Form 10-Q
period 1996-03-31
ARIAD PHARMACEUTICALS INC
filed 1996-05-08
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON; D.C. 20549

                                   FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO
                                                ------   -----

                        COMMISSION FILE NUMBER: 0-21696


                           ARIAD PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                 22-3106987
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



              26 LANDSDOWNE STREET, CAMBRIDGE, MASSACHUSETTS 02139
               (Address of principal executive offices)(Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 494-0400

               Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report: Not Applicable

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X           NO
                                ---             ---

The number of shares of the Registrant's common stock outstanding as of May 1, 1996 was 18,984,036.


================================================================================

                          ARIAD PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS
                               -----------------

PART I.   FINANCIAL INFORMATION                                         Page No.
- - -------------------------------                                         --------

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - March 31, 1996
         and December 31, 1995 ......................................      1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 1996 and 1995. ................      2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1996 and 1995. ................      3

         Notes to Unaudited Condensed Consolidated Financial
         Statements .................................................      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................      6

PART II. OTHER INFORMATION
- - --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      9

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            ASSETS

                                                                   March 31,        December 31,
                                                                     1996              1995
                                                                     ----              ----
Current assets:
  Cash and cash equivalents                                     $  6,329,841       $  3,750,082
  Marketable securities                                           17,109,877         23,306,152
  Prepaid expenses and other                                         669,283            504,460
                                                                ------------       ------------
     Total current assets                                         24,109,001         27,560,694
                                                                ------------       ------------
Property and equipment:
  Leasehold improvements                                           6,997,424          6,978,006
  Equipment and furniture                                          3,573,875          3,100,507
                                                                ------------       ------------
     Total                                                        10,571,299         10,078,513
  Less accumulated depreciation and amortization                   3,648,893          3,365,904
                                                                ------------       ------------
     Property and equipment, net                                   6,922,406          6,712,609
                                                                ------------       ------------
Licensed technology and patent application costs, net              1,234,850          1,080,823
                                                                ------------       ------------
Other assets, net                                                  2,127,237          1,847,604
                                                                ------------       ------------
Total                                                           $ 34,393,494       $ 37,201,730
                                                                ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $  1,460,695       $  1,460,695
  Accounts payable                                                 1,147,552            677,918
  Accrued liabilities                                                605,765            760,165
  Deferred revenue                                                 3,666,665          3,666,665
                                                                ------------       ------------
     Total current liabilities                                     6,880,677          6,565,443
                                                                ------------       ------------
Long-term debt                                                     1,319,344          1,540,727
                                                                ------------       ------------
Deferred revenue                                                   5,577,779          6,411,113
                                                                ------------       ------------
Stockholders' equity:
  Common stock, $.001 par value; authorized, 60,000,000
     shares; issued and outstanding, 18,984,036 in
     1996 and 18,965,728 shares in 1995                               18,984             18,966
  Additional paid-in capital                                      70,466,957         70,428,410
  Net unrealized loss on marketable securities                      (169,858)          (113,273)
  Accumulated deficit                                            (49,700,389)       (47,649,656)
                                                                ------------       ------------
     Stockholders' equity                                         20,615,694         22,684,447
                                                                ------------       ------------
Total                                                           $ 34,393,494       $ 37,201,730
                                                                ============       ============



      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                        ------------------------------
                                            1996                1995
                                        -----------        -----------

Revenue:
  Research revenue                      $ 2,058,334        $   175,000
  Interest income                           347,725            331,140
                                        -----------        -----------
     Total revenue                        2,406,059            506,140
                                        -----------        -----------
Operating expenses:
  Research and development                3,702,205          3,345,007
  General and administrative                682,971            616,339
  Interest expense                           71,616             92,709
                                        -----------        -----------
     Total operating expenses             4,456,792          4,054,055
                                        -----------        -----------
Net loss                                $(2,050,733)       $(3,547,915)
                                        ===========        ===========

Net loss per share                      $      (.11)       $      (.22)
                                        ===========        ===========
Weighted average number of shares
  of common stock outstanding            18,976,539         15,911,658


      See notes to unaudited condensed consolidated financial statements.

                 ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                            1996              1995
                                                                       ------------        ------------
Cash flows from operating activities:
  Net loss                                                             $ (2,050,733)       $(3,547,915)
  Adjustments to reconcile net loss to net cash used in operating activites:
     Depreciation and amortization                                          537,572            357,864
     Deferred revenue                                                      (833,334)
     Stock-based compensation                                                 1,951
     Increase (decrease) from:
       Prepaid expenses and other                                          (164,823)           (69,159)
       Other assets                                                        (441,982)          (101,727)
       Accounts payable                                                     469,634           (223,954)
       Accrued liabilities                                                 (154,400)            45,140
                                                                       ------------        -----------
          Net cash used in operating activities                          (2,636,115)        (3,539,751)
                                                                       ------------        -----------
Cash flows from investing activities:
   Acquisitions of marketable securities                                 (6,835,149)        (2,754,966)
   Proceeds from sale and maturities of marketable securities            12,956,040          3,370,701
   Investment in property and equipment, net                               (349,978)           (58,572)
   Acquisitions of licensed technology and patents                         (227,462)          (144,365)
                                                                       ------------        -----------
          Net cash provided by investing activities                       5,543,451            412,798
                                                                       ------------        -----------

Cash flows from financing activities:
   Repayment of borrowings                                                 (364,191)          (335,716)
   Proceeds from exercise of stock options                                   36,614
   Proceeds from sale/leaseback of equipment                                                   263,826
   Purchase of warrants                                                                        (50,000)
                                                                       ------------        -----------
          Net cash used in financing activities                            (327,577)          (121,890)
                                                                       ------------        -----------
Net increase (decrease) in cash and equivalents                           2,579,759         (3,248,843)
Cash and equivalents, beginning of period                                 3,750,082          8,074,320
                                                                       ------------        -----------
Cash and equivalents, end of period                                    $  6,329,841        $ 4,825,477
                                                                       ============        ===========


      See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

1.   Management Statement
     --------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three-month periods ended March 31, 1996 and 1995. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

     The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Marketable Securities
     ---------------------

     The Company has classified its marketable securities as available for sale and accordingly, carries such securities at aggregate fair value. At March 31, 1996 and December 31, 1995, the Company's marketable securities consisted of the following:


     1996                                            Aggregate        Amortized              Gross Unrealized
     ----                                            Fair Value       Cost Basis          Gains           Losses
                                                     ----------       ----------          -----           ------
    U.S. Government obligations                   $ 6,321,019       $ 6,446,952        $   687        $(126,620)
    Corporate debt securities                      10,539,387        10,583,312          3,579          (47,504)
    Certificate of deposit                            249,471           249,471
                                                  -----------       -----------        -------        ---------
        Total                                     $17,109,877       $17,279,735        $ 4,266        $(174,124)
                                                  ===========       ===========        =======        =========


    1995
    ----
    U.S. Government obligations                   $14,871,417       $14,981,763        $ 2,623        $(112,969)
    Corporate debt securities                       8,185,264         8,188,191         19,376          (22,303)
    Certificate of deposit                            249,471           249,471
                                                  -----------       -----------        -------        ---------
         Total                                    $23,306,152       $23,419,425        $21,999        $(135,272)
                                                  ===========       ===========        =======        =========



    At March 31, 1996, approximately $14,000,000 of investments in marketable securities had contractual maturities of one year or less, and approximately $340,000 of such investments had periodic contractual maturity dates.

    Realized gains and losses on sales of marketable securities were not material during the quarter ended March 31, 1996; the net unrealized loss of $169,858 is included in stockholders' equity.

3.   Adoption of New Accounting Pronouncements
     -----------------------------------------

     Effective January 1, 1996, the Company adopted Statement of Accounting Standards No.123, "Accounting For Stock-Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1996. For stock option grants to nonemployees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value-based method and amortizes compensation expense over the vesting period. During the quarter ended March 31, 1996, the Company granted options to purchase 30,000 shares of common stock to nonemployees, resulting in compensation expense of $1,951.

     Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ARIAD was formed in 1991 to pursue the discovery and development of pharmaceuticals based on an understanding of intracellular signal transduction pathways and their role in disease. ARIAD combines the knowledge of molecular cell biology with an advanced capability in structure-based drug design and combinatorial chemistry in an effort to create a new class of biopharmaceuticals capable of treating a broad range of diseases. ARIAD has focused its drug discovery efforts on two major programs: 1) the development of small-molecule drugs that inhibit critical signal transduction pathways in cells responsible for allergy and asthma, immune-related disorders and osteoporosis; and 2) the development of small-molecule drugs that control signal transduction pathways in genetically engineered cells to provide a means to regulate protein production in gene and cell therapy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

The Company had revenues of $2,406,000 for the quarter ended March 31, 1996 compared to $506,000 for the same period in 1995. Revenues are comprised principally of research revenues from the collaborative research and development agreement with Hoechst Marion Roussel ("HMR") and government-sponsored research grants and interest income earned on investments of cash equivalents and marketable securities. Research revenues earned in the quarter ended March 31, 1996 increased by $1,883,000 over the corresponding period in 1995 primarily as a result of research activity under the collaborative research and development agreement with HMR that commenced in November 1995. Interest income for the current period increased by $17,000 in 1996 over 1995 primarily as a result of higher levels of funds invested.

Research and development expenses increased to $3,702,000 for the quarter ended March 31, 1996 from $3,345,000 for the same period in 1995 due to increased research activity as a result of the HMR agreement and the amortization of costs incurred in connection with the HMR agreement which were deferred. The Company expects its research and development expenses to increase moderately as a result of the HMR agreement.

General and administrative expenses increased to $683,000 for the quarter ended March 31, 1996 from $616,000 for the corresponding period in 1995 primarily due to increased legal expenses for litigation, offset somewhat by savings in insurance expense.

The Company incurred interest expense of $72,000 for the quarter ended March 31, 1996 compared to $93,000 for the corresponding period in 1995. The decrease resulted from a lower level of long-term debt during the period.

The Company incurred losses of $2,051,000 for the quarter ended March 31, 1996 and $3,548,000 for the corresponding period in 1995, or $.11 and $.22 per share, respectively. The Company expects that operating losses will continue for several more years and may increase as its activities expand and may fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash, cash equivalents and marketable securities totaling $23,440,000 and working capital of $17,228,000 compared to cash, cash equivalents and marketable securities totaling $27,056,000 and working capital amounting to $20,995,000 at December 31, 1995.

The primary uses of cash during the three months ended March 31, 1996 were $2,636,000 to finance the Company's operations and working capital requirements, $350,000 to purchase equipment, $227,000 to acquire licensed technology and patents and $364,000 to repay long-term debt. The primary sources of cash during the quarter ended March 31, 1996 were net proceeds of $6,121,000 from the sale and maturity of marketable securities.

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and, commencing in November 1995, the collaborative research and development agreement with HMR.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. ARIAD has the right, under certain circumstances, to participate in the development and commercialization of these products for certain non-osteoporosis indications in North America. Under the terms of the agreement, HMR made an initial cash payment to the Company of $10,000,000, will provide research funding in equal quarterly amounts of up to an aggregate of $20,000,000 over a five-year period and will provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the agreement and further payment obligations after three years, if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. Revenue earned under the agreement amounted to $1,833,000 for the three months ended March 31, 1996.

From its inception and through March 31, 1996, the Company has invested an aggregate of $17,124,000 in property and equipment, including $6,997,000 in leasehold improvements and $10,127,000 in laboratory equipment and furniture. An aggregate of $6,553,000 of equipment and furniture was sold in the four years prior to 1996, pursuant to sale/leaseback transactions under its lease credit facilities. The lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to four years. Pursuant to a commitment from its principal equipment lessor, the Company has $1,000,000 of additional lease credit available through 1996.

In 1995, the Company arranged a $2,000,000 capital lease line with its principal bank under which it may finance, over a four-year period, the purchase of equipment. The Company placed equipment with an acquisition cost of $153,000 and $598,000 under this agreement in 1996 and 1995, respectively. The capital lease obligations are payable in monthly installments of $16,912. The agreements under which these lease obligations and other long-term debt were issued contain certain restrictive covenants that limit the amount of additional indebtedness, capital spending and stock redemption; prohibit dividend distributions; and require the Company to maintain certain minimum levels of net worth, working capital and liquid assets.

The Company will require substantial additional funding for its research and product development programs, for operating expenses, for the pursuit of regulatory clearances and for building manufacturing, sales and marketing capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements through mid-1998. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds before that time.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) None

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ARIAD Pharmaceuticals, Inc.
                                        (Registrant)



                                 By: /s/ Jay R. LaMarche
                                     ------------------------
                                         Jay R. LaMarche
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Duly authorized Officer and Principal
                                         Financial Officer)



Date: May 8, 1995