Form 10-Q
period 1996-06-30
ARIAD PHARMACEUTICALS INC
filed 1996-08-09
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                 YES  X      NO
                                    -----      -----

The number of shares of the Registrant's common stock outstanding as of August 1, 1996 was 19,003,944.

================================================================================

                            ARIAD PHARMACEUTICALS, INC.

                                 TABLE OF CONTENTS
                                 -----------------

PART  I.   FINANCIAL INFORMATION                                                 Page No.
- --------------------------------                                                 --------

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets - June 30, 1996
           and December 31, 1995 ................................................   1

           Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended June 30, 1996 and 1995 .............   2

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995 ..............................   3

           Notes to Unaudited Condensed Consolidated Financial Statements .......   4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ..................................   5


PART II.   OTHER INFORMATION
- ----------------------------

ITEM 1.    LEGAL PROCEEDINGS.....................................................   8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................   9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .....................................   9

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS



                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Current assets:
     Cash and cash equivalents                               $  6,278,029    $  3,750,082
     Marketable securities                                     14,425,422      23,306,152
     Prepaid expenses and other                                   610,622         504,460
                                                             ------------    ------------
         Total current assets                                  21,314,073      27,560,694
                                                             ------------    ------------

Property and equipment:
     Leasehold improvements                                     6,997,749       6,978,006
     Equipment and furniture                                    4,174,346       3,100,507
                                                             ------------    ------------
         Total                                                 11,172,095      10,078,513
     Less accumulated depreciation and amortization             3,933,426       3,365,904
                                                             ------------    ------------
         Property and equipment, net                            7,238,669       6,712,609
                                                             ------------    ------------
Licensed technology and patent application costs, net           1,311,364       1,080,823
                                                             ------------    ------------
Other assets, net                                               1,679,279       1,847,604
                                                             ------------    ------------
Total                                                        $ 31,543,385    $ 37,201,730
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                       $  1,653,129    $  1,460,695
     Accounts payable                                             867,999         677,918
     Accrued liabilities                                          436,749         760,165
     Deferred revenue                                           3,666,665       3,666,665
                                                             ------------    ------------
         Total current liabilities                              6,624,542       6,565,443
                                                             ------------    ------------
Long-term debt                                                  1,401,350       1,540,727
                                                             ------------    ------------
Deferred revenue                                                4,744,447       6,411,113
                                                             ------------    ------------
Stockholders' equity:
     Common stock, $.001 par value; authorized, 60,000,000
         shares; issued and outstanding, 19,003,944 in
         1996 and 18,965,728 shares in 1995                        19,004          18,966
     Additional paid-in capital                                70,508,522      70,428,410
     Net unrealized loss on marketable securities                (164,565)       (113,273)
     Accumulated deficit                                      (51,589,915)    (47,649,656)
                                                             ------------    ------------
         Stockholders' equity                                  18,773,046      22,684,447
                                                             ------------    ------------
Total                                                        $ 31,543,385    $ 37,201,730
                                                             ============    ============




       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                    --------------------------    --------------------------
                                        1996           1995           1996           1995
                                    -----------    -----------    -----------    -----------
Revenue:
     Research revenue               $ 2,093,332    $   175,000    $ 4,151,666    $   350,000
     Interest income                    288,598        343,890        636,323        675,030
                                    -----------    -----------    -----------    -----------
         Total revenue                2,381,930        518,890      4,787,989      1,025,030
                                    -----------    -----------    -----------    -----------
Operating expenses:
     Research and development         3,685,457      3,308,613      7,387,662      6,653,620
     General and administrative         519,345        596,584      1,202,316      1,212,923
     Interest expense                    66,654         84,995        138,270        177,704
                                    -----------    -----------    -----------    -----------
         Total operating expenses     4,271,456      3,990,192      8,728,248      8,044,247
                                    -----------    -----------    -----------    -----------
Net loss                            $(1,889,526)   $(3,471,302)   $(3,940,259)   $(7,019,217)
                                    ===========    ===========    ===========    ===========

Net loss per share                  $      (.10)   $      (.19)   $      (.21)   $      (.41)
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
     of common stock outstanding     18,986,829     18,064,123     18,981,684     16,987,891


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (3,940,259)   $ (7,019,217)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                    1,062,430         687,312
         Deferred revenue                                                (1,666,666)
         Stock-based compensation                                             9,930
         Increase (decrease) from:
             Prepaid expenses and other                                    (106,162)        (85,526)
             Other assets                                                  (154,326)       (121,492)
             Accounts payable                                               190,081        (136,086)
             Accrued liabilities                                           (323,426)         83,561
                                                                       ------------    ------------
                 Net cash used in operating activities                   (4,928,398)     (6,591,448)
                                                                       ------------    ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                              (11,121,994)    (10,123,008)
     Proceeds from sale and maturities of marketable
       securities                                                        19,873,770       5,239,699
     Investment in property and equipment, net                           (1,140,052)       (126,964)
     Acquisitions of licensed technology and patents                       (325,126)       (178,988)
                                                                       ------------    ------------
                 Net cash provided by (used in) investing activities      7,286,598      (5,189,261)
                                                                       ------------    ------------
Cash flows from financing activities:
     Repayment of borrowings                                               (736,530)       (671,430)
     Proceeds from sale/leaseback of equipment                              836,057         263,826
     Proceeds from issuance of common stock, net of issuance costs                        7,000,000
     Proceeds from exercise of stock options                                 70,220          75,466
     Purchase of warrants                                                                   (50,000)
                                                                       ------------    ------------
                 Net cash provided by financing activities                  169,747       6,617,862
                                                                       ------------    ------------
Net increase (decrease) in cash and equivalents                           2,527,947      (5,162,847)
Cash and equivalents, beginning of period                                 3,750,082       8,074,320
                                                                       ------------    ------------
Cash and equivalents, end of period                                    $  6,278,029    $  2,911,473
                                                                       ============    ============




       See notes to unaudited condensed consolidated financial statements.

    ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Statement
    --------------------

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

    The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Marketable Securities
    ---------------------

    The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At June
    30, 1996 and December 31, 1995, the Company's marketable securities consisted of the following:

                               Aggregate     Amortized      Gross Unrealized
1996                           Fair Value    Cost Basis    Gains       Losses
- ----                           ----------    ----------   -------    ---------


U.S. Government obligations   $ 3,898,981   $ 4,021,813              $(122,832)
Corporate debt securities      10,276,970    10,318,703   $ 2,576      (44,309)
Certificate of deposit            249,471       249,471
                              -----------   -----------   -------    ---------
       Total                  $14,425,422   $14,589,987   $ 2,576    $(167,141)
                              ===========   ===========   =======    =========


1995
- ----
U.S. Government obligations   $14,871,417   $14,981,763   $ 2,623    $(112,969)
Corporate debt securities       8,185,264     8,188,191    19,376      (22,303)
Certificate of deposit            249,471       249,471
                              -----------   -----------   -------    ---------
       Total                  $23,306,152   $23,419,425   $21,999    $(135,272)
                              ===========   ===========   =======    =========


 At June 30, 1996, approximately $10,326,000 of investments in marketable securities had contractual maturities of one year or less, and approximately $260,000 of such investments had periodic contractual maturity dates.

 Realized gains and losses on sales of marketable securities were not material during the six months ended June 30, 1996; the net unrealized loss of $164,565 is included in stockholders' equity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

Revenues for the quarter ended June 30, 1996 were $2,382,000 compared to $519,000 for the same period in 1995. Revenues are comprised principally of research revenues from the collaborative research and development agreement with Hoechst Marion Roussel ("HMR") (the "HMR Agreement") (see "-- Liquidity and Capital Resources") and government-sponsored research grants and interest income earned on investments of cash equivalents and marketable securities. Research revenues earned in the quarter ended June 30, 1996 increased by $1,918,000 over the corresponding period in 1995 primarily as a result of the HMR Agreement, which commenced in November 1995. Interest income for the current period decreased by $55,000 in 1996 over 1995 primarily as a result of lower levels of funds invested.

Research and development expenses increased by 11.4% to $3,685,000 for the quarter ended June 30, 1996 from $3,309,000 for the same period in 1995 due primarily to increased research activity as a result of the HMR Agreement. The Company expects its research and development expenses to increase moderately as a result of the HMR Agreement.

General and administrative expenses decreased by 13.1% to $519,000 for the quarter ended June 30, 1996 from $597,000 for the corresponding period in 1995 primarily due to savings in insurance expense and the timing of legal expenses associated with litigation.

The Company incurred interest expense of $67,000 for the quarter ended June 30, 1996 compared to $85,000 for the corresponding period in 1995. The decrease resulted from a lower level of long-term debt and lower interest rates during the period.

The Company incurred losses of $1,890,000 for the quarter ended June 30, 1996 and $3,471,000 for the corresponding period in 1995, or $.10 and $.19 per share, respectively.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

Revenues for the six months ended June 30, 1996 were $4,788,000 compared to $1,025,000 for the corresponding period in 1995. Interest income for the six months ended June 30, 1996 decreased by $39,000 over the corresponding period in 1995 primarily as a result of a slightly lower level of funds invested. Research revenue earned in 1996 increased by $3,802,000 over 1995 primarily as a result of the HMR Agreement, which commenced in November 1995.

Research and development expenses increased by 11.0% to $7,388,000 for the six months ended June 30, 1996 from $6,654,000 in 1995, primarily due to increased research activity as a result of the HMR Agreement.

General and administrative expenses remained relatively unchanged at $1,202,000 for the six months ended June 30, 1996 compared to $1,213,000 for the corresponding period in 1995.

The Company incurred interest expense of $138,000 for the six months ended June 30, 1996 compared to $178,000 for the corresponding period in 1995. The decrease results from a lower level of long-term debt and lower interest rates.

The Company incurred losses of $3,940,000 for the six months ended June 30, 1996 and $7,019,000 for the corresponding period in 1995, or $.21 and $.41 per share, respectively.

The Company expects that operating losses will continue for several more years and may increase as its activities expand and may fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash, cash equivalents and marketable securities totaling $20,703,000 and working capital of $14,690,000 compared to cash, cash equivalents and marketable securities totaling $27,056,000 and working capital amounting to $20,995,000 at December 31, 1995.

The primary uses of cash during the six months ended June 30, 1996 were $4,928,000 to finance the Company's operations and working capital requirements, $1,140,000 to purchase equipment, $325,000 to acquire licensed technology and patents and $737,000 to repay long-term debt. During the six months ended June 30, 1996, net proceeds of $836,000 from the sale/leaseback of laboratory equipment were received.

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and, commencing in November 1995, the HMR Agreement.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the HMR Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. ARIAD has the right, under certain circumstances, to participate in the development and commercialization of these products for certain nonosteoporosis indications in North America. Under the terms of the Agreement, HMR made an initial cash payment to the Company of $10,000,000, will provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and will provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the Agreement and further payment obligations after three years if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. Revenue recognized under the Agreement amounted to $1,833,000 and $3,667,000 for the three months and six months ended June 30, 1996, respectively.

From its inception and through June 30, 1996, the Company has invested an aggregate of $17,828,000 in property and equipment, including $6,998,000 in leasehold improvements and $10,830,000 in laboratory equipment and furniture. An aggregate of $6,553,000 of equipment and furniture was sold in the four years prior to 1996 pursuant to sale/leaseback transactions under its lease credit facilities. These lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to four years. Pursuant to a commitment from its principal equipment lessor, the Company has $1,000,000 of additional lease credit available through 1996.

In 1995, the Company arranged a $2,000,000 capital lease line with its principal bank under which it may finance, over a four-year period, the purchase of equipment. The Company placed equipment with an acquisition cost of $836,000 and $598,000 under this agreement in 1996 and 1995, respectively. The capital lease obligations are payable in monthly installments of $33,772. The agreements under which these lease obligations and other long-term debt were issued contain certain restrictive covenants that limit the amount of additional indebtedness, capital spending and stock redemption; prohibit dividend distributions; and require the Company to maintain certain minimum levels of net worth, working capital and liquid assets.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, the Company was named as a defendant in a purported class action lawsuit that commenced in the United States District Court for the Southern District of New York on October 21, 1994 (the "Blech Securities Litigation"). The Company filed a motion to dismiss the Blech Securities Litigation, and on June 6, 1996, the Court granted that motion as to the Company. Although the Court gave plaintiffs an opportunity to replead their allegations, the Company was not named as a defendant in the amended complaint that plaintiffs subsequently filed.

As previously reported, the Company was also named as a defendant in a purported class action lawsuit that commenced on June 8, 1995 in the United States District Court for the Southern District of New York (the "Degulis Action"). The Company filed a motion to dismiss the Degulis Action, and on June 6, 1996, the Court denied the motion. The Company intends to continue to defend vigorously the Degulis Action.

Other than the Degulis Action, the Company is not party to any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 18, 1996. Of 18,984,036 shares issued and outstanding and eligible to vote as of the record date of April 22, 1996, a quorum of 16,105,640 shares or 84.8% of the eligible shares were present.

The only action taken at such meeting was the re-election of the following
Class 2 Directors:

                                                Number of Shares
                                     --------------------------------------
                                         For             Withheld Authority
                                     ----------          ------------------
       Philip Felig, M.D.            15,731,110                374,530
       Peter T. Joseph               15,726,539                379,101
       Jay R. LaMarche               15,731,510                374,130
       Joel S. Marcus                15,731,510                374,130

Continuing Class 3 Directors (terms to expire 1997):

       Harvey J. Berger, M.D.
       Vaughn D. Bryson
       Sandford D. Smith
       Raymond S. Troubh

Continuing Class 1 Directors (terms to expire 1998):

       Joan S. Brugge, Ph.D.
       Edgar Haber, M.D.
       Frank J. Hoenemeyer

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits
              None

       (b)    Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARIAD Pharmaceuticals, Inc.
                                          (Registrant)

                                    By: /s/ Jay R. LaMarche
                                        ----------------------------------------
                                        Jay R. LaMarche
                                        Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Duly authorized Officer and Principal
                                         Financial Officer)

Date: August 9, 1996