Form 10-Q
period 1996-09-30
ARIAD PHARMACEUTICALS INC
filed 1996-11-08
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

The number of shares of the Registrant's common stock outstanding as of October 14, 1996 was 19,025,579.

================================================================================

                           ARIAD PHARMACEUTICALS, INC.


                                                 TABLE OF CONTENTS
                                                 -----------------


PART I.      FINANCIAL INFORMATION                                                              Page No.
-----------------------------------                                                              --------

ITEM 1. UNAUDITED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets - September 30, 1996
              and December 31, 1995 ................................................................... 1

              Condensed Consolidated Statements of Operations for the
              Three Months and Nine Months Ended September 30, 1996 and 1995 .......................... 2

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1996 and 1995 ........................................... 3

              Notes to Unaudited Condensed Consolidated Financial Statements .......................... 4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..................................................... 5

PART II.      OTHER INFORMATION
-------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................... 9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................................. 9

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                       ASSETS

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                   1996               1995
                                                                              -------------       ------------
Current assets:
     Cash and cash equivalents                                                $  5,143,916       $  3,750,082
     Marketable securities                                                      13,357,618         23,306,152
     Prepaid expenses and other                                                    505,600            504,460
                                                                              ------------       ------------
         Total current assets                                                   19,007,134         27,560,694
                                                                              ------------       ------------
Property and equipment:
     Leasehold improvements                                                      6,999,689          6,978,006
     Equipment and furniture                                                     4,140,714          3,100,507
                                                                              ------------       ------------
         Total                                                                  11,140,403         10,078,513
     Less accumulated depreciation and amortization                              4,381,181          3,365,904
                                                                              ------------       ------------
         Property and equipment, net                                             6,759,222          6,712,609
                                                                              ------------       ------------
Licensed technology and patent application costs, net                            1,348,587          1,080,823
                                                                              ------------       ------------
Other assets, net                                                                1,495,263          1,847,604
                                                                              ------------       ------------
Total                                                                         $ 28,610,206       $ 37,201,730
                                                                              ============       ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $  1,456,643       $  1,460,695
     Accounts payable                                                              870,837            677,918
     Accrued liabilities                                                           531,794            760,165
     Deferred revenue                                                            3,666,665          3,666,665
                                                                              ------------       ------------
         Total current liabilities                                               6,525,939          6,565,443
                                                                              ------------       ------------
Long-term debt                                                                   1,187,674          1,540,727
                                                                              ------------       ------------
Deferred revenue                                                                 3,911,114          6,411,113
                                                                              ------------       ------------
Stockholders' equity:
     Common stock, $.001 par value; authorized, 60,000,000
         shares; issued and outstanding, 19,023,234 shares in
         1996 and 18,965,728 shares in 1995                                         19,023             18,966
     Additional paid-in capital                                                 70,555,262         70,428,410
     Net unrealized loss on marketable securities                                 (119,276)          (113,273)
     Accumulated deficit                                                       (53,469,530)       (47,649,656)
                                                                              ------------       ------------
         Stockholders' equity                                                   16,985,479         22,684,447
                                                                              ------------       ------------
Total                                                                         $ 28,610,206       $ 37,201,730
                                                                              ============       ============


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                            ----------------------------        ------------------------------
                                               1996              1995               1996               1995
                                            ----------        ----------        ------------       -----------
Revenue:
     Research revenue                      $ 2,109,333       $   265,000         $ 6,260,999      $    615,000
     Interest income                           365,215           336,982           1,001,538         1,012,012
                                           -----------       -----------         -----------      ------------
         Total revenue                       2,474,548           601,982           7,262,537         1,627,012
                                           -----------       -----------         -----------      ------------
Operating expenses:
     Research and development                3,831,267         3,485,588          11,218,929        10,139,208
     General and administrative                459,136           515,153           1,661,452         1,728,076
     Interest expense                           63,760            76,855             202,030           254,559
                                           -----------       -----------         -----------      ------------
         Total operating expenses            4,354,163         4,077,596          13,082,411        12,121,843
                                           -----------       -----------         -----------      ------------
Net loss                                   $(1,879,615)      $(3,475,614)        $(5,819,874)     $(10,494,831)
                                           ===========       ===========         ===========      ============

Net loss per share                         $      (.10)      $      (.18)        $      (.31)     $       (.59)
                                           ===========       ===========         ===========      ============
Weighted average number of shares
     of common stock outstanding            19,006,714        18,952,112          18,990,027        17,642,631


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------           ----------
                                                                                   1996                 1995
                                                                                ----------           ----------
Cash flows from operating activities:
     Net loss                                                                 $ (5,819,874)        $(10,494,831)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                           1,704,093            1,009,658
         Deferred revenue                                                       (2,499,999)
         Stock-based compensation                                                   15,571
         Increase (decrease) from:
             Prepaid expenses and other                                             (1,140)              68,299
             Other assets                                                         (115,990)            (266,492)
             Accounts payable                                                      192,919               99,392
             Accrued liabilities                                                  (228,371)             441,113
                                                                              ------------         ------------
                 Net cash used in operating activities                          (6,752,791)          (9,142,861)
                                                                              ------------         ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                     (13,788,564)         (20,103,931)
     Proceeds from sale and maturities of marketable securities                 23,630,820           19,339,235
     Investment in property and equipment, net                                  (1,108,360)            (179,807)
     Acquisitions of licensed technology and patents                              (387,974)            (215,111)
                                                                              ------------         ------------
                 Net cash provided by (used in) investing activities             8,345,922           (1,159,614)
                                                                              ------------         ------------
Cash flows from financing activities:
     Repayment of borrowings                                                    (1,146,691)          (1,007,145)
     Proceeds from sale/leaseback of equipment                                     836,057              366,950
     Proceeds from issuance of common stock, net of issuance costs                                    7,000,000
     Proceeds from exercise of stock options                                       111,337               89,043
     Purchase of warrants                                                                               (50,000)
                                                                              ------------         ------------
                 Net cash (used in) provided by financing activities              (199,297)           6,398,848
                                                                              ------------         ------------
Net increase (decrease) in cash and equivalents                                  1,393,834           (3,903,627)
Cash and equivalents, beginning of period                                        3,750,082            8,074,320
                                                                              ------------         ------------
Cash and equivalents, end of period                                           $  5,143,916         $  4,170,693
                                                                              ============         ============




       See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Management Statement
     --------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

     The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.   Marketable Securities
     ---------------------

     The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At
     September 30, 1996 and December 31, 1995, the Company's marketable securities consisted of the following:

                                            Aggregate           Amortized                Gross Unrealized
     1996                                   Fair Value          Cost Basis            Gains            Losses
     ----                                   ----------          ----------           ------           -------

     U.S. Government obligations          $ 3,856,513          $ 3,938,504          $   225         $ (82,216)
     Corporate debt securities              9,251,634            9,288,919            4,541           (41,826)
     Certificate of deposit                   249,471              249,471
                                          -----------          -----------          -------         ---------
            Total                         $13,357,618          $13,476,894          $ 4,766         $(124,042)
                                          ===========          ===========          =======         =========


     1995
     ----

     U.S. Government obligations          $14,871,417          $14,981,763          $ 2,623         $(112,969)
     Corporate debt securities              8,185,264            8,188,191           19,376           (22,303)
     Certificate of deposit                   249,471              249,471
                                          -----------          -----------          -------         ---------
            Total                         $23,306,152          $23,419,425          $21,999         $(135,272)
                                          ===========          ===========          =======         =========



     At September 30, 1996, approximately $9,450,000 of investments in marketable securities had contractual maturities of one year or less, and approximately $177,000 of such investments had periodic contractual maturity dates.

     Realized gains and losses on sales of marketable securities were not material during the nine months ended September 30, 1996; the net unrealized loss of $119,276 is included in stockholders' equity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the quarter ended September 30, 1996 were $2,475,000 compared to $602,000 for the same period in 1995. Revenues are comprised principally of research revenues from the collaborative research and development agreement with Hoechst Marion Roussel ("HMR") (the "HMR Agreement") (see "-- Liquidity and Capital Resources") and government-sponsored research grants and interest income earned on investments of cash equivalents and marketable securities. Research revenues earned in the quarter ended September 30, 1996 increased by $1,844,000 over the corresponding period in 1995 primarily as a result of the HMR Agreement, which commenced in November 1995. Interest income for the current period increased by $28,000 in 1996 over 1995 primarily as a result of higher yields on a lower level of funds invested.

Research and development expenses increased by 9.9% to $3,831,000 for the quarter ended September 30, 1996 from $3,486,000 for the same period in 1995 due primarily to increased research activity as a result of the HMR Agreement. The Company expects its research and development expenses to increase moderately as a result of the HMR Agreement.

General and administrative expenses decreased by 10.9% to $459,000 for the quarter ended September 30, 1996 from $515,000 for the corresponding period in 1995 primarily due to savings in insurance expense and the timing of legal expenses.

The Company incurred interest expense of $64,000 for the quarter ended September 30, 1996 compared to $77,000 for the corresponding period in 1995. The decrease resulted from a lower level of long-term debt during the period.

The Company incurred losses of $1,880,000 for the quarter ended September 30, 1996 and $3,476,000 for the corresponding period in 1995, or $.10 and $.18 per share, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the nine months ended September 30, 1996 were $7,263,000 compared to $1,627,000 for the corresponding period in 1995. Research revenue earned in 1996 increased by $5,646,000 over 1995 primarily as a result of the HMR Agreement, which commenced in November 1995. Interest income for the nine months ended September 30, 1996 decreased by $10,000 over the corresponding period in 1995 primarily as a result of a lower level of funds invested partially offset by higher yields on funds invested.

Research and development expenses increased by 10.6% to $11,219,000 for the nine months ended September 30, 1996 from $10,139,000 in 1995, primarily due to increased research activity as a result of the HMR Agreement.

General and administrative expenses decreased by 3.9% to $1,661,000 for the nine months ended September 30, 1996 compared to $1,728,000 for the corresponding period in 1995, primarily due to savings in insurance expense.

The Company incurred interest expense of $202,000 for the nine months ended September 30, 1996 compared to $255,000 for the corresponding period in 1995. The decrease results from a lower level of long-term debt.

The Company incurred losses of $5,820,000 for the nine months ended September 30, 1996 and $10,495,000 for the corresponding period in 1995, or $.31 and $.59 per share, respectively.

The Company expects that operating losses will continue for several more years and may increase as its activities expand and may fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash, cash equivalents and marketable securities totaling $18,502,000 and working capital of $12,481,000 compared to cash, cash equivalents and marketable securities totaling $27,056,000 and working capital amounting to $20,995,000 at December 31, 1995.

The primary uses of cash during the nine months ended September 30, 1996 were $6,753,000 to finance the Company's operations and working capital requirements, $1,108,000 to purchase equipment, $388,000 to acquire licensed technology and patents and $1,147,000 to repay long-term debt. During the nine months ended September 30, 1996, net proceeds of $836,000 from the sale/leaseback of laboratory equipment and $111,000 from the exercise of stock options were received.

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and, commencing in November 1995, research revenues under the HMR Agreement.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the HMR Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. ARIAD has the right, under certain circumstances, to participate in the development and commercialization of these products for certain nonosteoporosis indications in North America. Under the terms of the Agreement, HMR made an initial cash payment to the Company of $10,000,000, will provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and will provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the Agreement and further payment obligations after three years if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. Revenue recognized under the Agreement amounted to $1,833,000 and $5,500,000 for the three months and nine months ended September 30, 1996, respectively.

From its inception and through September 30, 1996, the Company has invested an aggregate of $17,797,000 in property and equipment, including $7,000,000 in leasehold improvements and $10,797,000 in laboratory equipment and furniture. An aggregate of $6,553,000 of equipment and furniture was sold in the four years prior to 1996 pursuant to sale/leaseback transactions under its lease credit facilities. These lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to four years.

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

PART II.      OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.24 Amendment dated June 3, 1996 to Agreement dated as of January 1, 1994 between the Board of Trustees of the Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc.*

       (b)    Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

              --------------------
              * Confidential treatment has been requested from the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ARIAD Pharmaceuticals, Inc.
                                              (Registrant)


                                     By: /s/ Jay R. LaMarche
                                         ---------------------------------------
                                         Jay R. LaMarche
                                         Senior Vice President, Finance and
                                          Chief Financial Officer
                                         (Duly authorized Officer and Principal
                                          Financial Officer)

Date: November 8, 1996