Form 10-K
period 1996-12-31
ARIAD PHARMACEUTICALS INC
filed 1997-03-31
CIK 884731

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-21696

                          ARIAD PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     22-3106987
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)
26 LANDSDOWNE STREET, CAMBRIDGE, MASSACHUSETTS                   02139-4234
   (Address of principal executive offices)                     (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (617) 494-0400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS

                  RIGHTS TO PURCHASE SERIES A PREFERRED STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of the registrant's Common Stock and number of Rights outstanding as of March 18, 1997: 19,260,412. The number of Common Stock Purchase Warrants outstanding as of March 18, 1997: 2,125,225.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $119 million as of March 18, 1997, based on the last reported sales price of the registrant's Common Stock on the Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     ARIAD Pharmaceuticals, Inc. ("ARIAD" or the "Company") is engaged in the discovery and development of novel pharmaceuticals based on signal transduction pathways and the genes that regulate them. The Company is currently focusing its efforts in three areas: (i) the development of orally administered drugs to block intracellular signal transduction pathways that are critical to major diseases such as osteoporosis, allergy/asthma and immune-related disorders; (ii) the development of a system to regulate gene therapy using orally administered drugs; and (iii) the identification of new drug targets and therapeutic proteins through functional genomics. ARIAD has assembled a broad portfolio of advanced technologies for the identification, validation and optimization of novel drugs. These technologies have been integrated into a drug discovery platform that, in conjunction with the Company's expertise in signal transduction, forms the basis for multiple business opportunities, each with a diversity of potential products. In each of its three areas of drug discovery, the Company has entered into a significant strategic alliance with a collaborator to complement its drug discovery technologies or to support its commercialization efforts.

     Signal Transduction Inhibitors. ARIAD is designing drugs that inhibit signal transduction pathways in cells responsible for osteoporosis, allergy/asthma and immune-related diseases such as transplant rejection and rheumatoid arthritis. In each of these programs, the Company has identified intracellular signaling proteins that it believes are critical to the disease process. ARIAD scientists are employing the Company's advanced drug discovery platform to design and develop small molecules that bind to these proteins and block their ability to transmit signals within the cell. In the case of osteoporosis, ARIAD is developing small molecules designed to bind to Src, an intracellular signaling protein that the Company believes is critical to the function of osteoclasts, the cells that resorb bone. By inhibiting the function of Src, it may be possible to correct the imbalance between bone resorption and bone formation that causes osteoporosis. In November 1995, ARIAD entered into an agreement with Hoechst Marion Roussel ("HMR") (the "1995 HMR Osteoporosis Agreement") to develop Src inhibitors for osteoporosis and related bone diseases. HMR agreed to invest up to $40 million, of which $10 million was paid upon closing and $30 million will fund research over a five-year period, including $10 million to be paid upon the achievement of certain research milestones. HMR will also fund all preclinical and clinical research activities of the program. ARIAD achieved the first $2 million research milestone under the agreement with HMR in December 1996.

     Regulated Gene Therapy. ARIAD's regulated gene therapy program is designed to address critical challenges facing the practical application of gene therapy:
(i) efficiently and safely delivering genetic material directly to a patient's cells, (ii) causing those cells to produce adequate and sustainable levels of therapeutic protein, (iii) controlling protein production levels in a manner consistent with conventional pharmaceutical dosing and (iv) providing the ability to cease treatment should it become unwanted or unnecessary. ARIAD is developing a system that employs proprietary orally administered drugs to control the level of therapeutic proteins produced by cells engineered for gene therapy and to selectively eliminate those cells if the gene therapy should need to be discontinued for any reason. In February 1997, ARIAD entered into a joint venture with Genovo, Inc. (the "ARIAD-Genovo Joint Venture") to develop and commercialize gene therapy products for the therapeutic protein market. The joint venture combines ARIAD's regulated gene expression technology with Genovo's gene transfer technology for the intramuscular and subcutaneous delivery of gene therapy-based therapeutic protein products.

     Functional Genomics. In March 1997, ARIAD established a joint venture with HMR to pursue functional genomics. The objective of the joint venture, called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is to identify genes that encode novel therapeutic proteins and targets for small-molecule drug discovery through the development and integrated application of state-of-the-art technologies in molecular and cellular genetics and bioinformatics. ARIAD's regulated gene expression technology represents an important tool in the Genomics Center's efforts to identify promising genes for drug discovery and development. Operating costs of the Genomics Center and the rights to candidate therapeutic proteins and drug targets will be divided equally between ARIAD and HMR. ARIAD and HMR have agreed to commit approximately $85 million to fund the operating expenses, capital expenditures and other costs of the Genomics Center over the next five years. To support ARIAD's financial commitment to the joint venture, HMR will provide ARIAD with capital adequate to fund its share of such costs through the purchase of up to $49 million of ARIAD series B preferred stock. On March 18, 1997, HMR purchased 2,526,316 shares of series B preferred stock for $24 million.

     The Company's business strategy is to create multiple business opportunities based on its expertise in signal transduction technology. The key elements of this strategy include: (i) continuing to develop comprehensive and highly integrated capabilities in multiple aspects of drug discovery and development; (ii) seeking collaborations that will provide access to complementary technologies and research capabilities or commercialization expertise; (iii) pursuing drug discovery programs with the potential to create multiple product candidates; and (iv) when possible, retaining defined clinical development and commercialization rights and the flexibility to pursue product opportunities independently.

     All of ARIAD's compounds are currently in research or preclinical development, and none has entered human clinical trials or has been submitted to the U.S. Food and Drug Administration (the "FDA") or any other regulatory agency for marketing approval.

ARIAD'S BUSINESS STRATEGY

     ARIAD's strategy is to apply its knowledge of signal transduction pathways and the genes that regulate them to discover, develop and commercialize novel pharmaceutical products. To fulfill this objective, ARIAD has assembled, through internal efforts and strategic collaborations, a broad portfolio of advanced technologies for pharmaceutical discovery and development. The integrated application of these technologies has allowed the Company to pursue multiple business opportunities, each with a diversity of potential products. Figure 1 graphically depicts the Company's business strategy, the key elements of which are described below.

                     FIGURE 1. -- ARIAD'S BUSINESS STRATEGY

     Maintain a Broad and Integrated Portfolio of Advanced Drug Discovery Capabilities. ARIAD has established comprehensive and highly integrated capabilities in multiple aspects of drug discovery, including target identification and validation (functional genomics); structure-based drug design and molecular modeling; combinatorial chemistry; bioinformatics; novel assay and high-throughput screening; medicinal chemistry; and pharmacology. Rather than focusing on a narrow aspect of modern drug discovery such as combinatorial chemistry or assay development, ARIAD's integrated approach enables the Company to pursue the drug discovery and development process from the identification of a target to the optimization of a compound ready for clinical testing. This comprehensive approach to drug discovery provides ARIAD with opportunities to retain a larger portion of the commercial value of its potential products and can be applied to a broad spectrum of small-molecule drug targets in addition to those involved in signal transduction pathways.

     Establish Strategic Collaborations to Access Complementary Technologies and Accelerate Drug Development. ARIAD actively pursues collaborations with pharmaceutical and biotechnology companies to accelerate the development, testing and regulatory approval of its products. Certain of its collaborations are designed principally to access complementary technologies and research capabilities. For example, the ARIAD-Genovo

Joint Venture was formed to combine complementary technologies in the gene therapy area. Other collaborations such as the 1995 HMR Osteoporosis Agreement are established primarily to gain access to clinical research and commercialization capabilities. In addition to partially offsetting the risk and expense associated with drug development, this partnering strategy creates the opportunity to leverage the knowledge gained through each collaboration into additional drug discovery opportunities in other areas.

     Pursue Drug Discovery Programs with Multiple Product Opportunities. The Company's broad drug discovery platform, coupled with its expertise in each of its three programs, is designed to create multiple product opportunities. For example, while the Company's signal transduction inhibitor program currently focuses on osteoporosis and immune and inflammatory diseases, the specific knowledge acquired in these programs may be directly applied to the development of novel small-molecule drugs for other illnesses such as cancer and infectious diseases. Similarly, the initial products in ARIAD's regulated gene therapy program are being designed to replace existing injectable protein therapeutics, such as growth hormone and erythropoeitin, but the technology may also be directly applied to the controlled delivery of a broad range of newly identified therapeutic proteins. The functional genomics program is designed to identify multiple small-molecule drug targets and novel therapeutic proteins. These drug targets and therapeutic proteins may be developed by ARIAD independently or through additional collaborations. Certain drug targets and therapeutic proteins may provide additional product opportunities for ARIAD's signal transduction inhibitor and regulated gene therapy programs.

     Retain Defined Commercialization Rights. ARIAD has structured its strategic alliances and joint ventures to preserve, whenever possible, the flexibility to develop certain product opportunities independently or with third parties. For example, in the osteoporosis collaboration with HMR, ARIAD has the option to participate in the clinical development and commercialization of certain products for nonosteoporosis indications in North America. Additionally, ARIAD has retained the commercialization rights to its other signal transduction inhibitor programs that are based on its understanding of specific intracellular proteins. While the ARIAD-Genovo Joint Venture provides for the joint development and commercialization of products within the joint venture's defined field, ARIAD retains the right to pursue independently all other applications of its regulated gene therapy technology. ARIAD's share of the small-molecule drug discovery targets or novel proteins, if any, that arise out of the Genomics Center may be developed independently or with partners.

SIGNAL TRANSDUCTION INHIBITOR PROGRAM

  Scientific Background

     Cellular responses are controlled by external signals that stimulate or inhibit intracellular events. The process by which an external signal is transmitted into and within a cell to elicit a response is referred to as signal transduction. Signal transduction is generally initiated by the interaction of extracellular factors (e.g., ligands such as hormones, adhesion molecules or neurotransmitters) with receptors on the cell surface. These extracellular signals are transduced to the inner face of the cell membrane, causing the intracellular portion of the receptor to interact with specific contact sites (domains) on intracellular signaling proteins. The initial intracellular receptor-target interactions stimulate a series of additional protein interactions which disseminate the signal throughout the cell along an intracellular pathway, thereby producing a specific cellular response (Figure
2).

                     FIGURE 2 -- NORMAL SIGNAL TRANSDUCTION

     ARIAD believes that the intracellular protein interactions that make up signal transduction pathways are excellent targets for pharmacologic intervention. In each of ARIAD's signal transduction inhibitor projects, the Company seeks to: (i) discover an intracellular signaling pathway that is critical to the process of a major disease or disorder; (ii) identify an intracellular signaling protein that is essential to that pathway; (iii) determine the specific binding domain of the protein responsible for transduction of the signal; and (iv) design a small-molecule drug that binds to the targeted domain, thereby inhibiting the transmission of the signal and halting the disease process (Figure 3). ARIAD's primary signal transduction inhibitor projects are focused on intracellular pathways that the Company believes are critically involved in osteoporosis, immune-related diseases and allergy/asthma. For each of these diseases and disorders, the Company has identified signaling proteins that it believes are essential for the disease process, and the Company is currently optimizing small-molecule compounds that bind to specific domains on these proteins.

                     FIGURE 3. -- SIGNAL PATHWAY INHIBITED

  Drug Discovery Process

     The essential elements of ARIAD's signal transduction inhibitor drug discovery process are summarized below and in Figure 4:

                      FIGURE 4. -- DRUG DISCOVERY PROCESS

     Identification of intracellular targets -- ARIAD employs molecular cell biology, molecular and cellular genetics and bioinformatics to identify specific intracellular signaling proteins that represent validated targets for pharmacologic intervention. When selecting these targets, ARIAD considers the following criteria:

     - The targeted signaling pathway is well-characterized and implicated in an important human disease.

     - The targeted protein is critical to the disease pathway.

     - The domains involved in the interaction of the targeted protein with other proteins in the signaling pathway are amenable to structural analysis using the tools of structure-based drug design such as nuclear magnetic resonance ("NMR") spectroscopy or x-ray crystallography.

     - The shape of the contact site within a domain is relatively simple and thus able to be blocked with a small-molecule compound.

     Based on these criteria, ARIAD scientists are targeting a class of intracellular protein binding domains that include SH2 and SH3 domains. These domains are found on multiple signaling proteins that are critical to specific diseases. While SH2 domains as a group share common structural attributes that may confer efficiency to the drug design process, specific SH2 domains associated with specific signaling proteins display unique binding characteristics which should provide the opportunity to achieve a high degree of selectivity in compounds designed to block these targeted signaling proteins.

     Structure Determination -- ARIAD chemists determine the detailed three-dimensional molecular structure of the targeted protein domain through the use of advanced biophysical imaging techniques, such as NMR spectroscopy and x-ray crystallography.

     Lead compound identification -- Once the structural information for a given target is determined, ARIAD scientists use two integrated approaches to identify small molecules that may block that target. In the first approach, ARIAD chemists use the structural information as a blueprint for the design and synthesis of individual small molecules which will bind to the domain and block the target protein's interaction with other proteins in the signal transduction pathway. In the second approach, ARIAD scientists use combinatorial chemistry to efficiently produce large "libraries" of small molecules with diverse chemical characteristics. ARIAD's integrated approach to combinatorial chemistry uses the molecular structure of the target protein to bias the compounds produced in the Company's libraries in ways which should increase the probability of producing a compound that binds to the targeted domain. By determining the molecular structure of combinatorial compounds that bind well or poorly to the domains, ARIAD chemists can further bias succeeding generations of combinatorial compound libraries in an iterative effort to identify selective and powerful signal transduction inhibitor drugs.

     Assay systems -- The ability of ARIAD's compounds to bind to the target protein's domain is determined in proprietary assay systems. The Company has developed novel in vitro binding assays based on fluorescence polarization technology. These assays are highly sensitive and adaptable to high-throughput screening systems. ARIAD has also designed cell-based assays to validate leads identified in screening. These assays are helpful in determining that compounds can pass through cell membranes, bind selectively to the target, and block the disease process. Compounds that perform effectively in ARIAD's assay systems are evaluated further in the Company's validated animal models of specific diseases.

     Clinical candidate selection -- The goal of ARIAD's signal transduction inhibitor discovery and optimization process is a proprietary, small-molecule compound that is stable, cell-membrane permeable, suitable for oral, topical or inhaled administration and safe and effective based on in vitro assays and in vivo studies. Such a compound then is a candidate for initial clinical trials.

  Primary Signal Transduction Inhibitor Drug Discovery Projects

     ARIAD's initial disease targets were chosen based on the Company's belief that they represent large market opportunities and because the intracellular protein targets involved are relatively well understood. However, the Company's drug discovery platform may be applicable to many other diseases. Knowledge gained in the development of drugs that inhibit intracellular signaling proteins involved in allergy or osteoporosis, for example, may be readily applied to developing similar drugs for cancer and infectious disease. The Company believes that these technological synergies can be leveraged to create efficiencies in the drug discovery process. To exploit these synergies, ARIAD intends to apply its integrated drug discovery technology to new signal transduction targets.

          FIGURE 5. -- ARIAD'S SIGNAL TRANSDUCTION INHIBITOR PROJECTS

     Osteoporosis -- Osteoporosis is characterized by progressive loss of bone architecture and mineralization leading to the loss of bone strength and an increased fracture rate. The skeleton is constantly being remodeled by a balance between cells that lay down new bone (osteoblasts) and those cells that break down or resorb bone (osteoclasts). A prolonged imbalance of resorption over formation can occur in post-menopausal women, as well as in men and women with certain disorders such as renal osteodystrophy, hypercalcemia and Paget's disease. This imbalance leads to weaker bone structure and a higher risk of fractures. These fractures often heal poorly and result in substantial costs to the healthcare system.

     Osteoporosis afflicts an estimated 25 million people in the United States and more than 200 million people worldwide. The estimated cost of treatment and care for osteoporosis and related fractures exceeds $10 billion per year in the United States alone. Osteoporosis is often left untreated until it becomes severe, because bone loss occurs gradually over time and without symptoms. According to the National Osteoporosis Foundation, 80% of those afflicted with osteoporosis are women. Many osteoporosis patients who sustain the bone fractures caused by this disease suffer a distinct loss of mobility, and nearly one quarter of those who fracture their hips die within 6 months.

     Current therapies for osteoporosis include calcitonin, estrogen replacement therapy and bisphosphonates. Both calcitonin and estrogen replacement attempt to maintain bone mass by decreasing the rate at which bone is naturally resorbed by the body. While these therapies can help mitigate the effects of osteoporosis, they are not cures. Recent studies have suggested that estrogen replacement may increase the risk of breast cancer in post-menopausal women. Bisphosphonates are a more recent form of therapy for osteoporosis. While these compounds appear to perform better than calcitonin and estrogen replacement in some patients, they have not been studied over a prolonged period, and they have been associated with some undesirable side effects.

     ARIAD's approach for treating osteoporosis is to develop small-molecule drugs that bind to the SH2 or SH3 domains of Src, an intracellular signaling protein that is implicated in the bone resorption activity of osteoclasts. The Company believes that Src is a key mediator in osteoclast-induced bone resorption based on experiments in mice that have had Src genetically removed. These animals experience a condition known as osteopetrosis, or "stone bone," which is characterized by thickening of the bone. Additional research has shown that osteoclasts from mice that lack Src are incapable of resorbing bone. Although Src appears essential for bone resorption by osteoclasts, it does not appear to be critical to the function of other cells. Therefore, the Company believes that Src inhibitors can be safe and effective treatments for osteoporosis.

     In November 1995, ARIAD entered into a collaboration with HMR to develop small-molecule inhibitors of Src for the treatment of osteoporosis and related hyperresorptive bone diseases. Under the terms of this collaboration, HMR made an initial cash payment to ARIAD of $10 million and agreed to provide up to $20 million of research support payments over a five-year period as well as $10 million upon the attainment of certain research milestones. In addition, HMR agreed to fund all preclinical and clinical development costs for products that emerge from the collaboration. HMR will pay royalties to ARIAD on net sales of any products successfully commercialized out of this collaboration.

     During 1996, in collaboration with HMR, ARIAD successfully designed small-molecule compounds that inhibit Src function by blocking the SH2 domain and retard bone resorption in in vitro and ex vivo assays. This accomplishment resulted in a $2 million milestone payment. The Company and HMR are employing structure-based combinatorial chemistry to optimize Src inhibitor lead compounds with the goal of identifying a clinical candidate during 1998.

     Transplant Rejection/Autoimmune Disease -- Organ transplant rejection and autoimmune disorders such as rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease are caused by the activation of T cells within the human immune system. Transplant rejection occurs when the immune system recognizes transplanted tissue as foreign and mounts an undesired attack against it. Autoimmune disorders are the result of the body's immune system failing to distinguish "self" from "nonself" and attacking normal tissue. Currently, no universally effective treatment exists for most autoimmune disorders, and the incidence of such diseases is increasing. Controlling and inhibiting T cell activation may also prove to be a valuable platform for ARIAD to address the treatment of a wide variety of immune-related diseases.

     The process of T cell activation is initiated when specific antigens bind to the extracellular portion of the T cell receptor. Binding of the T cell receptor to its antigen target activates a signaling pathway within the T cell leading to a full scale immune response. The goal of ARIAD's immune-related disease program is to block the progression of autoimmune disorders and to prevent transplant rejection through the use of a small-molecule drug that specifically inhibits the intracellular protein interactions critical to T cell activation.

     ARIAD is using structure-based drug design and structure-based combinatorial chemistry to develop inhibitors of an intracellular signaling protein called ZAP. ZAP is expressed exclusively within T cells and has been shown to be essential for antigen-induced T cell activation. Molecular, genetic and biochemical studies have confirmed that ZAP binds to the intracellular portion of the T cell receptor and that blocking this interaction can prevent T cell activation. In addition, studies have shown that humans that have a genetic defect in ZAP are profoundly immunodeficient. This research indicates that a small-molecule drug that selectively blocks ZAP may represent an effective immunosuppressive agent that does not exhibit the side effects associated with existing immunosuppressive drugs, such as cyclosporine or tacrolimus.

     ARIAD scientists have determined the molecular structure of the tandem SH2 domains of ZAP and the nature of their interaction with the T cell receptor. This structural information is being used in the creation of biased combinatorial libraries of small-molecule compounds that are designed to bind to ZAP with high affinity and specificity. These libraries are currently being refined in an effort to identify and select a specific ZAP inhibitor suitable for clinical development. Once identified, this compound will undergo animal studies in models of immune-related disease that have been established at ARIAD.

     Allergy and Asthma -- Allergic diseases are among the most common chronic disorders in the industrialized world, and asthma is one of the most severe forms of allergic disease. The incidence, severity and death rate from allergy and asthma have been increasing for a decade with a significant overall healthcare cost.

     Allergic reactions are caused when an allergen, such as pollen, enters the body and is bound by IgE antibodies on the surface of mast cells. Mast cells are found throughout the body, but are most heavily concentrated in the membranes lining the nose, lungs and gastrointestinal tract where they encounter most common allergens. When the mast cell encounters an allergen, an intracellular signaling pathway is initiated which causes the mast cell to respond by secreting proinflammatory mediators such as histamine, leukotrienes, prostaglandins, tryptase and cytokines. These mediators are released into the bloodstream and in turn cause the itching, coughing, sneezing and breathing difficulties that characterize allergies.

     Currently available therapies for allergy and asthma are designed to block the effects of specific proinflammatory mediators, but these drugs have limited effectiveness since any single mediator can cause the symptoms of allergy. Rather than blocking a specific mediator after its release from the activated mast cell, ARIAD is developing small-molecule compounds designed to inhibit the intracellular signaling pathways within the mast cell that are responsible for the production and release of multiple allergic mediators. This drug design strategy has the potential to block a broad array of allergic mediators prior to their release into the bloodstream.

     ARIAD is targeting a signaling protein called Syk in the mast cell activation pathway which it believes is responsible for the activation of signaling pathways in mast cells that lead to the release of allergic mediators. ARIAD is developing small molecules designed to bind to the SH2 domains of Syk, thereby blocking its interaction with the mast cell receptor. By blocking this initial interaction in the signal transduction pathway, it may be possible to down-regulate the production and release of multiple allergic mediators with a single drug.

     ARIAD scientists have determined the three-dimensional structure of the Syk protein SH2 domains using NMR spectroscopy. Using this structural information and knowledge gained from the Company's other signal transduction inhibitor programs, ARIAD chemists have designed small-molecule compounds that bind to Syk in in vitro binding assays. Using the Company's structure-based combinatorial chemistry technology, ARIAD chemists and biologists are further optimizing these lead compounds.

REGULATED GENE THERAPY PROGRAM

     Gene therapy is the genetic modification of cells to produce specific therapeutic proteins needed to eliminate or modulate disease. Cells can be removed from a patient, genetically modified and transplanted back into the patient (ex vivo gene therapy), or cells can be modified in the body through the administration of a vector that delivers the gene into certain cells (in vivo gene therapy). Gene therapy can therefore be thought of as an in vivo protein production and delivery system with substantial commercial opportunities. The Company believes that most diseases currently treated by the administration of recombinant proteins, such as anemia, hepatitis, multiple sclerosis and muscle wasting, are candidates for gene therapy. However, current gene therapy strategies have been limited by difficulties in achieving adequate levels of protein production, the lack of a means to control effectively the dose of the protein produced by genetically modified cells and the inability to discontinue therapy should it become unwanted or unnecessary.

     ARIAD's regulated gene therapy system is designed to address the key issues facing the practical clinical application of gene therapy: (i) efficiently and safely delivering genetic material directly to the patient's cells; (ii) causing those cells to produce efficacious and sustainable levels of therapeutic proteins; (iii) controlling protein production levels in a manner consistent with conventional pharmaceutical dosing; and (iv) providing the ability to terminate treatment if the therapeutic need ceases or if adverse effects occur.

     ARIAD is applying its knowledge of signal transduction pathways and its expertise in molecular cell biology, structure-based drug design and medicinal chemistry to develop a system designed to provide the physician with precise control over gene therapy. While ARIAD's signal transduction inhibitor program is based on identifying small-molecule drugs that block intracellular protein interactions within signal transduction pathways, the regulated gene therapy program is based on the use of small-molecule drugs to promote and regulate intracellular protein interactions. By selecting protein interactions that produce a desired cellular response and engineering those proteins to interact only in the presence of a novel, small-molecule drug, the Company believes that it is possible to bring complex biological responses under direct pharmacologic control.

     ARIAD's primary product development efforts in the regulated gene therapy area are to create systems for: (i) the small-molecule control of therapeutic proteins delivered by gene therapy; and (ii) the selective elimination of genetically engineered cells using small-molecule drugs.

  Gene Therapy -- Based Protein Therapeutics

     ARIAD's technology for precisely controlling the dose of therapeutic proteins delivered by gene therapy is based on transcription factors, intracellular signaling molecules that activate protein production. ARIAD has engineered a specific, two-part transcription factor that activates protein production only when its two halves are brought together by a small-molecule dimerizer drug. By equipping cells with a therapeutic gene and the genes required to produce ARIAD's two-part transcription factor, it is possible to activate and control the level of therapeutic protein production in vivo using an orally administered drug (Figure 6).

               FIGURE 6. -- ARIAD'S REGULATED GENE THERAPY SYSTEM

     The Company demonstrated the feasibility of this approach in a study published in the journal Nature Medicine (September 1996). In this study, a team of ARIAD scientists reported for the first time achieving control of a therapeutic gene in vivo by varying the dose of an orally administered drug. Mice were implanted with engineered cells containing both the gene for the production of human growth hormone (hGH) and genes which produce two fragments of a transcription factor. These transcription factor fragments were engineered to have high affinity for rapamycin (an orally administered drug). Consequently, when the mice were given rapamycin, the transcription factor fragments were brought together, the target gene was activated, and the desired therapeutic protein (in this case hGH) was produced. Administration of rapamycin elicited dose-responsive production of hGH -- the higher the dose of rapamycin, the higher the level of hGH. The study also demonstrated that clinically relevant levels of hGH could be detected in the mice more than 24 hours after administration of a single dose of rapamycin. This result is in sharp contrast to conventionally delivered recombinant hGH, which has a half-life in mice of only a few minutes. Mice that received engineered cells but no rapamycin did not produce hGH. Since rapamycin is a drug that has immunosuppressive effects in humans, ARIAD is developing nonimmunosuppressive rapamycin analogs as well as fully synthetic drugs to bind its engineered transcription factor fragments.

     To accelerate the development and commercialization of gene therapy-based protein products, ARIAD has entered into the ARIAD-Genovo Joint Venture. Genovo is a leader in the discovery and development of gene transfer technologies, particularly viral and nonviral vectors. In a paper published in the journal Nature Medicine (March 1997), scientists reported that gene transfer with Genovo's adeno-associated virus ("AAV") vectors overcame persistent problems in gene delivery. The study, which was conducted in mice, indicated that a high level of genes were transferred successfully and stably using the intramuscular injection of an AAV vector and that no detectable immune response occurred.

     The goal of the ARIAD-Genovo Joint Venture is to convert current recombinant protein therapy, which requires frequent injections, into therapy based on orally administered drugs. The joint venture's products may offer potential improvements in the efficacy of protein therapy as well. The products being developed by the ARIAD-Genovo Joint Venture involve the injection of vectors containing genetic material directly into a patient's muscle or skin. This genetic material will equip the patient's cells to produce a therapeutic protein of choice in response to a specific small-molecule dimerizer drug. Following administration of the genetic material, the patient would take the orally administered drug to achieve stable, long-term production of the protein at optimum therapeutic levels (Figure 7).

     FIGURE 7. -- SMALL-MOLECULE CONTROL OF THERAPEUTIC PROTEIN PRODUCTION

     The ARIAD-Genovo joint venture will initially seek to develop and commercialize gene therapy-based products as alternatives for currently marketed injectable therapeutic proteins, such as growth hormone (for muscle wasting associated with AIDS and cancer), erythropoeitin or EPO (for anemia) and cytokines such as alpha interferon (for cancer and hepatitis). The current worldwide market for injected therapeutic proteins is estimated at over $11 billion annually. In addition to developing products itself, the joint venture will seek partnerships with companies that have a strong strategic interest in protein therapeutics and the markets they address. The joint venture will also seek to establish a platform for the delivery and small-molecule control of newly identified therapeutic proteins. As the number of new therapeutic proteins increases and as the indications for such products expand, this market is expected to experience significant growth. The Company expects that the first product candidate from the ARIAD-Genovo Joint Venture will be ready to enter clinical trials in 1998.

  Inducible Apoptosis (Cell Death)

     A second application of ARIAD's regulated gene therapy technology is designed to provide a method for eliminating engineered cells in vivo, should they become unnecessary or cause undesirable side effects. In this application, cells are equipped with a gene encoding a portion of the Fas receptor joined to a drug binding domain. Fas receptors, when brought together, initiate a series of intracellular protein interactions that result in programmed cell death, or apoptosis. In the absence of a separate, dedicated dimerizing drug, the engineered Fas receptors are inactive. However, when the dimerizer drug is introduced, the Fas receptors are crosslinked, and the process of cellular self-elimination is activated.

     ARIAD's inducible apoptosis technology may provide an important safety feature to current gene therapy strategies, which are generally irreversible. Gene therapies that cannot be withdrawn should side effects occur may be the subject of some concern among physicians and regulatory authorities. Thus, the Company believes that the ability to selectively eliminate engineered cells in vivo upon the oral administration of a specific dimerizing agent represents an important advance in gene therapy.

     An example of a potential role of inducible apoptosis in gene therapy is in the field of adoptive immunotherapy. Adoptive immunotherapy is a promising approach to the treatment of cancer and infectious diseases. The application of this therapeutic strategy in cancer involves withdrawing a sample of a patient's blood and expanding the population of blood cells contained in the sample using cell culture techniques. This expanded blood cell population is screened, and specific cancer-fighting cells called cytotoxic T cells are selected. Large numbers of these cytotoxic T cells are then infused back into the patient where they mount an attack on diseased cells or tumors. Optimal adoptive immunotherapy will require a sufficient number of T cells to achieve efficacy, but not so many that the T cells attack healthy tissue, resulting in graft-versus-host disease. Thus, a key to successful immunotherapy is the ability to manage the population of cytotoxic T cells after infusion into the patient. ARIAD's technology for inducible apoptosis offers a means for selectively modulating the number of modified cells in a patient or for eliminating them entirely through the oral administration of a dedicated small-molecule, dimerizing drug.

     ARIAD expects that initial clinical applications of the inducible apoptosis system will be in association with the adoptive immunotherapy of blood-borne malignancies such as leukemia. Subsequent applications are expected to be in the treatment, through adoptive immunotherapy, of solid tumor cancers such as lung, breast or colon cancer. The system may also have application in adoptive immunotherapy strategies for infectious diseases such as AIDS, cytomegalovirus and hepatitis.

     ARIAD scientists have developed all the components of an inducible apoptosis system and successfully conducted proof-of-concept experiments in animals. The Company is preparing to conduct preclinical testing of its apoptosis dimerizer drug and plans to file an IND with the FDA by early 1998.

  ARIAD's Regulated Gene Therapy: Additional Applications

     In addition to human therapeutic uses, the Company believes that its proprietary technology for gene regulation has applications in biomedical research, genomics and manufacturing. It may offer new ways to control the activity of genes, proteins and metabolic pathways in cells and experimental animals. For example, by employing the ARIAD gene regulation technology, it may be possible to control the activation or inactivation of genes in cell culture and experimental animals in order to determine their function and to create novel animal disease models. The gene regulation technology may also be used to evaluate the function and efficacy of potential protein therapeutics in vivo and to improve the manufacture of recombinant proteins and viral vectors in mammalian cell culture. Additional business opportunities for the gene therapy program include research reagents and protein manufacturing.

FUNCTIONAL GENOMICS PROGRAM

     Genomics is the study of gene structure and function. Over the past five years, the convergence of molecular biology, genetics, robotics and advanced information technologies has given genomics researchers the discovery tools necessary to begin to understand human disease at the genetic level. Researchers are currently engaged in the mapping and sequencing of the estimated 100,000 genes encoded by the human genome. However, knowing a gene's sequence is only the first step, and often provides little information about how the gene functions. Functional genomics is the process by which the role of genes in normal and diseased cellular processes are uncovered. Such an understanding of gene function may provide researchers with the information required to design novel and specific therapeutics for disease intervention. Discovering new genes and determining their function is taking place at an accelerating pace, creating the potential to generate new drug discovery targets, drug therapies, and diagnostics on an unprecedented scale.

     Genes provide the detailed information required for cells to produce proteins, the basic building blocks of the human body. Malfunctions in genes and proteins are frequently the cause of human disease. "Monogenic" disorders such as cystic fibrosis, which are caused by a mutation in a single gene, have been relatively easy to characterize with traditional molecular biology techniques. However, "polygenic" disorders such as cancer, osteoporosis, obesity, diabetes, asthma, and neurological diseases have traditionally been much more difficult to understand due to the complex interaction of multiple genes and environmental influences.

     The objective of the Genomics Center is to identify genes and networks of genes that play an important role in a disease process. This objective will be accomplished through the development and integrated application of state-of-the-art technologies in molecular and cellular genetics and bioinformatics. The proteins encoded by these identified genes may then be used as novel therapeutic products themselves or as targets for small-molecule drug discovery. The diagram below (Figure 8) outlines the strategies that will be used to identify and validate candidate genes and the types of products that could be developed from these genes.

     Genes of potential therapeutic value will be identified in two steps. First, candidate genes will be identified by: (i) searching public and private databases (such as the LifeSeq(R) database provided by Incyte) for genes with a unique expression pattern or homology to a known gene of interest; (ii) cloning genes whose expression are increased (or decreased) in the diseased tissue using high-throughput transcript analysis technologies (such as the MPSS technology provided by Lynx); (iii) genetic screening techniques; or (iv) positional cloning of genes from mice and humans with genetic diseases. Second, candidate genes will be analyzed to establish their functional role in disease pathogenesis by: (i) expressing antisense or dominant negative gene variants in cells; (ii) identifying protein binding partners or substrates; (iii) creating conditional gene knockouts in mice; (iv) expressing gene products in mice; or
(v) identifying hormone receptors.

     ARIAD believes that several different classes of therapeutic products could be developed from these investigations. Certain genes may encode the production of secreted proteins that directly modulate disease pathogenesis. These secreted proteins may be developed as recombinant protein drugs or for use in regulated gene therapy applications such as those under development in the ARIAD-Genovo Joint Venture. Protein drugs may also be modified to optimize their therapeutic efficacy. Other identified genes may encode the production of cellular proteins that could be considered as targets for the development of a variety of small-molecule pharmaceutical products. Such drug targets include intracellular signaling proteins, cellular receptors and enzymes (e.g., kinases and proteases). In addition, genes identified by the Genomics Center may form the basis for diagnostic products.

         FIGURE 8. -- HOECHST-ARIAD GENOMICS CENTER: RESEARCH STRATEGY

     Given the large number of human genes and the extensive effort involved in analysis of these genes to identify therapeutic targets, the Genomics Center will focus its initial efforts on a limited number of therapeutic areas (e.g., osteoporosis, atherosclerosis, inflammation or central nervous system diseases). In osteoporosis, the goal is to identify genes that regulate the activity of osteoblasts, those cells responsible for forming new bone. In atherosclerosis, the Genomics Center will focus on identifying genes that regulate smooth muscle proliferation, a key step in coronary artery restenosis. In immune and inflammatory disease, the target will be genes that regulate joint inflammation such as in rheumatoid arthritis and osteoarthritis. In central nervous system disorders, the Genomics Center will focus on genes that are involved in neurological disorders such as Alzheimer's disease, schizophrenia and stroke.

     Construction of dedicated laboratory and office space for the Genomics Center has begun at ARIAD, and initial recruiting and hiring efforts are under way. The Company expects that the Genomics Center will be operational in the third quarter of 1997. In the meantime, representatives from ARIAD and HMR are actively engaged in the organization and planning of the Genomics Center's research strategy and plans. Experimentation is already under way at HMR and will continue at HMR as part of the Genomics Center's activities.

DRUG DISCOVERY COLLABORATIONS

     To maximize the value of its signal transduction technology and its broad drug discovery platform, ARIAD has formed and intends to form, when appropriate, joint ventures and strategic partnerships with pharmaceutical and biotechnology companies.

     HMR Osteoporosis Collaboration -- On November 5, 1995, ARIAD entered into an agreement with Hoechst Marion Roussel to collaborate on the discovery and development of small-molecule signal transduction inhibitor drugs to treat osteoporosis and other hyperresorptive bone diseases. HMR agreed to invest up to $40 million to support ARIAD's osteoporosis research activities. In addition, HMR has established a dedicated research group to collaborate with ARIAD on the discovery of inhibitors of the Company's Src target for osteoporosis and agreed to fund all of the preclinical and clinical development activities of the collaboration.

     Under the terms of this agreement, ARIAD is employing its expertise in combinatorial chemistry and structure-based drug design in a joint effort with HMR to design and develop Src inhibitor drugs. HMR has exclusive rights to commercialize these drugs worldwide for the treatment of osteoporosis and related bone diseases. ARIAD has the right, under certain circumstances, to participate in the clinical development and commercialization of these products for nonosteoporosis indications in North America. In addition to an upfront cash payment of $10 million received in 1995, HMR will fund up to $30 million of research at ARIAD over five years, $10 million of which is tied to the achievement of certain research milestones. The first of these milestones was achieved in December 1996, and ARIAD received a $2 million cash payment in January 1997. The agreement also calls for payment of a royalty to ARIAD based on product sales.

     Genovo, Inc. Joint Venture -- On February 14, 1997, ARIAD, through its subsidiary, ARIAD Gene Therapeutics, Inc., ("AGTI") and Genovo formed a joint venture to develop and commercialize gene therapy products for the therapeutic protein market. The joint venture combines ARIAD's regulated gene expression and apoptosis technology with Genovo's gene transfer technology for the intramuscular and subcutaneous delivery of gene therapy products.

     Under the terms of the joint venture agreement, ARIAD and Genovo will seek to develop gene therapy-based protein products. Each partner will pay its respective costs of product development, and any payments received by either party will be divided equally between ARIAD and Genovo, after reimbursement of certain costs. In addition to developing gene therapy-based protein products itself, the joint venture will seek partnerships with companies that have a strong strategic interest in protein therapeutics and the markets they address.

     The focus of ARIAD's and Genovo's joint efforts will be on the vector-based delivery of secreted proteins in the muscle and skin. Each Company is free to develop and partner its respective technology in all other applications.

     Genovo, a privately held company, is a leader in the development and manufacture of gene transfer technologies, including both viral- and nonviral-based vectors. These vectors are used in gene therapy to equip patient's cells with the genes necessary to produce a therapeutic protein of choice. They may also be used to equip cells to produce ARIAD's two-part transcription factor. Genovo's leadership position in gene therapy stems from its exclusive license of patents and access to the pioneering work of James Wilson, M.D., Ph.D., and his laboratory at the University of Pennsylvania School of Medicine. Dr. Wilson is director of the Institute for Human Gene Therapy at the University of Pennsylvania School of Medicine and scientific founder of Genovo.

     The Hoechst-ARIAD Genomics Center, LLC -- On March 4, 1997, ARIAD and HMR entered into a 50/50 joint venture to pursue functional genomics. The Genomics Center will employ state-of-the-art technologies in molecular and cellular genetics and bioinformatics to analyze human genes and identify those genes that encode for novel therapeutic proteins or promising targets for small-molecule drug discovery. ARIAD has the rights to half of any therapeutic proteins or small-molecule drug targets identified by the joint venture. ARIAD also has the right, subject to a right of first negotiation held by HMR, to form strategic alliances with other pharmaceutical or biotechnology companies for the development of products based on ARIAD's share of the discoveries made by the joint venture.

     The Company and HMR agreed to commit approximately $85 million to the establishment of the joint venture and its first five years of operations. ARIAD may fund its share of this commitment through the purchase by HMR of ARIAD series B preferred stock. The Genomics Center will be located in dedicated facilities currently under construction at ARIAD's headquarters and will be staffed by ARIAD scientists under a contract with the joint venture. The operating costs of the Genomics Center are divided equally between ARIAD and HMR, and both companies have access to any new technologies developed within the Genomics Center. The Company believes that the combined resources of ARIAD and HMR being made available to the joint venture and the committed funding make it one of the largest dedicated efforts in the functional genomics area in the pharmaceutical industry.

     Concurrent with the signing of the joint venture agreement, ARIAD and HMR entered into a stock purchase agreement. In accordance with the terms of this agreement, HMR purchased 2.5 million shares of ARIAD series B convertible preferred stock for $24 million at closing, which, on March 18, 1997 represented 11.7% of ARIAD's outstanding shares of Common Stock on an as converted basis. At ARIAD's option, HMR will make additional purchases of series B preferred stock during each of the years 1999, 2000, 2001 and 2002. These equity purchases, aggregating up to $25 million, will be made in accordance with a predefined formula but in no case will represent more than a total of 1.8 million additional shares of ARIAD series B preferred stock. Should the joint venture require monies in excess of the committed funding outlined in the agreement, ARIAD may fund its share of the excess through a loan facility made available by HMR. The stock purchase agreement also contains provisions restricting the further purchase or sale by HMR of ARIAD stock for a period extending beyond the term of the joint venture.

     Incyte Pharmaceuticals -- On March 4, 1997, ARIAD became the second biotechnology company to become a subscriber to the Incyte LifeSeq(R) gene sequence and expression database. ARIAD will pay Incyte access fees and will owe Incyte milestone payments and royalties on the sale of products, if any, that are derived from the database. ARIAD will employ the Incyte database in its functional genomics program. This database offers one of the largest sources of genomic data, containing gene sequence and expression information from normal as well as diseased cells and tissues from most of the major tissues of the human body. ARIAD, through the Genomics Center, will use this database in its efforts to identify and characterize genes that encode for promising therapeutic proteins and novel small-molecule drug targets.

HUMAN RESOURCES

     As of March 18, 1997, ARIAD had 89 full-time employees, 53 of whom hold post-graduate degrees, including 36 Ph.D.s and M.D.s. Most of the Company's employees are engaged directly in research and development. The Company has entered into confidentiality and noncompetition agreements with all of its employees. None of ARIAD's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

BOARD OF SCIENTIFIC AND MEDICAL ADVISORS

     ARIAD has assembled a Board of Scientific and Medical Advisors (the "Advisory Board") that currently consists of leaders in the fields of molecular cell biology, molecular pharmacology and biochemistry, immunology, bioorganic and synthetic chemistry and physical and computational chemistry.

     On an individual basis, members of the Advisory Board advise the Company's management and employees on scientific matters relating to the Company's research programs, including, for example, the selection of molecular targets, drug discovery strategies, clinical applications of proposed products and new technological developments. In addition, the Company's Advisory Board meets regularly to review and discuss ARIAD's overall scientific progress.

     Each advisor is engaged under a consulting agreement that requires the advisor, to the extent possible, to provide exclusive consulting services to the Company in the Company's field of interest. These agreements, which are similar in their terms, provide for ongoing consulting fees and reimbursement of certain expenses and provide for the grant of stock options and, in certain cases, the issuance of common stock. Each advisor has agreed, pursuant to such agreements, not to disclose any confidential information of the Company.

     The members of the Advisory Board and their principal occupations and positions as of March 18, 1997 are as follows:

              NAME                                          POSITION
---------------------------------  ----------------------------------------------------------
David Baltimore, Ph.D............  Ivan R. Cottrell Professor of Molecular Biology and
                                   Immunology and Institute Professor, Massachusetts
                                   Institute of Technology
Roland Baron, Ph.D...............  Professor of Orthopedics and Cell Biology, Yale University
                                   School of Medicine
R. Michael Blaese, M.D...........  Chief, Clinical Gene Therapy Branch, National Center for
                                   Human Genome Research
Joan S. Brugge, Ph.D.............  Professor of Cell Biology, Harvard Medical School
                                   (Advisory Board Co-chair) (See "Management")
Jon Clardy, Ph.D.................  Horace White Professor of Chemistry, Cornell University
Barry S. Coller, M.D.............  Murray M. Rosenberg Professor of Medicine and Chairman,
                                   Department of Medicine, Mount Sinai Medical Center, New
                                   York
Gerald R. Crabtree, M.D..........  Professor of Developmental Biology and Pathology, Stanford
                                   University and Investigator, Howard Hughes Medical
                                   Institute
Samuel J. Danishefsky, Ph.D......  Kettering Chair and Head of Bioorganic Chemistry, Memorial
                                   Sloan-Kettering Cancer Center
John M. Deutch, Ph.D.............  Institute Professor, Massachusetts Institute of Technology
                                   (See "Management")
Philip Felig, M.D................  Clinical Professor of Medicine, New York Medical College
                                   (See "Management")
Stephen J. Galli, M.D............  Professor of Pathology, Harvard Medical School and
                                   Director, Division of Experimental Pathology, Beth Israel
                                   Hospital
Edgar Haber, M.D.................  Director, Division of Biological Sciences and Elkan R.
                                   Blout Professor of Biological Sciences, Harvard School of
                                   Public Health, and Professor of Medicine, Harvard Medical
                                   School (See "Management")
William Jorgensen, Ph.D..........  C.P. Whitehead Professor of Chemistry, Yale University
Robert J. Lefkowitz, M.D.........  James B. Duke Professor of Medicine and Professor of
                                   Biochemistry, Duke University Medical Center and
                                   Investigator, Howard Hughes Medical Institute
Anthony J. Pawson, Ph.D..........  Professor of Molecular and Medical Genetics, University of
                                   Toronto and Apotex Chair of Molecular Oncology, Samuel
                                   Lunenfeld Research Institute, Mount Sinai Hospital
James E. Rothman, Ph.D...........  Vice Chairman, Sloan-Kettering Institute, Paul A. Marks
                                   Chair and Chairman of the Program in Cellular Biochemistry
                                   and Biophysics, Memorial Sloan-Kettering Cancer Center
Stuart L. Schreiber, Ph.D........  Professor of Chemistry and Chemical Biology & Molecular
                                   and Cellular Biology, Harvard University and Investigator,
                                   Howard Hughes Medical Institute (Advisory Board Co-chair)
Ralph Snyderman, M.D.............  Chancellor for Health Affairs, Dean of the School of
                                   Medicine, and James B. Duke Professor of Medicine, Duke
                                   University Medical Center
Burton E. Sobel, M.D.............  E.L. Amidon Professor and Chair, Department of Medicine,
                                   University of Vermont College of Medicine
Gregory Verdine, Ph.D............  Professor of Chemistry, Harvard University

LICENSES AND SPONSORED RESEARCH

     The Company has entered into license arrangements with various research institutions and universities pursuant to which the Company is the licensee of certain technologies upon which some of the Company's current and future product candidates may be based. A partial summary of certain of the Company's licenses and sponsored research programs is presented below. In many cases, the principal scientist associated with these programs serves on the Advisory Board. The options for exclusive licenses mentioned below are subject to negotiation (upon exercise of the relevant options) of satisfactory royalty and other terms with the relevant institution. Failure of the Company and the relevant institution to agree on such terms could result in a loss by the Company of rights underlying such options.

     Stanford University and Harvard University (Regulated Gene Therapy). The Company has obtained an exclusive license to a series of patent applications and related technology from Stanford University and Harvard University based upon the work of Drs. Gerald Crabtree and Stuart Schreiber and their colleagues. The Company believes that this technology, which includes materials and methods for regulating the transcription of specific genes in vivo, will be important in developing regulated gene therapy for a wide range of disease targets. In connection with this license, Stanford and Harvard were issued an aggregate of 128,571 shares of Common Stock of AGTI (representing approximately 3% of the currently outstanding capital stock of AGTI).

     Mochida (Fas Gene). The Company has obtained a nonexclusive license to a series of patents from Mochida Pharmaceuticals, Ltd. The technology covered by these patents relates to the use of the Fas gene for triggering apoptosis, or controlled cell death. The Company believes that this technology will be important to its regulated gene therapy program.

     Mount Sinai Hospital, University of Toronto (SH2 Domains). The Company has obtained an exclusive license from Mount Sinai Hospital, an affiliate of the University of Toronto, to an issued United States patent and related pending applications based upon the discoveries of Dr. Anthony Pawson. This technology relates to a specific class of protein domains which are involved in mediating signal transduction. Furthermore, the Company has a first option to acquire related technologies and improvements from Dr. Pawson's laboratory for the duration of the license, which is equivalent to the life of the covered patents (unless terminated sooner). The Company believes that this technology may be important in identifying inhibitors of signal transduction pathways which may be useful as lead compounds for the treatment of several diseases.

     Yale University. The Company is sponsoring research in the laboratory of Dr. Roland Baron at Yale University. Dr. Baron also is a consultant to HMR. The scope of this research includes the functional evaluation of potential lead molecules for the treatment of osteoporosis.

     Massachusetts Institute of Technology, the Whitehead Institute and Harvard University. The Company has obtained an exclusive license from the Massachusetts Institute of Technology, the Whitehead Institute and Harvard University to a series of United States patent applications and their foreign counterparts, including an issued European patent, based upon the work of Dr. David Baltimore and his colleagues. This patent application relates to transcription factors which are involved in the regulation of cytokines and lymphokines and control of gene expression.

     Stanford University. The Company has obtained an exclusive license from Stanford University to a series of patent applications based upon the work of Dr. Gerald Crabtree and his colleagues. This technology deals with the identification of specific transcription factors which control the regulation of cytokines in certain cell types.

     Harvard University. The Company has an option to obtain an exclusive license from Harvard University to a patent application which deals with selection of DNA binding molecules, based upon discoveries made by Dr. Gregory Verdine.

     Cornell University. The Company has obtained an exclusive license from the Cornell Research Foundation, Inc. to discoveries by Dr. Jon Clardy relating to the three-dimensional structure of an important mediator of T cell activation and cell-cycle. The three-dimensional structure of the mediator may be useful in the Company's drug discovery efforts.

     Massachusetts Institute of Technology. The Company has obtained an exclusive license from the Massachusetts Institute of Technology to a patent application based on work by Drs. Philip Sharp, Carl Pabo and Joel Pomerantz. The licensed technology involves engineered DNA-binding proteins, DNA molecules encoding them, DNA sequences to which the engineered proteins bind and compositions and methods for using them. The Company believes this technology will be useful in regulating the expression of desired genes in various gene therapy applications.

     The Company has also obtained certain patent rights in connection with its various collaborations. In particular, the Company's collaboration agreement with Incyte gives the Company a nonexclusive license to Incyte's gene sequence and expression database and an option for an exclusive license for any promising sequences identified by the Company in such database. The Company's collaboration agreement with Genovo provides the Company with access to Genovo intellectual property for use in the collaboration and provides that the Company and Genovo may grant licenses to certain of their respective patents to third parties in connection with the commercialization of any products developed in such collaboration. The Company's collaboration with HMR also provides for the cross license of certain technologies.

     The Company has agreed to pay royalties to its licensors on sales of certain products based on the licensed technologies, as well as, in some instances, milestone payments and patent filing and prosecution costs. The licenses also impose various milestone, commercialization, sublicensing, royalty and other payment, insurance and other obligations. Failure by the Company to comply with these requirements could result in the termination of the applicable agreement which could have a material adverse effect on the business, financial condition and results of operations of the Company.

PATENTS AND PROPRIETARY RIGHTS

     To date, the Company has filed 34 patent applications in the United States relating to the Company's technologies and compounds and has filed counterparts of certain of these applications in foreign countries. The majority of these applications are directed to inventions and discoveries arising from the Company's ongoing research and development programs, including materials and methods used in drug discovery research, as well as compounds that affect intracellular communication pathways discovered thus far in the course of such research by the Company. Others of these applications focus on materials and methods relating to regulated gene therapy.

     In addition, the Company has obtained exclusive licenses to one issued United States patent and 20 patent applications pending in the United States. The Company has further obtained exclusive options on two United States patent applications. The Company has also secured four nonexclusive technology licenses with certain institutions in support of its research programs. The Company anticipates that it will continue to obtain licenses from universities and others where applicable technology complements its research programs, but no assurance can be given as to the Company's ability to secure such licenses on reasonable business terms.

     The Company also relies on unpatented trade secrets and proprietary know-how. However, trade secrets are difficult to protect. The Company also enters into confidentiality agreements with its employees, consultants and collaborators. In addition, the Company believes that certain technologies utilized in its research and development programs are in the public domain. Accordingly, the Company does not believe that patent or other protection is available for these technologies. If a third party were to obtain patent or other proprietary protection for any of these technologies, the Company may be required to challenge such protections, obtain a license for such technologies or terminate or modify its programs that rely on such technologies.

MANUFACTURING, MARKETING AND SALES

     The Company has no history of manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. The Company expects to independently manufacture, package, label and distribute its product candidates or to establish arrangements with third parties to perform some or all of these functions. If the Company is unable to manufacture or contract for a sufficient supply of its potential therapeutic products on acceptable terms, the Company's preclinical studies and clinical trials may be delayed, resulting in the delay of submission of products for regulatory approval, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical products, if any, market introduction and subsequent sales of such products would be adversely affected. Further, if it develops pharmaceutical products that it determines to commercialize itself, the Company will need to hire additional personnel skilled in clinical trials and regulatory compliance process and in marketing and product sales. Contract manufacturers that the Company may use must adhere to the Good Manufacturing Practices ("GMP") regulations prescribed by the FDA. To the extent that the Company arranges with third parties to manufacture or market its products, if any, the success of such products may depend on the efforts of such third parties. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. Should the Company decide to manufacture its own products, the Company will be subject to the risks and delays or difficulties inherent in the manufacturing process and would require substantial additional capital.

GOVERNMENT REGULATION

     The manufacturing and marketing of the Company's products, if any, and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Any drug developed by the Company must undergo rigorous preclinical studies and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act prior to marketing in the United States. Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice regulations. Before commencing clinical trials, the Company must submit to and receive clearance from the FDA of an Investigational New Drug application ("IND"). There can be no assurance that submission of an IND would result in FDA clearance to commence clinical trials. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practice and is subject to continuing FDA oversight. The Company has a limited history of conducting preclinical studies and no history of conducting and managing the clinical trials necessary to obtain regulatory approval. Furthermore, the Company or the FDA may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable risks or if the FDA finds deficiencies in the conduct of the trials.

     Before receiving FDA approval to market a product, the Company will have to demonstrate that the product is safe and effective in the patient population that will be treated. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated by clinical trials. Furthermore, approval may entail ongoing requirements for postmarketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

     Outside the United States, the Company's ability to market a product will be contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community certain registration procedures are available to companies wishing to market a product in more than one member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA clearance set forth above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     Early Stage of Product Development; Absence of Products. To date, substantially all of the Company's resources have been dedicated to the research and development of its technologies and related compounds. There can be no assurance that the Company's research will lead to the identification of any product candidates suitable for commercialization.

     Uncertainty Related to Novel Technologies. The Company's drug development programs are based on technologies that are relatively new and unproven and there can be no assurance that these technologies will lead to the discovery of product candidates or products. The failure of the Company to validate its technologies would have a material adverse effect on the business, financial condition and results of operations of the Company.

     Uncertainty Related to Genomics Center; Dependence on Hoechst Marion Roussel, Inc. The research and development activities that will be undertaken by the Company at the Genomics Center will be activities for which the Company and HMR have little or no experience. There can be no assurance that the Company will be able to recruit, hire, integrate and retain the highly skilled personnel necessary to successfully operate the Genomics Center or that the Genomics Center will be successful. The Company is relying in large part on HMR's obligation to purchase series B preferred stock to finance the Company's share of expenses and other costs related to the Genomics Center. The 1997 HMR Genomics Agreement does not provide for funding beyond March 2002. In the event that additional funding is not provided for subsequent to March 2002 or in the event that HMR breaches its obligation to provide such funding, the Company's business, financial condition and results of operations would be adversely affected.

     History of Losses; Uncertainty of Future Profitability. The Company has incurred significant operating losses since its inception. The Company currently has no product revenue, and there can be no assurance that it will ever be able to earn such revenue or that its operations will become profitable, even if it is able to commercialize any products.

     Future Capital Needs; Uncertainty of Additional Funding; Fixed
Commitments. The operations of the Company to date have consumed substantial amounts of cash, and substantial additional funding will be necessary in order to continue the Company's research and product development programs, preclinical and clinical testing of its product candidates, for the pursuit of regulatory approvals, for establishing manufacturing, marketing and sales capabilities, for working capital and general corporate purposes and for operating expenses. The Company intends to seek additional funding through public or private financings or other arrangements with collaborative partners or from other sources. There can be no assurance, however, that additional funding will be available when needed from any of these sources or will be available on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself without relinquishing rights thereto.

     Dependence on Others; Collaborations. A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaborative arrangements with major pharmaceutical or biotechnology companies, as well as various arrangements with academic collaborators, licensors, licensees and others. There can be no assurance that the Company's existing collaborations will be successful or that the Company will be successful in entering into any such future collaborations, nor that these future collaborations, if entered into, will be on terms favorable to the Company or will be successful.

     Dependence on Licenses. The Company has entered into license arrangements with various research institutions and universities pursuant to which the Company is the licensee of certain technologies upon which the Company's current and future product candidates are based, including certain patents associated therewith. The loss or termination of any of the Company's licenses could have a material adverse effect on the Company's research programs which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

     Substantial Competition and Risk of Technological Obsolesence. The Company is engaged in the biopharmaceutical field, which is characterized by extensive research efforts, rapid technological change and intense competition which is likely to increase. Many of the Company's competitors and potential competitors have substantially greater capital, research and development and human resources and experience than the Company and represent significant long-term competition for the Company. The Company's competitors may succeed in developing technologies or products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in manufacturing, marketing and sales. New developments are expected to continue, and there can be no assurance that discoveries by others will not render the Company's programs or product candidates obsolete or noncompetitive.

     Uncertainty of Protection of Patents and Proprietary Rights. There can be no assurance that the Company's or its licensor's patent applications will ever issue patents or that the claims of any issued patents will afford meaningful protection for the Company's technologies or products. In addition, there can be no assurance that any patents issued to the Company or its licensors will not be challenged, and subsequently invalidated or circumvented. Furthermore, if patents that cover the Company's activities are issued to other parties, there can be no assurance that the Company would be able to obtain licenses to the rights contained under these patents at a reasonable cost or be able to develop or obtain alternative technologies.

     Government Regulation and Product Approval. In the event that the Company were to develop any product candidates, such product candidates would be subject to extensive governmental regulatory requirements and a lengthy approval process in the United States and in other countries. The Company has a limited history of conducting preclinical studies and has no history of conducting and managing the clinical trials necessary to obtain regulatory approval and expects to utilize contract research organizations and collaborative partners to conduct a portion of its preclinical studies and clinical trials. There can be no assurance that the Company will be able to identify collaborative partners willing and able to conduct such trials on a basis acceptable to the Company, or at all. Before receiving FDA approval to market a product, the Company will have to demonstrate that the product is safe and effective in the patient population that will be treated. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. There can be no assurance that any product candidate developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

     No History of Manufacturing, Marketing or Sales. The Company has no history of manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. If the Company were to successfully develop any products, the failure to commercialize such products independently or the failure to enter into satisfactory collaborations for such commercialization would have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Attract and Retain Key Officers, Employees and
Consultants. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on key members of its scientific and management staff. While the Company has entered into employment agreements with certain of its key employees, there can be no assurance that such employees will remain with the Company. In connection with the Genomics Center, the Company is obligated to recruit and retain a substantial number of highly qualified scientists over the next five years. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

     Uncertain Availability of Health Care Reimbursement. The Company may be materially adversely affected by the continuing efforts of government and third-party payers to contain or reduce the cost of health care through various means.

     Volatility of Stock Price. The market price of the Company's common stock has in recent years fluctuated significantly, and it is likely that the price of its common stock will continue to fluctuate in the future. Factors such as the results of preclinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of pharmaceutical products by the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, litigation, fluctuations in the Company's operating results and market conditions for life science stocks in general could have a significant impact on the market price of the common stock.

ITEM 2.  PROPERTIES

     The Company has leased approximately 84,000 square feet of laboratory and office space at 26 Landsdowne Street, located in University Park at M.I.T., in Cambridge, Massachusetts of which 34,000 square feet is currently undergoing renovation. The lease is for a ten-year term ending in the first quarter of the year 2002, with two consecutive five-year renewal options. The lease also grants to the Company a right of first refusal on any additional space that may become available in the 100,000 square-foot building under substantially the same terms and conditions as the initial space. ARIAD believes that its currently leased facilities will, in large part, be adequate for the Genomics Center for the next five years and its other research and development activities at least through the end of 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company was named as a defendant in a purported class action lawsuit commenced in the United States District Court for the Southern District of New York on October 21, 1994 (the "Blech Securities Litigation"). The Company filed a motion to dismiss the Blech Securities Litigation, and on June 6, 1996, the Court granted that motion as to the Company. Although the Court gave plaintiffs an opportunity to replead their allegations, the Company was not named as a defendant in the amended complaint that plaintiffs subsequently filed.

     The Company is a named defendant in a purported class action lawsuit (the "Degulis Action") commenced on June 8, 1995 in the United States District Court for the Southern District of New York. The Degulis Action names as defendants the Company, David Blech (managing director and sole shareholder of D. Blech & Company Incorporated ("D. Blech & Co.") and a former director of the Company),
D. Blech & Co., (which acted as underwriter for the Company's initial public offering ("IPO") and a market maker for the Company's securities), as well as certain members of the Company's Board of Directors and Shoenberg Hieber, Inc. (which acted as qualified independent underwriter for the IPO).

     In the Degulis Action, plaintiff purports to sue individually and on behalf of a purported class of persons who purchased securities issued by the Company during the period May 20, 1994 through September 21, 1994. Plaintiff alleges, among other things, that the Registration Statement filed in connection with the IPO was false and misleading. The complaint also alleges among other things, that David Blech and D. Blech & Co. participated in purported "sham" sales transactions of the Company's securities in an alleged attempt to artificially inflate the prices at which the Company's securities were sold in the public markets. All defendants are alleged to have participated in this alleged scheme and thus to have violated Section 10(b) of the Exchange Act, and SEC Rule 10b-5, and to have engaged in common-law fraud. Plaintiff also alleges that all defendants knew, or should have known, of this alleged scheme and that they are liable for their failure to disclose the alleged scheme to the investing public. There are no allegations that assert specific acts of participation or wrongdoing by the Company in the alleged schemes. Plaintiffs seek an unspecified amount of damages, costs and attorneys' fees.

     The Company filed a motion to dismiss the Degulis Action, and on June 6, 1996, the Court denied the motion. The Company intends to continue to defend vigorously the Degulis Action.

     Other than the Degulis Action, the Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "ARIA" since September 19, 1994. The following table sets forth the high and low sales prices of the common stock as quoted on the Nasdaq National Market for the periods indicated.

                                                                           HIGH     LOW
                                                                           ----     ---
        1995:
          First Quarter..................................................  $2 5/8   $ 1 1/2
          Second Quarter.................................................   3 1/4     2 1/4
          Third Quarter..................................................   5 1/8     2 1/2
          Fourth Quarter.................................................   5 1/2     3 1/8

        1996:
          First Quarter..................................................   6 3/8    3  9/16
          Second Quarter.................................................   4 7/8    3  9/16
          Third Quarter..................................................   4 1/4    2  7/16
          Fourth Quarter.................................................   5 3/4    3 11/16

HOLDERS

     The approximate number of holders of record of the common stock as of March 18, 1997 was 400.

DIVIDENDS

     The Company has not declared or paid dividends in the past and does not intend to declare or pay dividends in the foreseeable future. The Company's current long-term debt agreements prohibit the payment of cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of "Notes to Consolidated Financial Statements.")

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein.

                                                            YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------
                                    1996             1995             1994             1993            1992
                                ------------     ------------     ------------     ------------     -----------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Research revenue............  $ 10,304,332     $  2,102,222     $    460,084     $    592,754     $   166,546
  Interest income.............     1,271,895        1,360,225        1,091,820        1,257,980       1,051,601
                                ------------     ------------     ------------     ------------     -----------
         Total revenue........    11,576,227        3,462,447        1,551,904        1,850,734       1,218,147
                                ------------     ------------     ------------     ------------     -----------
Operating expenses:
  Research and development....    15,253,874       13,675,025       14,566,444       11,968,619       5,315,544
  General and
    administrative............     2,229,273        2,281,247        2,089,380        2,042,121       1,737,779
  Interest expense............       269,131          323,124          359,581          409,819          82,781
                                ------------     ------------     ------------     ------------     -----------
         Total operating
           expenses...........    17,752,278       16,279,396       17,015,405       14,420,559       7,136,104
                                ------------     ------------     ------------     ------------     -----------
Loss before cumulative effect
  of change in accounting
  principle...................    (6,176,051)     (12,816,949)     (15,463,501)     (12,569,825)     (5,917,957)
Cumulative effect of change in
  accounting principle........                                          90,909
                                ------------     ------------     ------------     ------------     -----------
Net loss......................  $ (6,176,051)    $(12,816,949)    $(15,372,592)    $(12,569,825)    $(5,917,957)
                                ============     ============     ============     ============     ===========
Per share:
  Loss before cumulative
    effect of change in
    accounting principle......  $       (.33)    $       (.71)    $      (1.03)    $       (.94)    $      (.53)
  Cumulative effect of change
    in accounting principle...                                             .01
                                ------------     ------------     ------------     ------------     -----------
Net loss......................  $       (.33)    $       (.71)    $      (1.02)    $       (.94)    $      (.53)
                                ============     ============     ============     ============     ===========
Weighted average number of
  shares of common stock
  outstanding.................    18,999,573       17,972,763       15,067,403       13,426,360      11,240,285

                                                                 DECEMBER 31,
                                -------------------------------------------------------------------------------
                                    1996             1995             1994             1993            1992
                                ------------     ------------     ------------     ------------     -----------
BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities.......  $ 15,702,300     $ 27,056,234     $ 24,188,848     $ 26,960,669     $34,635,015
Working capital...............    11,901,775       20,995,251       22,117,200       24,370,210      31,331,877
Total assets..................    27,604,993       37,201,730       33,481,980       36,515,356      44,750,719
Long-term debt................     1,472,812        1,540,727        2,459,515        3,802,375       5,145,235
Accumulated deficit...........   (53,825,707)     (47,649,656)     (34,832,707)     (19,460,115)     (6,890,290)
Stockholders' equity..........    16,684,471       22,684,447       28,021,482       29,426,677      35,699,890

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed in 1991 to engage in the discovery and development of novel pharmaceuticals based on intracellular signal transduction technology. ARIAD is developing small-molecule drugs to block signal transduction pathways in cells responsible for osteoporosis, immune and inflammatory diseases and cancer. In addition, the Company is developing a system using small-molecule drugs that controls signal transduction pathways to provide a means of regulating therapeutic protein production in gene therapy. ARIAD's signal transduction inhibitor and regulated gene therapy programs are supported by a broad drug discovery platform that includes highly integrated capabilities in functional genomics, molecular cell biology, structure-based drug design, combinatorial chemistry and pharmacology.

     Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the establishment of the Genomics Center. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1996, the Company had an accumulated deficit of $53,826,000.

RECENT DEVELOPMENT

     In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and drug targets. The Genomics Center will be located at the Company's facilities in Cambridge, Massachusetts. The Company and HMR agreed to commit up to $85,000,000, including $78,500,000 to fund operating and related costs associated with the Genomics Center over an initial five-year period and up to $6,500,000 in leasehold improvements and equipment to be funded by ARIAD. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock through the five-year period, including an initial purchase of 2,526,316 shares of series B preferred stock for $24,000,000 on March 18, 1997. See "-- Liquidity and Capital Resources."

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center will be charged to research and development expense and general and administrative expense in its consolidated financial statements. Under the Services Agreements, ARIAD will bill the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD will recognize as revenue only 50% of the amounts billed. Accordingly, the Company's operating losses will increase substantially as a result of the 1997 HMR Genomics Agreement. ARIAD will account for its investment in the Genomics Center using the equity method.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Revenue

     The Company's research revenue under collaborative arrangements and government-sponsored research grants was $10,304,000, $2,102,000 and $460,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases of $8,202,000 in 1996 compared to 1995 and $1,642,000 in 1995 compared to 1994 were primarily due to research revenue recognized under the Company's 1995 HMR Osteoporosis Agreement, which commenced in November 1995, which amounted to $9,333,000 in 1996 and $1,222,000 in 1995. Research revenue for 1996 recognized under the 1995 HMR Osteoporosis Agreement includes $3,333,000 from the amortization of deferred revenue and $2,000,000 relating to the achievement of the first research milestone. Although research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1997, research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next three years. See "-- Liquidity and Capital Resources."

     Interest income was $1,272,000, $1,360,000 and $1,092,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income decreased by $88,000 in 1996 compared to 1995 primarily as a result of lower levels of funds invested and increased by $268,000 in 1995 compared to 1994 as a result of higher yields on a lower level of average funds invested.

  Operating Expenses

     Research and development expenses were $15,254,000, $13,675,000 and $14,566,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Research and development expenses increased by $1,579,000 or 11.5% in 1996 compared to 1995 due primarily to increased research activity as a result of the 1995 HMR Osteoporosis Agreement and decreased by $892,000 or 6.1% in 1995 compared to 1994 due to a narrowing of the Company's drug discovery focus to its signal transduction programs. The Company expects its research and development expenses to increase substantially over the next three years as a result of research services to be provided to the Genomics Center pursuant to the Services Agreements. See "-- Liquidity and Capital Resources."

     General and administrative expenses were $2,229,000, $2,281,000 and $2,089,000 for the years ended December 31, 1996, 1995 and 1994, respectively. General and administrative expenses decreased by $52,000 or 2.3% in 1996 compared to 1995 primarily due to savings in insurance and legal expenses and increased by $192,000 or 9.2% in 1995 compared to 1994 primarily due to higher legal expenses.

     The Company incurred interest expense of $269,000 in 1996 compared to $323,000 in 1995 and $360,000 in 1994. The decreases resulted from lower levels of long-term debt offset somewhat in 1995 by higher interest rates.

  Operating Results

     The Company incurred losses before the cumulative effect of change in accounting principle of $6,176,000 in 1996, $12,817,000 in 1995 and $15,464,000
in 1994, or $.33, $.71 and $1.03 per share, respectively. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, the Company recorded a cumulative effect which decreased the net loss in 1994 by $91,000 ($.01 per share). After the cumulative effect, the Company incurred a net loss in 1994 of $15,373,000, or $1.02 per share.

     The Company expects that substantial operating losses will continue for several more years and will increase as its activities expand as a result of services provided to the Genomics Center and to the extent that the Company's product candidates in research and development undergo preclinical studies and clinical trials. Operating losses are likely to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

     At December 31, 1996, the Company had available for federal tax reporting purposes net operating loss carryforwards of approximately $47,500,000 that expire commencing in 2006. The Company also had federal research and development tax credit carryovers of approximately $2,100,000 that expire commencing in 2006. Both the net operating loss carryforwards and tax credits are subject to certain limitations under federal tax laws.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and, commencing in November 1995, research revenue under the 1995 HMR Osteoporosis Agreement.

     At December 31, 1996, the Company had cash, cash equivalents and marketable securities totaling $15,703,000 and working capital of $11,902,000, compared to cash, cash equivalents and marketable securities totaling $27,056,000 and working capital of $20,995,000 at December 31, 1995.

     The primary uses of cash during the year ended December 31, 1996 were $9,498,000 to finance the Company's operations and working capital requirements, $1,265,000 to purchase equipment, $452,000 to acquire licensed technology and patent rights and $1,558,000 to repay long-term debt. During 1996, the Company received net proceeds of $1,392,000 from the sale/leaseback of laboratory equipment.

     In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000, including $78,500,000 to fund the operating and related costs associated with the Genomics Center over an initial five-year period and up to $6,500,000 in leasehold improvements and equipment to be funded by ARIAD. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock through the five-year period, including an initial investment of $24,000,000 as discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

     Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

     In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the 1995 HMR Osteoporosis Agreement and further payment obligations after three years if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $10,555,000, including $2,000,000 in 1996 relating to the achievement of the first research milestone which was included in accounts receivable at December 31, 1996.

     The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. Such fixed commitments, excluding the Company's funding obligations related to the Genomics Center, currently aggregate in excess of $5,000,000 per year and are likely to increase. The Company will require substantial additional funding for its research and product development programs, for operating expenses, for the pursuit of regulatory clearances and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

     The Company believes that its existing capital resources, funding from the 1997 HMR Genomics Agreement plus interest income and other sources will be adequate to satisfy its capital and operational requirements for the Genomics Center for the next five years and will be adequate to satisfy its other capital and operating requirements for at least the next two years. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the earlier depletion of the Company's funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP
                                          Boston, Massachusetts
                                          January 29, 1997
                                          (March 18, 1997 as to Note 12)

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                              ASSETS
Current assets:
  Cash and cash equivalents(1)....................................  $ 2,906,851     $ 3,750,082
  Marketable securities(1)(2).....................................   12,795,449      23,306,152
  Accounts receivable and other(3)................................    2,569,404         504,460
                                                                    -----------     -----------
     Total current assets.........................................   18,271,704      27,560,694
                                                                    -----------     -----------
Property and equipment:(1)(5)(6)
  Leasehold improvements..........................................    7,000,873       6,978,006
  Equipment and furniture.........................................    4,256,805       3,100,507
                                                                    -----------     -----------
     Total........................................................   11,257,678      10,078,513
  Less accumulated depreciation and amortization..................    4,748,275       3,365,904
                                                                    -----------     -----------
     Property and equipment, net..................................    6,509,403       6,712,609
                                                                    -----------     -----------
Licensed technology and patent application costs(1)(4)............    1,357,470       1,080,823
                                                                    -----------     -----------
Other assets(1)...................................................    1,466,416       1,847,604
                                                                    -----------     -----------
          Total...................................................  $27,604,993     $37,201,730
                                                                    ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt(5)............................  $ 1,275,956     $ 1,460,695
  Accounts payable................................................      788,282         677,918
  Accrued liabilities.............................................      639,026         760,165
  Deferred revenue(3).............................................    3,666,665       3,666,665
                                                                    -----------     -----------
     Total current liabilities....................................    6,369,929       6,565,443
                                                                    -----------     -----------
Long-term debt(5).................................................    1,472,812       1,540,727
                                                                    -----------     -----------
Deferred revenue(3)(7)............................................    3,077,781       6,411,113
                                                                    -----------     -----------
Commitments and contingencies(6)(9)(11)(12).......................
Stockholders' equity:(7)(8)(12)
  Preferred stock, $.01 par value; authorized,
     10,000,000 shares; none issued and outstanding(12)...........
  Common stock, $.001 par value; authorized,
     60,000,000 shares; issued and outstanding,
     19,036,723 shares in 1996 and 18,965,728 shares in 1995......       19,037          18,966
  Additional paid-in capital......................................   70,593,840      70,428,410
  Net unrealized loss on marketable securities(2).................     (102,699)       (113,273)
  Accumulated deficit.............................................  (53,825,707)    (47,649,656)
                                                                    -----------     -----------
     Stockholders' equity.........................................   16,684,471      22,684,447
                                                                    -----------     -----------
          Total...................................................  $27,604,993     $37,201,730
                                                                    ===========     ===========

                See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1995           1994
                                                        -----------   ------------   ------------
Revenue:
  Research revenue(1)(3)..............................  $10,304,332   $  2,102,222   $    460,084
  Interest income(2)..................................    1,271,895      1,360,225      1,091,820
                                                        -----------   ------------   ------------
     Total revenue....................................   11,576,227      3,462,447      1,551,904
                                                        -----------   ------------   ------------
Operating expenses:
  Research and development............................   15,253,874     13,675,025     14,566,444
  General and administrative..........................    2,229,273      2,281,247      2,089,380
  Interest expense(5).................................      269,131        323,124        359,581
                                                        -----------   ------------   ------------
     Total operating expenses.........................   17,752,278     16,279,396     17,015,405
                                                        -----------   ------------   ------------
Loss before cumulative effect of change in accounting
  principle...........................................   (6,176,051)   (12,816,949)   (15,463,501)
Cumulative effect of change in accounting
  principle(1)........................................                                     90,909
                                                        -----------   ------------   ------------
Net loss..............................................  $(6,176,051)  $(12,816,949)  $(15,372,592)
                                                        ===========   ============   ============
Per share:
  Loss before cumulative effect of change in
     accounting principle.............................  $      (.33)  $       (.71)  $      (1.03)
  Cumulative effect of change in accounting
     principle(1).....................................                                        .01
                                                        -----------   ------------   ------------
  Net loss............................................  $      (.33)  $       (.71)  $      (1.02)
                                                        ===========   ============   ============
Weighted average number of shares of common stock
  outstanding(1)......................................   18,999,573     17,972,763     15,067,403

                See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1996             1995             1994
                                                    -----------     ------------     ------------
Cash flows from operating activities:
  Net loss........................................  $(6,176,051)    $(12,816,949)    $(15,372,592)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................    2,293,446        1,477,433        1,955,406
     Cumulative effect of change in accounting
       principle..................................                                        (90,909)
     Stock-based compensation to consultants......       27,225
     Increase (decrease) from:
       Deferred revenue...........................   (3,333,332)       9,777,778          300,000
       Accounts receivable and other..............   (2,064,944)         124,875           66,510
       Other assets...............................     (233,021)      (1,464,809)        (205,303)
       Accounts payable...........................      110,364         (148,083)        (131,893)
       Accrued liabilities........................     (121,139)         228,043         (453,428)
                                                    ------------    ------------     ------------
          Net cash used in operating activities...   (9,497,452)      (2,821,712)     (13,932,209)
                                                    ------------    ------------     ------------
Cash flows from investing activities:
  Acquisitions of marketable securities...........  (17,352,936)     (28,131,068)     (16,335,551)
  Proceeds from sale and maturities of marketable
     securities...................................   27,752,510       21,414,544       19,085,244
  Investment in property and equipment, net.......   (1,265,253)        (461,418)      (1,167,365)
  Acquisitions of licensed technology and
     patents......................................     (451,811)        (406,817)        (544,467)
                                                    ------------    ------------     ------------
          Net cash provided by (used in) investing
            activities............................    8,682,510       (7,584,759)       1,037,861
                                                    ------------    ------------     ------------
Cash flows from financing activities:
  Repayment of borrowings.........................   (1,558,233)      (1,342,860)      (1,342,860)
  Proceeds from sale/leaseback of equipment,
     net..........................................    1,391,668          366,952          401,907
  Proceeds from issuance of common stock, net of
     issuance costs...............................                     7,000,000       14,499,950
  Proceeds from exercise of stock options.........      138,276          108,141            2,493
  Purchase of warrants............................                       (50,000)
                                                    ------------    ------------     ------------
          Net cash provided by (used in) financing
            activities............................      (28,289)       6,082,233       13,561,490
                                                    ------------    ------------     ------------
Net increase (decrease) in cash and equivalents...     (843,231)      (4,324,238)         667,142
Cash and equivalents, beginning of year...........    3,750,082        8,074,320        7,407,178
                                                    ------------    ------------     ------------
Cash and equivalents, end of year.................  $ 2,906,851     $  3,750,082     $  8,074,320
                                                    ============    ============     ============

                See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                        UNREALIZED
                                       COMMON STOCK       ADDITIONAL     LOSS ON
                                   --------------------     PAID-IN     MARKETABLE   ACCUMULATED    STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL     SECURITIES     DEFICIT         EQUITY
                                   ----------   -------   -----------   ----------   ------------   ------------
Balance, January 1, 1994.........  13,804,195   $13,804   $48,872,988                $(19,460,115)  $ 29,426,677
  Purchase and retirement of
    fractional shares upon
    reverse split(7).............        (350)
  Initial public offering of
    units, comprised of common
    stock and warrants(7)........   2,125,225     2,125    14,497,875                                 14,500,000
  Repurchase and retirement of
    common stock.................     (17,857)      (18)          (32)                                       (50)
  Exercise of stock options......         445         1         2,492                                      2,493
  Cumulative effect of change in
    accounting principle(8)......                                       $ (90,909)                       (90,909)
  Change in net unrealized
    loss(2)......................                                        (444,137)                      (444,137)
  Net loss.......................                                                     (15,372,592)   (15,372,592)
                                   ----------   -------   -----------   ---------    ------------   ------------
Balance, December 31, 1994.......  15,911,658    15,912    63,373,323    (535,046)    (34,832,707)    28,021,482
  Private placement of common
    stock(7).....................   3,000,000     3,000     6,997,000                                  7,000,000
  Exercise of stock options(8)...      54,070        54       108,087                                    108,141
  Repurchase and retirement of
    warrants(7)..................                             (50,000)                                   (50,000)
  Change in net unrealized
    loss(2)......................                                         421,773                        421,773
  Net loss.......................                                                     (12,816,949)   (12,816,949)
                                   ----------   -------   -----------   ---------    ------------   ------------
Balance, December 31, 1995.......  18,965,728    18,966    70,428,410    (113,273)    (47,649,656)    22,684,447
  Exercise of stock options(8)...      70,995        71       138,205                                    138,276
  Stock-based compensation to
    consultants(1)...............                              27,225                                     27,225
  Change in net unrealized
    loss(2)......................                                          10,574                         10,574
  Net loss.......................                                                      (6,176,051)    (6,176,051)
                                   ----------   -------   -----------   ---------    ------------   ------------
Balance, December 31, 1996.......  19,036,723   $19,037   $70,593,840   $(102,699)   $(53,825,707)  $ 16,684,471
                                   ==========   =======   ===========   =========    ============   ============

                See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     ARIAD Pharmaceuticals, Inc. (the "Company" or "ARIAD") was formed in 1991 to engage in the discovery and development of novel pharmaceuticals based on intracellular signal transduction technology. ARIAD is developing small-molecule drugs to block signal transduction pathways in cells responsible for osteoporosis, immune and inflammatory diseases and cancer. In addition, the Company is developing a system using small-molecule drugs that controls signal transduction pathways to provide a means of regulating therapeutic protein production in gene therapy. ARIAD's signal transduction inhibitor and regulated gene therapy programs are supported by a broad drug discovery platform that includes highly integrated capabilities in functional genomics, molecular cell biology, structure-based drug design, combinatorial chemistry and pharmacology.

     ARIAD's regulated gene therapy program is being conducted through ARIAD Gene Therapeutics, Inc. ("AGTI"), a subsidiary of the Company organized in November 1993.

  Principles of Consolidation

     The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly owned subsidiary, ARIAD Corporation, and its 97%-owned subsidiary, AGTI. Intercompany accounts and transactions have been eliminated (Note 7 -- Minority Interest in Subsidiary).

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. Marketable securities are recorded in the consolidated financial statements at aggregate fair value (Note 2). The carrying amounts of the Company's debt instruments approximate fair value (Note 5).

  Impairment of Long-Lived Assets

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets be reviewed for impairment whenever circumstances indicate that their carrying amounts may not be recoverable. The adoption of the statement had no material effect on the Company's consolidated financial position or results of operations.

  Accounting Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

  Cash Equivalents

     Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less.

  Marketable Securities

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the statement, the Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices, in a dealer market, at the closing bid for each individual security held.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Assets acquired under capital lease obligations are stated at the lower of the present value of the minimum lease payments or the fair market value at the inception of the lease. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or lease term using the straight-line method (4 to 10 years).

  Licensed Technology and Patent Application Costs

     Costs incurred in obtaining licenses to technology are capitalized and amortized over the shorter of the license term or seven years using the straight-line method.

     Costs incurred in filing for patents are capitalized. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will not be successful. Capitalized costs related to successful patent applications are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Accumulated amortization of licensed technology and patent application costs at December 31, 1996 and 1995 was $412,582 and $336,910, respectively.

  Other Assets

     Other assets consist primarily of costs aggregating $1,670,000 incurred in connection with the 1995 HMR Osteoporosis Agreement (Note 3) and include financial advisory fees and legal and consulting expenses. Such costs are being amortized over a three-year period beginning November 1995. Other assets also include deferred financing and organization costs, which are being amortized over periods of three to seven years using the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $1,013,128 and $398,921, respectively.

  Revenue Recognition

     Research revenue is generally recognized as research is performed under the terms of the respective applicable agreements. Amounts received in advance under collaborative research and development agreements (Note 3) are recorded as deferred revenue and are being amortized over the minimum term of the agreement, using the straight-line method. Revenue earned upon the attainment of research milestones is recognized when achieved.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

  Stock-Based Compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to apply the intrinsic value method to account for employee stock-based compensation. Effective January 1, 1996, as required by SFAS No. 123, the Company adopted the fair value method to account for stock-based compensation to consultants. The effect of this adoption was to increase compensation expense by $27,225 in 1996.

  Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is not dilutive.

2.  MARKETABLE SECURITIES

     The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At December 31, 1996 and 1995, the Company's marketable securities consisted of the following:

                                                    AGGREGATE     AMORTIZED     GROSS UNREALIZED
                                                   FAIR VALUE    COST BASIS     GAINS     LOSSES
                                                   -----------   -----------   -------   ---------
1996
  U.S. Government obligations....................  $ 4,444,217   $ 4,507,983   $   580   $ (64,346)
  Corporate debt securities......................    8,101,761     8,140,694     3,120     (42,053)
  Certificate of deposit.........................      249,471       249,471
                                                   -----------   -----------   -------   ----------
          Total..................................  $12,795,449   $12,898,148   $ 3,700   $(106,399)
                                                   ===========   ===========   =======   ==========
1995
  U.S. Government obligations....................  $14,871,417   $14,981,763   $ 2,623   $(112,969)
  Corporate debt securities......................    8,185,264     8,188,191    19,376     (22,303)
  Certificate of deposit.........................      249,471       249,471
                                                   -----------   -----------   -------   ----------
          Total..................................  $23,306,152   $23,419,425   $21,999   $(135,272)
                                                   ===========   ===========   =======   ==========

     At December 31, 1996 and 1995, approximately $11,845,000 and $22,300,000, respectively, of investments in marketable securities had contractual maturities of three years or less; approximately $8,545,000 and $18,800,000, respectively, of such investments matured in one year or less. Realized gains and losses on sales of marketable securities were not material during the years ended December 31, 1996 and 1995.

     Changes in market values resulted in a reduction of $10,574 and $421,773 in net unrealized losses for the years ended December 31, 1996 and 1995, respectively.

3.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     In November 1995, the Company entered into an agreement with Roussel Uclaf, an affiliate of Hoechst Marion Roussel Inc. ("HMR") (the "1995 HMR Osteoporosis Agreement"), to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the 1995 HMR Osteoporosis Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. The Company has the right, under certain circumstances, to participate in the development and commercialization of these products for certain indications in North America. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the 1995 HMR Osteoporosis Agreement and further payment obligations after three years if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. Revenue recognized under the 1995 HMR Osteoporosis Agreement amounted to $9,333,000 for 1996, including $2,000,000 for the achievement of the first research milestone which is included in accounts receivable at December 31, 1996, and $1,222,000 for the two-month period ended December 31, 1995.

     The Company was the grantee organization of four grants from the National Institutes of Health to conduct research related to signal transduction. Costs incurred and the corresponding research revenue recognized were approximately $971,000, $880,000 and $460,000 for 1996, 1995 and 1994, respectively.

4.  LICENSED TECHNOLOGY AND PATENT APPLICATION COSTS

     The Company and AGTI have entered into agreements with several universities under the terms of which the Company has received exclusive licenses or options to technology in certain patent applications. The agreements, which are generally cancelable by the Company, provide for the payment of license fees and/or minimum payments which are generally creditable against future royalties and aggregated $125,000, $105,500 and $242,000 for 1996, 1995 and 1994,
respectively, and are expected to amount to approximately $95,000 and $165,000 for 1997 and 1998, respectively, and $120,000 during each of the three years in the period ending December 31, 2001. In addition, the agreements provide for payments upon the achievement of certain milestones in drug development, such as the filing of an Investigational New Drug application or the filing of a New Drug Application for regulatory approval in the United States. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

5.  LONG-TERM DEBT

     Long-term debt was comprised of the following:

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
Bank term note at prime plus 1% (9.25%), payable in monthly
  installments of $100,000 plus interest, through July 1, 1997......  $  700,000     $1,900,000
Capital lease obligation, at 9%, payable in monthly installments of
  $46,518 including interest, through December 31, 2000.............   1,632,113        541,907
Government-sponsored seven-year term note, at prime plus 2.75%
  (11.00%), payable in monthly installments of $11,905 plus
  interest, through November 1, 1999................................     416,655        559,515
                                                                      ----------     ----------
          Total.....................................................   2,748,768      3,001,422
Less current portion................................................   1,275,956      1,460,695
                                                                      ----------     ----------
Long-term debt......................................................  $1,472,812     $1,540,727
                                                                      ==========     ==========

     The notes and capital lease obligation are collateralized by all assets of the Company, and the government-sponsored note is partially guaranteed by the Small Business Administration. The Company may, at its option, pledge marketable securities under the bank term note, and, in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

     The above agreements contain certain covenants that restrict additional indebtedness, capital spending and stock redemption; prohibit dividend distributions; and require the Company to maintain minimum levels of tangible net worth of $11,000,000, working capital of $7,000,000 and liquid assets of $15,000,000, all as defined.

     The aggregate future principal payments are $1,276,000 in 1997, $617,500 in 1998, $650,100 in 1999 and $195,400 in 2000. Interest payments during 1996, 1995 and 1994 were $231,130, $264,124 and $285,706, respectively.

6.  LEASED FACILITY AND EQUIPMENT

     The Company leases its facility and certain equipment under various operating leases.

     In 1992, the Company entered into a ten-year noncancelable operating lease for approximately 50,000 square feet of office and laboratory space. The lease grants to the Company a right of first refusal on any additional space that may become available in the 100,000 square-foot building under substantially the same terms and conditions as the initial space. Pursuant to this right, the Company leased an additional 34,000 square feet of unimproved space, which is currently undergoing renovation. Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $802,990, $813,990 and $744,200, respectively.
Future minimum annual rental payments under the lease are approximately $885,000, $939,000, $975,000, $987,000 and $987,000, respectively, for each of the five years 1997 through 2001.

     The Company has utilized lease credit facilities from various equipment leasing companies since 1992. The lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to four years, with various lease renewal or purchase options at the end of the initial term. Equipment rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,461,951, $1,846,564 and $1,688,759, respectively.
The agreements contain covenants requiring the Company to maintain certain minimum levels of net worth, working capital and liquid assets. Minimum future rental payments under the initial terms of the leases are approximately $1,009,000 for 1997, $595,000 for 1998, $433,000 for 1999 and $275,000 for 2000.

7.  STOCKHOLDERS' EQUITY

  Reverse Split of Common Stock

     On April 8, 1994, the stockholders approved a 1.0-for-2.8 reverse split of the Company's common stock and a decrease in the number of authorized shares of common stock from 80,000,000 to 60,000,000. The accompanying consolidated financial statements reflect the 1.0-for-2.8 reverse stock split and the decrease in authorized shares.

  Private Placement

     In April 1995, the Company completed a private placement of 3,000,000 shares of common stock to an institutional investor at a price of $2.35 per share and received aggregate net proceeds of $7,000,000, after deducting expenses.

  Initial Public Offering

     On May 27, 1994, the Company completed an initial public offering ("IPO") and issued 2,125,225 units, each unit consisting of one share of ARIAD common stock and one warrant to purchase one share of ARIAD common stock, and received net proceeds of $14,500,000 after deducting selling commissions and offering expenses. On September 19, 1994, the publicly traded units issued in the IPO were separated into 2,125,225 shares of common stock and an equal number of warrants.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

     Of the units issued, 1,900,000 were sold to the public at $8.00 per unit and the remaining 225,225 units were sold to Genentech, Inc. at a price of $8.88 per unit. In connection with the sale of units to Genentech, Genentech received a right of first negotiation with respect to certain applications of AGTI's regulated gene therapy technology. Accordingly, $300,000 has been attributed to this right and classified as deferred revenue in the consolidated financial statements.

  Warrants

     In connection with a 1992 private placement of common stock, the Company issued to the placement agents five-year warrants to purchase 733,258 shares of common stock at an exercise price of $5.60 per share. The warrants expire in March 1997 or within 90 days of a change of control, if earlier (Note 12).

     As part of the units issued in connection with the IPO, the Company issued 2,125,225 warrants with an exercise price of $8.40 per share, subject to adjustment. Such warrants commenced trading separately on September 19, 1994. These publicly traded warrants expire on May 20, 1999, and are subject to earlier redemption. Also in connection with the IPO, the Company issued to its underwriter 325,000 warrants with an exercise price of $13.20 per share. These warrants were repurchased by the Company and retired in March 1995.

  Preferred Stock

     On September 16, 1994, the stockholders approved an amendment to the certificate of incorporation authorizing the issuance by the Company of up to 10,000,000 shares of preferred stock. The Board of Directors is empowered to designate and issue different series of preferred stock. On December 15, 1994, the Board of Directors established a series A preferred stock, par value $.01 per share, of the Company in connection with the adoption of the stockholder rights plan described below, and authorized the issuance of 500,000 shares of such series (Note 12).

  Stockholder Rights Plan

     On December 15, 1994, the Board of Directors adopted a stockholder rights plan which provided for the distribution to each stockholder of one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances involving an acquisition by a person or group of 20% or more of ARIAD common stock or involving a 15% stockholder entering into certain transactions involving the Company, or into certain business combinations, the rights permit the holders (other than such person or group) to purchase ARIAD common stock at a 50% discount. The plan is designed to protect ARIAD stockholders in the event that an attempt is made to acquire the Company without an offer of fair value.

  Minority Interest in Subsidiary

     In 1995, pursuant to the terms of a 1994 license agreement, the Company distributed shares representing an aggregate of 3% of AGTI common stock outstanding to Stanford University and Harvard University. In addition, AGTI has granted stock options to employees and consultants for the purchase of its common stock (Note 8).

8.  STOCK OPTIONS

     The Company's 1991 and 1994 Stock Option Plans (the "Plans") provide for the granting of nonqualified and incentive stock options to purchase up to a maximum of 3,785,714 shares of common stock to officers, directors, employees and consultants of the Company. Options become exercisable as specified in the related option agreement and expire ten years from the date of grant.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

     Transactions under the Plans for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                                 WEIGHTED AVERAGE
                                                                    NUMBER        EXERCISE PRICE
                                                                   OF SHARES        PER SHARE
                                                                   ---------     ----------------
Options outstanding, January 1, 1994.............................  1,428,185          $ 5.65
  Granted........................................................    784,076            4.07
  Forfeited......................................................    (46,999)           5.81
  Exercised......................................................       (445)           5.60
                                                                   ---------
Options outstanding, December 31, 1994...........................  2,164,817            4.82
  Granted........................................................    468,115            2.41
  Forfeited......................................................   (131,507)           2.14
  Exercised......................................................    (54,070)           2.00
                                                                   ---------
Options outstanding, December 31, 1995...........................  2,447,355            2.25
  Granted........................................................    773,585            4.23
  Forfeited......................................................    (70,584)           2.70
  Exercised......................................................    (70,995)           1.91
                                                                   ---------
Options outstanding, December 31, 1996...........................  3,079,361          $ 2.57
                                                                   =========
Options exercisable, December 31, 1994...........................    991,217          $ 2.05
                                                                   =========
                     December 31, 1995...........................  1,463,501          $ 2.11
                                                                   =========
                     December 31, 1996...........................  1,878,668          $ 2.57
                                                                   =========

     The following table sets forth information regarding options outstanding at December 31, 1996:

                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                            WEIGHTED     WEIGHTED      NUMBER OF     EXERCISE
                                               RANGE OF     AVERAGE      AVERAGE        OPTIONS      PRICE FOR
                                 NUMBER OF     EXERCISE     EXERCISE    REMAINING      CURRENTLY     CURRENTLY
         GRANT PERIOD             SHARES        PRICES       PRICE     LIFE (YEARS)   EXERCISABLE   EXERCISABLE
-------------------------------  ---------   ------------   --------   ------------   -----------   -----------
4/91 to 6/95...................  2,214,511   $1.59 - 2.31    $ 1.94         6.4         1,700,043      $1.96
9/95 to 12/96..................    864,850    3.62 - 4.88      4.19         9.3           178,625       4.30
                                 ---------   ------------     -----         ---         ---------      -----
                                 3,079,361   $1.59 - 4.88    $ 2.57         7.2         1,878,668      $2.18
                                 =========   ============     =====         ===         =========      =====

     In November 1994 and March 1995, the Company repriced options previously granted to purchase 291,757 and 1,391,732 shares, respectively (with original exercise prices ranging from $5.00 to $8.25 per share) to $2.00 per share, the then fair market value.

     As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the reported net loss and net loss per share would have been reported as follows:

                                                          1996             1995
                                                       -----------     ------------
            Net loss.................................  $(6,494,246)    $(13,374,446)
            Net loss per share.......................  $      (.34)    $       (.74)

     The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1995. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using a Black/Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 6%, expected lives of the option grants ranging from two to six years and

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES expected rates of volatility for the underlying stock of 78% and 86% for 1996 and 1995, respectively. Using this model, the weighted average fair value per option for all options granted to consultants and employees in 1996 and 1995 was $2.45 and $1.51, respectively.

     The Company's subsidiary, AGTI, adopted stock option plans in 1993 substantially similar to the Plans and reserved 1,785,714 shares of AGTI's common stock for issuance pursuant to such plans. At December 31, 1996, options with respect to 1,238,565 shares of AGTI's common stock were outstanding at an exercise price of $.42 per share, and 619,292 shares were exercisable. In 1996, AGTI granted options to purchase 10,000 shares of AGTI common stock at an exercise price of $.42 per share. This grant was excluded from the SFAS No. 123 disclosure because the Company does not believe that the fair value of the options is material. If all of the options exercisable at December 31, 1996 had been exercised, the holders would own 12.6% of the outstanding shares of AGTI (22.4% if all outstanding options had been exercised).

9.  RELATED-PARTY TRANSACTIONS

     Vector Securities International, Inc. ("Vector Securities") has provided consulting and investment banking services to the Company in seeking strategic alliances with established pharmaceutical and biotechnology companies. In connection with the 1995 HMR Osteoporosis Agreement (Note 3), the Company incurred fees to Vector Securities aggregating $75,000 in 1996 and $1,200,000 in 1995. A member of the Board of Directors of the Company served as Vice Chairman of Vector Securities during 1995.

     The Company has entered into various employment agreements with its senior executive officers. The agreements provide for aggregate annual base salaries of $1,375,000 and remaining terms of employment ranging up to three years.

10.  INCOME TAXES

     At December 31, 1996, the Company has available for federal tax reporting purposes, net operating loss carryforwards of approximately $47,500,000 which expire commencing in 2006. The Company also has federal research and development credit carryovers of approximately $2,100,000 which expire commencing in 2006. Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

     The components of deferred income taxes were as follows:

                                                                      1996             1995
                                                                  ------------     ------------
Deferred tax liabilities:
  Licensed technology and patents...............................  $    481,000     $    377,000
  Organizational costs..........................................         1,000
                                                                  ------------     ------------
          Total deferred tax liabilities........................       482,000          377,000
                                                                  ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards..............................    18,842,000       16,388,000
  Tax credit carryovers.........................................     4,288,000        3,699,000
  Depreciation..................................................       458,000          350,000
  Deferred revenue..............................................     2,698,000        3,911,000
  Other.........................................................        30,000           99,000
                                                                  ------------     ------------
          Total deferred tax assets.............................    26,316,000       24,447,000
                                                                  ------------     ------------
Deferred tax assets, net........................................    25,834,000       24,070,000
Valuation allowance.............................................   (25,834,000)     (24,070,000)
                                                                  ------------     ------------
          Total deferred taxes..................................  $        -0-     $        -0-
                                                                  ============     ============

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

     The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 1996 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased during 1996 primarily due to an increase in the Company's net operating loss carryforwards and tax credit carryovers.

11.  LITIGATION

     The Company was named as a defendant in a purported class action lawsuit commenced in the United States District Court for the Southern District of New York on October 21, 1994 (the "Blech Securities Litigation"). The Company filed a motion to dismiss the Blech Securities Litigation, and on June 6, 1996, the Court granted that motion as to the Company. Although the Court gave plaintiffs an opportunity to replead their allegations, the Company was not named as a defendant in the amended complaint that plaintiffs subsequently filed.

     The Company is a named defendant in a purported class action law suit (the "Degulis Action") commenced on June 8, 1995 in the United States District Court for the Southern District of New York. The Degulis Action names as defendants the Company, David Blech (managing director and sole shareholder of D. Blech & Company Incorporated ("D. Blech & Co.") and a former director of the Company),
D. Blech & Co., (which acted as underwriter for the Company's initial public offering ("IPO") and a market maker for the Company's securities), as well as certain members of the Company's Board of Directors and Shoenberg Hieber, Inc. (which acted as qualified independent underwriter for the IPO).

     In the Degulis Action, plaintiff purports to sue individually and on behalf of a purported class of persons who purchased securities issued by the Company during the period May 20, 1994 through September 21, 1994. Plaintiff alleges, among other things, that the Registration Statement filed in connection with the IPO was false and misleading. The complaint also alleges among other things, that David Blech and D. Blech & Co. participated in purported "sham" sales transactions of the Company's securities in an alleged attempt to artificially inflate the prices at which the Company's securities were sold in the public markets. All defendants are alleged to have participated in this alleged scheme and thus to have violated Section 10(b) of the Exchange Act, and SEC Rule 10b-5, and to have engaged in common-law fraud. Plaintiff also alleges that all defendants knew, or should have known, of this alleged scheme and that they are liable for their failure to disclose the alleged scheme to the investing public. There are no allegations that assert specific acts of participation or wrongdoing by the Company in the alleged schemes. Plaintiffs seek an unspecified amount of damages, costs and attorneys' fees.

     The Company filed a motion to dismiss the Degulis Action, and on June 6, 1996, the Court denied the motion. The Company intends to continue to defend vigorously the Degulis Action.

     The ultimate outcome of the litigation cannot be presently determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

12.  SUBSEQUENT EVENTS

  Hoechst-ARIAD Genomics Center, LLC

     In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The joint venture, named the Hoechst -- ARIAD Genomics Center, LLC (the "Genomics Center"), will be located at the Company's research facilities. The Company and HMR agreed to commit up to $85,000,000 including $78,500,000 to fund operating and related costs associated with the Genomics Center over an initial five-year period and up to $6,500,000 in leasehold improvements and equipment to be funded by ARIAD. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES purchase of up to $49,000,000 of series B preferred stock through the five year period, including an initial investment of $24,000,000, as discussed below.

     On March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). The series B preferred stock is convertible one-for-one into common stock upon the earliest to occur of: (1) six months following termination of the Genomics Center, (2) June 30, 2003, or (3) upon a change of control of the Company; and, if still outstanding, the series B preferred stock shall be automatically converted on December 31, 2006. Subject to certain restrictions relative to a merger or acquisition of the Company, the series B stockholders shall have voting rights equivalent to common stockholders. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center will be charged to research and development expense and general and administrative expense in its consolidated financial statements. Under the Services Agreements, ARIAD will bill the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD will recognize as revenue only 50% of the amounts billed. ARIAD will account for its investment in the Genomics Center using the equity method.

  1992 Warrants

     In February and March 1997, warrants to purchase 733,258 shares of common stock, with an exercise price of $5.60 per share, issued in connection with a 1992 private placement, were exercised on a conversion right basis (cashless exercise), resulting in the issuance of 176,813 shares of common stock, or expired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and officers of the Company are as follows:

                 NAME                   AGE                           POSITION
--------------------------------------  ---    ------------------------------------------------------
Harvey J. Berger, M.D.(1).............  46     Chairman of the Board of Directors, President and
                                               Chief Executive Officer
Edgar Haber, M.D.(1)..................  65     Vice Chairman of the Board of Directors
Charles C. Cabot III..................  40     Executive Vice President and Chief Operating Officer
Michael Gilman, Ph.D..................  42     Executive Vice President and Chief Scientific Officer
                                               and Scientific Director, ARIAD Gene Therapeutics, Inc.
Jay R. LaMarche(1)....................  50     Executive Vice President and Chief Financial Officer,
                                               Treasurer and Director
Joan S. Brugge, Ph.D..................  47     Senior Vice President, Exploratory Research, Co-chair,
                                               Board of Scientific and Medical Advisors and Director
Manfred Weigele, Ph.D.................  64     Senior Vice President, Physical and Chemical Sciences
David L. Berstein.....................  44     Vice President, Chief Patent Counsel
Dennis A. Holt, Ph.D..................  40     Vice President, Drug Discovery -- Chemistry
John D. Iuliucci, Ph.D................  54     Vice President, Drug Development
Kathleen L. Mattis....................  40     Vice President, Finance and Corporate Controller
Mark J. Zoller, Ph.D..................  43     Vice President, Drug Discovery -- Signal Transduction
David T. Washburn.....................  66     Secretary
Vaughn D. Bryson(1)...................  58     Director
John M. Deutch, Ph.D..................  58     Director
Philip Felig, M.D.(2).................  60     Director
Frank J. Hoenemeyer(3)................  77     Director
Peter T. Joseph(3)....................  46     Director
Joel S. Marcus(3).....................  49     Director
Sandford D. Smith(2)..................  50     Director
Raymond S. Troubh(2)..................  70     Director

---------------
(1) Member of the Executive Committee.

(2) Member of the Compensation and Stock Option Committee.

(3) Member of the Audit Committee.

     Harvey J. Berger, M.D. is the principal founder of ARIAD and has served as the Company's Chairman of the Board, President and Chief Executive Officer since April 1991. From 1986 to 1991, Dr. Berger held a series of senior management positions at Centocor, Inc., a biotechnology company, most recently as Executive Vice President and President, Research and Development Division. Dr. Berger currently is a Lecturer in the Division of Health Sciences and Technology at the Massachusetts Institute of Technology and the Harvard Medical School. He also has held senior academic and administrative appointments at Emory University, Yale University and the University of Pennsylvania and was an Established Investigator of the American

Heart Association. Dr. Berger received his A.B. degree in Biology from Colgate University and his M.D. degree from Yale University School of Medicine and did further medical and research training at the Massachusetts General Hospital and Yale-New Haven Hospital.

     Edgar Haber, M.D., Vice Chairman of the Board of Directors of ARIAD since October 1991, is Director of the Division of Biological Sciences and the Elkan
R. Blout Professor of Biological Sciences at the Harvard School of Public Health and Professor of Medicine at Harvard Medical School. Prior to these appointments, from 1990 to 1991, Dr. Haber was President of the Bristol-Myers Squibb Pharmaceutical Research Institute and a Director of the Bristol-Myers Squibb Company, where he directed overall research and development activities. Previously, from 1988 to 1990, he was President of the Squibb Institute of Medical Research and a Director of the Squibb Corporation. Dr. Haber received his A.B. degree from Columbia College, his M.D. degree from the Columbia College of Physicians and Surgeons and an Honorary A.M. degree from Harvard University. He received his postdoctoral training at Massachusetts General Hospital, the National Heart Institute and St. George's Hospital.

     Charles C. Cabot III has served as Executive Vice President and Chief Operating Officer of ARIAD since March 1997. He served as Senior Vice President and Chief Operating Officer from January 1994 to February 1997 and as Senior Vice President, Business Operations of ARIAD from January 1992 to December 1993. Prior to joining ARIAD, from 1985 to 1991, Mr. Cabot held several positions at Centocor Inc., most recently as a Vice President in the corporate group. Prior to joining Centocor Inc., he was employed at Arthur D. Little where he was a Program Manager in the Decision Resources Division. Mr. Cabot received his A.B. in English and American Literature from Harvard College.

     Michael Gilman, Ph.D. has served as Executive Vice President and Chief Scientific Officer since March 1997. He served as Senior Vice President, Drug Discovery from October 1996 to February 1997 and as Vice President,
Research -- Gene Therapy from August 1994 to September 1996. Dr. Gilman has served as Scientific Director of ARIAD Gene Therapeutics, Inc. since August 1994. Prior to joining ARIAD, Dr. Gilman was on the staff at the Cold Spring Harbor Laboratory since 1986, most recently as a Senior Scientist. Dr. Gilman received his Ph.D. in Biochemistry from the University of California, Berkeley. He received an S.B. degree in life sciences from the Massachusetts Institute of Technology.

     Jay R. LaMarche has served as Chief Financial Officer, Treasurer, and a Director of ARIAD since January 1992. Mr. LaMarche has served as Executive Vice President since March 1997, and as Senior Vice President, Finance from January 1992 to February 1997. Prior to joining ARIAD, he was Chief Financial Officer and a Director of ChemDesign Corporation, a fine chemicals manufacturer, where he served in several capacities, most recently as Executive Vice President. Prior to his employment at ChemDesign, Mr. LaMarche was a partner with Deloitte Haskins & Sells. Mr. LaMarche received his B.B.A. degree in Public Accountancy from the University of Notre Dame and served as an officer in the United States Navy.

     Joan S. Brugge, Ph.D. has served as Senior Vice President, Exploratory Research since October 1996. She served as Senior Vice President, Research-Biology from May 1992 to September 1996 and as Scientific Director of ARIAD from May 1992 to February 1997. Dr. Brugge was elected a Director of ARIAD in February 1995. Since March 1997, she has co-chaired the Advisory Board. As of July 1, 1997, Dr. Brugge will be Professor of Cell Biology at Harvard Medical School pending final approval of the Harvard Medical School governing board. She has agreed to serve as a consultant to ARIAD on an exclusive basis and will continue as Co-chair of the Advisory Board. From 1989 to 1992, Dr. Brugge was a Professor of Microbiology at the University of Pennsylvania School of Medicine and an Investigator of the Howard Hughes Medical Institute. She received her A.B. in Biology from Northwestern University and her Ph.D. in Virology from Baylor College of Medicine and completed postdoctoral research at the University of Colorado Medical Center.

     Manfred Weigele, Ph.D. has served as Senior Vice President, Physical and Chemical Sciences since October 1996 and served as Senior Vice President, Research -- Chemistry of ARIAD from October 1991 to September 1996. Prior to joining ARIAD, from 1985 to 1991, Dr. Weigele was a Vice President and Group Director of Chemistry Research for Hoffmann-LaRoche Inc., where he directed chemistry research. He joined Hoffmann-LaRoche, a worldwide pharmaceuticals company, in 1965. Dr. Weigele received his undergraduate training at Technische Universitat in Braunschweig, Germany and his Ph.D. degree from the University of Wisconsin.

     David L. Berstein has served as Vice President, Chief Patent Counsel of ARIAD since September 1993. Prior to joining ARIAD, from 1990 through 1993, Mr. Berstein was Patent Counsel at BASF Bioresearch Corporation where he was responsible for intellectual property matters, including patents and licensing. Prior to joining BASF, from 1985 to 1990, Mr. Berstein was a patent attorney at Genetics Institute, Inc. where he was involved in various aspects of the patent process from patent procurement through litigation. Mr. Berstein joined Genetics Institute from the law firm of Cooper & Dunham. Mr. Berstein received his B.S. degree from the University of Michigan and his J.D. degree from Fordham University.

     Dennis Holt, Ph.D. has served as Vice President, Drug
Discovery -- Chemistry since October 1996 and served as Director of Research, Chemistry from August 1994 to September 1996. Prior to joining ARIAD, Dr. Holt was Associate Director of the medicinal chemistry group at SmithKline Beecham Pharmaceuticals where he focused on the discovery of novel synthetic and semi-synthetic drugs. Dr. Holt received his B.A. degree from Johns Hopkins University and his M.A. and Ph.D. degrees from Harvard University.

     John D. Iuliucci, Ph.D. has served as Vice President, Drug Development since October 1996 and served as Vice President, Preclinical Development of ARIAD from June 1992 to September 1996. Prior to joining ARIAD, Dr. Iuliucci was Director of Preclinical Pharmacology and Toxicology at Centocor, Inc. from 1984 to 1992. From 1975 to 1984, Dr. Iuliucci headed the Drug Safety Evaluation Department at Adria Laboratories. He was a Senior Toxicologist at the Warner-Lambert Pharmaceutical Research Institute from 1972 to 1975. Dr. Iuliucci received a B.S. degree in Pharmacy and M.S. and Ph.D. degrees in Pharmacology from Temple University.

     Kathleen L. Mattis has served as Vice President, Finance and Corporate Controller of ARIAD since November 1994. Previously, she served as Director of Finance and Corporate Controller for ARIAD from February 1992 to October 1994. Ms. Mattis was formerly Director of Finance in the Research and Development Division of Centocor, Inc. from 1990 to 1992. Previously, she was Director of Finance and Controller of Novo Nordisk Pharmaceuticals, Inc. She also held positions as Financial Analyst and Senior Auditor at Bristol-Myers Squibb. Ms. Mattis received her B.S. in Accounting from Drexel University and an M.B.A. from the Wharton School of the University of Pennsylvania.

     Mark J. Zoller, Ph.D. has served as Vice President, Drug
Discovery -- Signal Transduction since October 1996 and served as Vice President, Research -- Molecular Biology from November 1994 to September 1996. Previously, he served as Director, Molecular Biology for ARIAD from June 1992 to October 1994. Prior to joining ARIAD, he was a Senior Scientist and group leader of Genentech, Inc. Previously, Dr. Zoller was a Senior Staff Investigator at the Cold Spring Harbor Laboratory where he focused on the development of molecular genetic systems to study protein kinases. Dr. Zoller received his Ph.D. in Chemistry from the University of California, San Diego and was a Postdoctoral Fellow in Molecular Biology at the University of Vancouver, Canada.

     David T. Washburn, Secretary of ARIAD since October 1991, is of counsel to the firm of Paul, Weiss, Rifkind, Wharton & Garrison, general counsel to ARIAD. Mr. Washburn received his B.A. from the University of Vermont in 1952 and his LL.B. from New York University in 1955.

     Vaughn D. Bryson, a Director of ARIAD since February 1995, is President of Life Science Advisors, Inc. Mr. Bryson is a thirty-two year veteran of Eli Lilly & Co. ("Lilly") and was President and Chief Executive Officer of Lilly from 1991 to 1993. He served as Executive Vice President from 1986 until 1990. He also was a member of Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International Inc. from April 1994 to December 1996. He also is a Director of EndoVascular Therapeutics, Inc., Fusion Medical Technologies, Inc., Quintiles Transnational Corp., NaPro BioTherapeutics, Inc., and Perclose, Inc. He received a B.S. degree in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

     John M. Deutch, Ph.D., a Director of ARIAD since March 1997, is an Institute Professor at the Massachusetts Institute of Technology. He has previously served as Director of the United States Central

Intelligence Agency, Deputy Secretary of Defense, Undersecretary of Defense (Acquisition and Technology), Provost of the Massachusetts Institute of Technology, Dean of the School of Science, Chairman of the Department of Chemistry and the Karl Taylor Compton Professor of Chemistry. Dr. Deutch has received numerous awards and honors in physical chemistry and computational sciences. Dr. Deutch received his B.A. degree from Amherst College and his D.Sc. degree from the Massachusetts Institute of Technology and was a postdoctoral fellow at the National Institutes of Health. Dr. Deutch is a Director of Citicorp, CMS Energy and Palomar Medical Technologies.

     Philip Felig, M.D., a Director of ARIAD since October 1991, is currently in medical practice specializing in endocrinology and diabetes as an Attending Physician on the Senior Medical Staff at Lenox Hill Hospital and as Clinical Professor of Medicine at New York Medical College. Prior to this, from 1986 to 1987, he was Chief Executive Officer of Sandoz Pharmaceuticals Corporation and from 1984 to 1987, President of the Sandoz Research Institute. Dr. Felig came to Sandoz from the Yale University School of Medicine where he was Professor and Vice-Chairman of the Department of Medicine and Chief of Endocrinology. Dr. Felig received his B.A. degree from Princeton University and his M.D. degree from the Yale University School of Medicine and did further medical training at the Yale-New Haven Hospital, the Joslin Laboratory at Harvard Medical School and the Peter Bent Brigham Hospital. Dr. Felig also holds an Honorary Doctor of Medicine from the Karolinska Institute.

     Frank J. Hoenemeyer, a Director of ARIAD since October 1991, is an independent financial consultant. Mr. Hoenemeyer was the President of Gregory and Hoenemeyer Inc., a financial consulting firm, from 1987 to 1990. He was Vice Chairman of The Prudential Insurance Company of America from 1981 until his retirement in 1984, Chief Investment Officer from 1965 to 1984 and a Director from 1974 to 1984. Mr. Hoenemeyer serves on several private and public boards, including American International Group Inc., Mitsui Trust Bank, USA, Carey Fiduciaries Advisors, a subsidiary of W. P. Carey & Co., Inc., Cincinnati Incorporated and Wellsford Residential Property Trust. He is also Chairman of the Turrell Fund. Mr. Hoenemeyer received his B.S. degree from Xavier University and his M.B.A. degree from the Wharton School of the University of Pennsylvania.

     Peter T. Joseph, a Director of ARIAD since October 1991, is Chairman and Chief Executive Officer of Rosecliff, Inc., an investment management firm which he has headed since 1987. Mr. Joseph joined the Bass family interests in 1984 and became a Vice President of Keystone, Inc. (formerly the Robert M. Bass Group, Inc.) in 1986. He founded Acadia Partners, L.P. in 1987, where he was the Managing General Partner. He served as Vice President of Keystone, Inc. and Managing Partner of Acadia until March 1992. Prior to joining the Bass family interests, Mr. Joseph managed his own merchant banking firm, worked in the corporate finance and merger and acquisition areas at Morgan Stanley & Co. and practiced as a tax and corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison. He graduated from the Woodrow Wilson School of Public and International Affairs at Princeton University with a A.B. degree and an M.P.A. degree in Public Affairs and earned a J.D. degree from Yale Law School.

     Joel S. Marcus, a Director of ARIAD since February 1995, is Chief Executive Officer-elect of Alexandria Real Estate Equities, Inc. a real estate investment trust principally focused on the life sciences industry. Mr. Marcus is a founder and principal of Health Science Capital Partners, which invests in healthcare related companies. Mr. Marcus was a partner with Brobeck, Phleger & Harrison, a law firm from 1991 to 1994. Mr. Marcus is a co-founder of the International Life Science Partnering Conference and was one of the original architects and officers of the Kirin-Amgen, Inc. joint venture, which financed the development of two leading genetically engineered pharmaceuticals. He received his undergraduate degree from the University of California, Los Angeles ("UCLA"), and a doctor of jurisprudence degree also from UCLA. He is a licensed certified public accountant.

     Sandford D. Smith, a Director of ARIAD since October 1991, is President, Specialty Therapeutics and International Group, Genzyme Corporation. Previously, from May 1996 to September 1996, he was Vice President and General Manager, Specialty Therapeutics and International Group, Genzyme Corporation. Mr. Smith was President and Chief Executive Officer and a Director of the Repligen Corporation from 1986 to March 1996. Mr. Smith previously held a number of positions with the Bristol-Myers Company from 1977 to 1986, including, most recently, Vice President of Corporate Development and Planning for the United States Pharmaceutical and Nutritional Group. Mr. Smith earned his B.A. degree from the University of Denver. Mr. Smith is also a Director of CSPI.

     Raymond S. Troubh, a Director of ARIAD since October 1991, has been a financial consultant for more than the past five years. He was a general partner of Lazard Freres & Co., an investment banking firm, and a governor of the American Stock Exchange. Mr. Troubh is a Director of ADT Limited, America West Airlines, Inc., Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., Foundation Health Corporation, General American Investors Company, Inc., Olsten Corporation, Petrie Stores Corporation, Time Warner Inc., Triarc Companies, Inc. and WHX Corporation. He received his A.B. degree from Bowdoin College and his LL.B. degree from Yale Law School.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing in the Proxy Statement under the captions "Proposal 1. -- Election of Class 3 Directors -- Additional Information Concerning the Board of Directors" and "Executive Compensation" is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report are incorporated herein by reference to Item 8:

                  Independent Auditors' Report

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statements of Stockholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

         (2) The Exhibits listed in the Exhibit Index are filed herewith in the manner set forth therein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and Commonwealth of Massachusetts on the 28th of March, 1997.

                                          ARIAD PHARMACEUTICALS, INC.

                                          By: /s/ HARVEY J. BERGER

                                          --------------------------------------
                                          Name: Harvey J. Berger, M.D.
                                          Title: Chairman, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                            DATE
-----------------------------------  ---------------------------------------------  ----------------
       /s/ HARVEY J. BERGER          Chairman of the Board of Directors, President   March 28, 1997
-----------------------------------    and Chief Executive Officer (Principal
      Harvey J. Berger, M.D.           Executive Officer)

          /s/ EDGAR HABER            Vice Chairman of the Board of Directors         March 28, 1997
-----------------------------------
         Edgar Haber, M.D.

        /s/ JAY R. LAMARCHE          Executive Vice President, Chief Financial       March 28, 1997
-----------------------------------    Officer, Treasurer and Director (Principal
          Jay R. LaMarche              Financial and Accounting Officer)

        /s/ JOAN S. BRUGGE           Senior Vice President, Exploratory Research,    March 28, 1997
-----------------------------------    and Director
       Joan S. Brugge, Ph.D.

       /s/ VAUGHN D. BRYSON          Director                                        March 28, 1997
-----------------------------------
         Vaughn D. Bryson

        /s/ JOHN M. DEUTCH           Director                                        March 28, 1997
-----------------------------------
       John M. Deutch, Ph.D.

         /s/ PHILIP FELIG            Director                                        March 28, 1997
-----------------------------------
        Philip Felig, M.D.

      /s/ FRANK J. HOENEMEYER        Director                                        March 28, 1997
-----------------------------------
        Frank J. Hoenemeyer

        /s/ PETER T. JOSEPH          Director                                        March 28, 1997
-----------------------------------
          Peter T. Joseph

        /s/ JOEL S. MARCUS           Director                                        March 28, 1997
-----------------------------------
          Joel S. Marcus

       /s/ SANDFORD D. SMITH         Director                                        March 28, 1997
-----------------------------------
         Sandford D. Smith

       /s/ RAYMOND S. TROUBH         Director                                        March 28, 1997
-----------------------------------
         Raymond S. Troubh

                                 EXHIBIT INDEX

EXHIBIT NO.                                            TITLE
-----------       --------------------------------------------------------------------------------
    3.1      --   Certificate of Incorporation of the Company, as amended (1)
    3.2      --   By-laws of the Company, as amended (1)
    3.3      --   Amendment of Certificate of Incorporation of the Company, dated April 8, 1994
                  (2)
    3.4      --   Amendment of Certificate of Incorporation of the Company, dated October 4, 1994
                  (5)
    3.5      --   Amendment of By-laws of the Company, adopted September 16, 1994 (5)
    4.1      --   Form of ARIAD Pharmaceuticals, Inc. Common Stock Purchase Warrant (1)
    4.2      --   Principal Stockholders' Agreement, dated as of January 5, 1992, among ARIAD
                  Pharmaceuticals, Inc., David Blech, David Blech as trustee of The Blech Family
                  Trust, Mark S. Germain, Harvey J. Berger, Harvey J. Berger and Wendy S. Berger
                  as Trustees of the Berger Family Trust, Avalon Ventures and Avalon Ventures IV.
                  (1)
    4.3      --   Form of Warrant Agreement (with Form of Warrant). (3)
    4.4      --   Rights Agreement, dated as of December 15, 1994, between the Company and State
                  Street Bank and Trust Company, which includes the Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right
                  Certificate as Exhibit B and the Summary of Rights to Purchase Series A
                  Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right
                  Certificates will not be mailed until after the Separation Date (as defined therein). (4)
    4.5      --   Amendment, dated as of April 24, 1995, to Rights Agreement, dated as of December
                  15, 1994, between ARIAD Pharmaceuticals, Inc. and State Street Bank and Trust
                  Company. (6)
    4.6      --   Stock Purchase Agreement, dated as of April 24, 1995, between ARIAD
                  Pharmaceuticals, Inc. and Biotech Target S.A. (7)
   10.1      --   Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and
                  Forest City Cambridge, Inc. (1)
   10.2      --   Executive Employment Agreement, dated as of January 1, 1992, between ARIAD
                  Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (1)
   10.3      --   Executive Employment Agreement, dated as of January 3, 1992, between ARIAD
                  Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (1)
   10.4      --   Executive Employment Agreement, dated as of January 1, 1992, between ARIAD
                  Pharmaceuticals, Inc. and Charles C. Cabot III. (1)
   10.5      --   Executive Employment Agreement, dated as of January 1, 1992, between ARIAD
                  Pharmaceuticals, Inc. and Jay R. LaMarche. (1)
   10.6      --   Executive Employment Agreement, dated as of October 14, 1991, between ARIAD
                  Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (1)
   10.7      --   Loan and Security Agreement, dated September 23, 1992, by and between ARIAD
                  Pharmaceuticals, Inc., ARIAD Corporation and BayBank Boston, N.A. and related instruments and documents. (1)
   10.8      --   Loan Agreement, dated October 28, 1992, among ARIAD Corporation, ARIAD
                  Pharmaceuticals, Inc. and the Massachusetts Business Development Corporation and
                  related instruments and documents. (1)
   10.9      --   Equipment Lease Agreement, dated December 10, 1992, by and between ARIAD
                  Corporation and General Electric Capital Corporation. (1)
   10.10     --   Master Lease Agreement, dated December 21, 1992, by and between ARIAD
                  Corporation and Comdisco, Inc. (1)
   10.11     --   ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees, as amended.
                  (5)

EXHIBIT NO.                                            TITLE
-----------       --------------------------------------------------------------------------------
   10.12     --   ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors. (1)
   10.13     --   ARIAD Retirement Savings Plan. (1)
   10.14     --   Agreement dated as of January 1, 1994 between The Board of Trustees of The
                  Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc. (3)
   10.15     --   Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD
                  Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (3)
   10.16     --   Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                  Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (3)
   10.17     --   Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                  Pharmaceuticals, Inc. and Charles C. Cabot III. (3)
   10.18     --   Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                  Pharmaceuticals, Inc. and Jay R. LaMarche. (3)
   10.19     --   Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                  Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (3)
   10.20     --   Unit Purchase and Technology Right of First Negotiation Agreement, dated May 5,
                  1994, among Genentech, Inc. ARIAD Pharmaceuticals, Inc. and ARIAD Gene
                  Therapeutics, Inc. (3)
   10.21     --   Amendment No. 2, dated June 30, 1994, to Executive Employment Agreement between
                  ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (5)
   10.22     --   ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors.
                  (5)
   10.23     --   Collaborative Research and License Agreement, dated November 5, 1995, between
                  Roussel Uclaf and ARIAD Pharmaceuticals, Inc. (7)
   21.1      --   Subsidiaries of the Company. (3)

---------------
(1) Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.

(2) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on April 15, 1994.

(3) Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.

(4) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 21, 1994.

(5) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995.

(6) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on May 15, 1995.

(7) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 15, 1996.