Form 10-Q
period 1997-03-31
ARIAD PHARMACEUTICALS INC
filed 1997-05-13
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

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

The number of shares of the Registrant's common stock outstanding as of May 1, 1997 was 19,264,341.

================================================================================

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS




PART  I. FINANCIAL INFORMATION                                         PAGE NO.


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - March 31, 1997
         and December 31, 1996 .........................................     1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 1997 and 1996 ....................     2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and 1996 ....................     3

         Notes to Unaudited Condensed Consolidated Financial
         Statements ....................................................     4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...........................     7

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..............................    12

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                       ASSETS
                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    1997                 1996
                                                                                ------------         ------------

Current assets:
     Cash and cash equivalents                                                  $ 26,369,646         $  2,906,851
     Marketable securities                                                        11,213,778           12,795,449
     Accounts receivable and other                                                   529,857            2,569,404
                                                                                ------------         ------------
         Total current assets                                                     38,113,281           18,271,704
                                                                                ------------         ------------
Property and equipment:
     Leasehold improvements                                                        7,000,873            7,000,873
     Equipment and furniture                                                       4,830,577            4,256,805
     Construction in progress                                                        375,000
                                                                                ------------         ------------
         Total                                                                    12,206,450           11,257,678
     Less accumulated depreciation and amortization                                5,146,536            4,748,275
                                                                                ------------         ------------
         Property and equipment, net                                               7,059,914            6,509,403
                                                                                ------------         ------------
Licensed technology and patent application costs, net                              1,479,977            1,357,470
                                                                                ------------         ------------
Investment in Genomics Center                                                        821,396
                                                                                ------------
Other assets, net                                                                  1,399,674            1,466,416
                                                                                ------------         ------------
Total                                                                           $ 48,874,242         $ 27,604,993
                                                                                ============         ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                          $    985,774         $  1,275,956
     Accounts payable                                                              1,191,733              788,282
     Accrued liabilities                                                           1,489,693              639,026
     Deferred revenue                                                              3,666,665            3,666,665
                                                                                ------------         ------------
         Total current liabilities                                                 7,333,865            6,369,929
                                                                                ------------         ------------
Long-term debt                                                                     1,322,619            1,472,812
                                                                                ------------         ------------
Deferred revenue                                                                   2,244,448            3,077,781
                                                                                ------------         ------------
Stockholders' equity:
     Series B convertible preferred stock, $.01 par value; authorized,
         5,000,000 shares; issued and outstanding, 2,526,316 shares in
         1997 (liquidation preference, $24,000,000)                                   25,263
     Common stock, $.001 par value; authorized, 60,000,000
         shares; issued and outstanding, 19,260,412 shares in
         1997 and 19,036,723 shares in 1996                                           19,260               19,037
     Additional paid-in capital                                                   94,679,082           70,593,840
     Net unrealized loss on marketable securities                                   (117,957)            (102,699)
     Accumulated deficit                                                         (56,632,338)         (53,825,707)
                                                                                ------------         ------------
         Stockholders' equity                                                     37,973,310           16,684,471
                                                                                ------------         ------------
Total                                                                           $ 48,874,242         $ 27,604,993
                                                                                ============         ============


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------

Revenue:
     Research revenue                           $  1,973,333       $  2,058,334
     Interest income                                 292,717            347,725
                                                ------------       ------------
         Total revenue                             2,266,050          2,406,059
                                                ------------       ------------
Operating expenses:
     Research and development                      4,257,141          3,702,205
     General and administrative                      758,065            682,971
     Interest expense                                 57,475             71,616
                                                ------------       ------------
         Total operating expenses                  5,072,681          4,456,792
                                                ------------       ------------
Net loss                                        $ (2,806,631)      $ (2,050,733)
                                                ============       ============

Net loss per share                              $       (.15)      $       (.11)
                                                ============       ============
Weighted average number of shares
     of common stock outstanding                  19,145,577         18,976,539


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                ------------          ------------
Cash flows from operating activities:
     Net loss                                                                   $ (2,806,631)         $ (2,050,733)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               578,237               537,572
         Deferred revenue                                                           (833,333)             (833,334)
         Stock-based compensation                                                     19,975                 1,951
         Increase (decrease) from:
              Accounts receivable and other                                        2,039,547              (164,823)
              Other assets                                                          (277,270)             (441,982)
              Accounts payable                                                       403,451               469,634
              Accrued liabilities                                                    850,667              (154,400)
                                                                                ------------          ------------
                  Net cash used in operating activities                              (25,357)           (2,636,115)
                                                                                ------------          ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                        (5,527,348)           (6,835,149)
     Proceeds from sale and maturities of marketable securities                    7,084,674            12,956,040
     Investment in property and equipment, net                                      (948,772)             (349,978)
     Investment in Genomics Center                                                  (625,000)
     Acquisition of licensed technology and patents                                 (145,780)             (227,462)
                                                                                ------------          ------------
                  Net cash (used in) provided by investing activities               (162,226)            5,543,451
                                                                                ------------          ------------
Cash flows from financing activities:
     Proceeds from issuance of series B preferred stock                           24,000,000
     Repayment of borrowings                                                        (440,375)             (364,191)
     Proceeds from exercise of stock options                                          90,753                36,614
                                                                                ------------          ------------
                  Net cash provided by (used in) financing activities             23,650,378              (327,577)
                                                                                ------------          ------------
Net increase in cash and equivalents                                              23,462,795             2,579,759
Cash and equivalents, beginning of period                                          2,906,851             3,750,082
                                                                                ------------          ------------
Cash and equivalents, end of period                                             $ 26,369,646          $  6,329,841
                                                                                ============          ============





       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       MANAGEMENT STATEMENT

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three-month periods ended March 31, 1997 and 1996.

         The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       MARKETABLE SECURITIES

         The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At March 31, 1997 and December 31, 1996, the Company's marketable securities consisted of the following:

                                                         Aggregate        Amortized         Gross Unrealized
         1997                                           Fair Value       Cost Basis        Gains        Losses
         ----                                           -----------      -----------      --------     ---------
         U.S. Government obligations                    $ 4,351,839      $ 4,420,257                   $ (68,418)
         Corporate debt securities                        6,612,468        6,662,007      $    208       (49,747)
         Certificate of deposit                             249,471          249,471
                                                        -----------      -----------      --------     ---------
                  Total                                 $11,213,778      $11,331,735      $    208     $(118,165)
                                                        ===========      ===========      ========     =========

         1996
         ----
         U.S. Government obligations                    $ 4,444,217      $ 4,507,983      $    580     $ (64,346)
         Corporate debt securities                        8,101,761        8,140,694         3,120       (42,053)
         Certificate of deposit                             249,471          249,471
                                                        -----------      -----------      --------     ---------
                  Total                                 $12,795,449      $12,898,148      $  3,700     $(106,399)
                                                        ===========      ===========      ========     =========


         At March 31, 1997, approximately $8,919,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended March 31, 1997; the net unrealized loss of $117,957 is included in stockholders' equity.

3.       NET LOSS PER SHARE

         The shares of series B convertible preferred stock issued in the quarter ended March 31, 1997 are common stock equivalents, but have been excluded from the computation of net loss per share because their effect is not dilutive.

4.     JOINT VENTURES

         Hoechst-ARIAD Genomics Center, LLC

         In March 1997, the Company entered into a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR will jointly fund $78,500,000 of operating and related costs over the period, and ARIAD will fund up to $6,500,000 in leasehold improvements and equipment. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000, as discussed below.

         On March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). The series B preferred stock is convertible one-for-one into common stock upon the earliest to occur of: (1) six months following termination of the Genomics Center, (2) June 30, 2003, or (3) upon a change of control of the Company; and, if still outstanding on December 31, 2006, the series B preferred stock will automatically convert. Subject to certain restrictions relative to a merger or acquisition of the Company, the series B preferred stockholders have voting rights equivalent to common stockholders. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

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

         ARIAD-Genovo Joint Venture

         On February 14, 1997, ARIAD, through its subsidiary, ARIAD Gene Therapeutics, Inc., and Genovo Inc. formed a joint venture to develop and commercialize gene therapy products for the therapeutic protein market. The joint venture combines ARIAD's regulated gene expression technology with Genovo's gene transfer technology for the intramuscular and subcutaneous delivery of gene therapy products.

         Under the terms of the joint venture agreement, ARIAD and Genovo will seek to develop gene therapy-based protein products. Each partner will pay its respective costs of product development, and any payments received by either party will be divided equally between ARIAD and Genovo, after reimbursement of certain costs. In addition to developing gene therapy-based protein products itself, the joint venture will seek partnerships with companies that have a strong strategic interest in protein therapeutics and the markets they address. Each company is free to develop and partner its respective technology for all other applications.

5.       EXERCISE OF 1992 WARRANTS

         In February and March 1997, warrants to purchase 733,258 shares of common stock, with an exercise price of $5.60 per share, issued in connection with a 1992 private placement, were exercised on a conversion right basis (cashless exercise), resulting in the issuance of 176,813 shares of common stock, or expired.

6.       NEW ACCOUNTING PRONOUNCEMENT

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the fourth quarter of 1997, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The Company will continue to apply Accounting Principles Board Opinion No. 15, "Earnings Per Share," until the adoption of SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ARIAD Pharmaceuticals, Inc. (the "Company" or "ARIAD") is engaged in the discovery and development of novel pharmaceuticals based on signal transduction pathways and the genes that regulate them. The Company is currently focusing its efforts in three areas: (i) the development of orally administered drugs to block intracellular signal transduction pathways that are critical to major diseases such as osteoporosis, allergy/asthma and immune-related disorders; (ii) the development of a system to regulate gene therapy using orally administered drugs; and (iii) the identification of new small-molecule drug targets and therapeutic proteins through functional genomics. ARIAD has assembled a broad portfolio of advanced technologies for the identification, validation and optimization of novel drugs. These technologies have been integrated into a drug discovery platform that, in conjunction with the Company's expertise in signal transduction, forms the basis for multiple business opportunities, each with a diversity of potential products. In each of its three areas of drug discovery, the Company has entered into a strategic alliance with a collaborator to complement its drug discovery technologies or to support its commercialization efforts.

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the establishment of the Genomics Center (see"- Recent Development"). The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1997, the Company had an accumulated deficit of $56,632,338.

RECENT DEVELOPMENT

In March 1997, the Company entered into a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), will be located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR will jointly fund $78,500,000 of operating and related costs over the period, and ARIAD will fund up to $6,500,000 in leasehold improvements and equipment. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial purchase of 2,526,316 shares of series B preferred stock for $24,000,000 on March 18, 1997 (see "- Liquidity and Capital Resources").

The Company also entered into agreements with Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center will be charged to research and development expense and general and administrative expense in its consolidated financial statements. Under the Services Agreements, ARIAD will bill the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD will recognize as revenue only 50% of the amounts billed. Accordingly, the Company's operating losses will increase substantially as a result of the 1997 HMR Genomics Agreement. ARIAD will account for its investment in the Genomics Center using the equity method.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

REVENUE

The Company recognized research revenue of $1,973,000 for the quarter ended March 31, 1997 compared to $2,058,000 for the same period in 1996. Research revenue is comprised principally of research revenue from the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement") and government-sponsored research grants. The decrease in research revenue of $85,000 for the quarter ended March 31, 1997 when compared to the corresponding period in 1996 is a result of decreased research activity under government-sponsored grants. Although research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1997, research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next three years.

Interest income decreased by $55,000 to $293,000 for the quarter ended March 31, 1997 from $348,000 for the same period in 1996 primarily as a result of lower levels of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $4,257,000 for the quarter ended March 31, 1997 from $3,702,000 for the same period in 1996 due to increased expenses incurred in the regulated gene therapy program, including manufacturing development and other preclinical development costs, as well as increased research activity under the 1995 HMR Osteoporosis Agreement. The Company expects its research and development expenses to increase significantly as a result of research services to be provided to the Genomics Center.

General and administrative expenses increased to $758,000 for the quarter ended March 31, 1997 from $683,000 for the corresponding period in 1996 primarily due to increased expenses in connection with the formation of the Genomics Center and the ARIAD-Genovo joint venture.

The Company incurred interest expense of $57,000 for the quarter ended March 31, 1997 compared to $72,000 for the corresponding period in 1996. The decrease resulted from a lower level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $2,807,000 for the quarter ended March 31, 1997 and $2,051,000 for the corresponding period in 1996, or $.15 and $.11 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including the sale of series B preferred stock to HMR in connection with the formation of the Genomics Center in March 1997, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement.

As of March 31, 1997, the Company had cash, cash equivalents and marketable securities totaling $37,583,000 and working capital of $30,779,000 compared to cash, cash equivalents and marketable securities totaling $15,702,000 and working capital amounting to $11,902,000 at December 31, 1996.

The primary uses of cash during the three months ended March 31, 1997 were $25,000 to finance the Company's operations and working capital requirements, $949,000 to purchase laboratory equipment and begin renovation of space for the Genomics Center, $625,000 for the initial investment in the Genomics Center pursuant to the 1997 HMR Genomics Agreement, $440,000 to repay long-term debt and $146,000 to acquire licensed technology and patents. The primary sources of cash during the quarter ended March 31, 1997 were $24,000,000 from the issuance of series B preferred stock to HMR, $3,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, including the receipt of $2,000,000 for the achievement of the first research milestone in December 1996, and $1,557,000 of net proceeds from the sale and maturity of marketable securities.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR will jointly fund $78,500,000 of operating and related costs, and ARIAD will fund up to $6,500,000 in leasehold improvements and equipment. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000 as discussed below.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

In November 1995, the Company entered into the 1995 HMR Osteoporosis Agreement to collaborate with HMR on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor drug discovery programs. Under the terms of this agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration and pay royalties to the Company based on product sales. HMR may elect to terminate the agreement and further payment obligations after three years, if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company.

In February 1997, the Company began renovation of approximately 25,000 square feet of previously leased space to provide laboratories and offices for the Genomics Center and to expand existing chemistry and pharmacology laboratories. The leasehold improvements are expected to be completed in the third quarter of 1997 at an aggregate cost of approximately $5,500,000.

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

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements for the Genomics Center for the next five years and will be adequate to satisfy its other capital and operating requirements for at least the next two years. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         The exhibits listed in the Exhibit Index are filed herewith in the manner set forth therein.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ARIAD Pharmaceuticals, Inc.
                                             (Registrant)


                                      By: /s/ Jay R. LaMarche
                                          --------------------------------------
                                          Jay R. LaMarche
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly authorized Officer and Principal
                                          Financial Officer)

Date: May 12, 1997

                                                   EXHIBIT INDEX

   Exhibit No.                                         Title

   3.1               Certificate of Incorporation of the Company, as amended (1)
   3.2               By-laws of the Company, as amended (1)
   3.3               Amendment of Certificate of Incorporation of the Company, dated April 8, 1994 (2)
   3.4               Amendment of Certificate of Incorporation of the Company, dated October 4, 1994 (5)
   3.5               Certificate of Designations in respect of Series B Preferred Stock of the Company (8)
   3.6               Amendment of By-laws of the Company, adopted September 16, 1994 (5)
   4.1               Form of ARIAD Pharmaceuticals, Inc. Common Stock Purchase Warrant (1)
   4.2               Principal Stockholders' Agreement, dated as of January 5, 1992, among ARIAD Pharmaceuticals,
                     Inc., David Blech, David Blech as trustee of The Blech Family Trust, Mark S. Germain, Harvey
                     J. Berger, Harvey J. Berger and Wendy S. Berger as Trustees of the Berger Family Trust,
                     Avalon Ventures and Avalon Ventures IV.  (1)
   4.3               Form of Warrant Agreement (with Form of Warrant).  (3)
   4.4               Rights Agreement, dated as of December 15, 1994, between the Company and State Street Bank and Trust Company, which includes the Certificate of Designations in respect of the Series A
                     Preferred Stock, as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of
                     Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement,
                     Right Certificates will not be mailed until after the Separation Date (as defined therein). (4)
   4.5               Amendment, dated as of April 24, 1995, to Rights Agreement, dated as of December 15, 1994, between ARIAD Pharmaceuticals, Inc. and State Street Bank and Trust Company. (6)
   4.6               Stock Purchase Agreement, dated as of April 24, 1995, between ARIAD Pharmaceuticals, Inc. and
                     Biotech Target S.A. (7)
   10.1              Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City
                     Cambridge, Inc. (1)
   10.2              Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals,
                     Inc. and Harvey J. Berger, M.D. (1)
   10.3              Executive Employment Agreement, dated as of January 3, 1992, between ARIAD Pharmaceuticals,
                     Inc. and Joan S. Brugge, Ph.D. (1)
   10.4              Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals,
                     Inc. and Charles C. Cabot III. (1)
   10.5              Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals,
                     Inc. and Jay R. LaMarche. (1)
   10.6              Executive Employment Agreement, dated as of October 14, 1991, between ARIAD Pharmaceuticals,
                     Inc. and Manfred Weigele, Ph.D. (1)
   10.7              Loan and Security Agreement, dated September 23, 1992, by and between ARIAD Pharmaceuticals,
                     Inc., ARIAD Corporation and BayBank Boston, N.A. and related instruments and documents. (1)
   10.8              Loan Agreement, dated October 28, 1992, among ARIAD Corporation, ARIAD Pharmaceuticals, Inc.
                     and the Massachusetts Business Development Corporation and related instruments and documents. (1)
   10.9              Equipment Lease Agreement, dated December 10, 1992, by and between ARIAD  Corporation and
                     General Electric Capital Corporation. (1)
   10.10             Master Lease Agreement, dated December 21, 1992, by and between ARIAD Corporation and
                     Comdisco, Inc. (1)
   10.11             ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees, as amended. (5)
   10.12             ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors. (1)
   10.13             ARIAD Retirement Savings Plan. (1)
   10.14             Agreement dated as of January 1, 1994 between The Board of Trustees of The Leland Stanford
                     Junior University and ARIAD Gene Therapeutics, Inc. (3)

   10.15             Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (3)
   10.16             Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (3
   10.17             Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Charles C. Cabot III. (3)
   10.18             Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Jay R. LaMarche. (3)
   10.19             Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (3)
   10.20             Unit Purchase and Technology Right of First Negotiation Agreement, dated May 5, 1994, among
                     Genentech, Inc. ARIAD Pharmaceuticals, Inc. and ARIAD Gene Therapeutics, Inc. (3)
   10.21             Amendment No. 2, dated June 30, 1994, to Executive Employment Agreement between ARIAD
                     Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (5)
   10.22             ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors. (5)
   10.23             Collaborative Research and License Agreement, dated November 5, 1995, between Roussel Uclaf and ARIAD Pharmaceuticals, Inc. (7)
   10.24             License Agreement dated as of September 12, 1996 between Mochida Pharmaceuticals Co., Ltd.
                     and ARIAD Pharmaceuticals, Inc. (8)
   10.25             Joint Venture Agreement dated as of February 14, 1997 between Genovo, Inc. and ARIAD Gene
                     Therapeutics, Inc. (8)
   10.26             Joint Venture Master Agreement dated as of March 4, 1997 between Hoechst Marion Roussel, Inc.
                     and ARIAD Pharmaceuticals, Inc. (8)
   10.27             Stock Purchase, Standstill and Registration Rights Agreement dated as of March 4, 1997 between Hoechst Marion Roussel, Inc. and ARIAD Pharmaceuticals, Inc. (8)
   10.28             Collaborative Agreement dated as of March 4, 1997 between Incyte Pharmaceuticals, Inc. and
                     ARIAD Pharmaceuticals, Inc. (8)
   21.1              Subsidiaries of the Company. (3)



   --------------------------------

(1) Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.
(2) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on April 15, 1994.
(3) Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.
(4) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 21, 1994.
(5) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995.
(6) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on May 15, 1995.
(7) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 15, 1996.
(8)  Filed herewith.