Form 10-Q
period 1997-06-30
ARIAD PHARMACEUTICALS INC
filed 1997-08-12
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

The number of shares of the Registrant's common stock outstanding as of August 6, 1997 was 19,298,777.


================================================================================

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS
                                -----------------




PART  I.   FINANCIAL INFORMATION                                        PAGE NO.
--------------------------------                                        --------

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996 ............................................  1


           Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended June 30, 1997 and 1996 .........  2

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996 ..........................  3

           Notes to Unaudited Condensed Consolidated Financial Statements ...  4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ..............................  7



PART II.   OTHER INFORMATION
----------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 12


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ................................. 13

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                    JUNE 30,         DECEMBER 31,
                                                                     1997               1996
                                                                 ------------        ------------
Current assets:
   Cash and cash equivalents                                     $ 19,457,445        $  2,906,851
   Marketable securities                                           20,322,694          12,795,449
   Accounts receivable and other                                      638,803           2,569,404
                                                                 ------------        ------------
      Total current assets                                         40,418,942          18,271,704
                                                                 ------------        ------------
Property and equipment:
   Leasehold improvements                                           7,003,769           7,000,873
   Equipment and furniture                                          5,165,297           4,256,805
   Construction in progress                                         2,663,431
                                                                 ------------        ------------
      Total                                                        14,832,497          11,257,678
   Less accumulated depreciation and amortization                   5,540,932           4,748,275
                                                                 ------------        ------------
      Property and equipment, net                                   9,291,565           6,509,403
                                                                 ------------        ------------
Licensed technology and patent application costs, net               1,564,402           1,357,470
                                                                 ------------        ------------
Investment in Genomics Center                                         796,679
                                                                 ------------
Other assets, net                                                   1,257,363           1,466,416
                                                                 ------------        ------------
Total                                                            $ 53,328,951        $ 27,604,993
                                                                 ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                             $  1,695,814        $  1,275,956
   Accounts payable                                                 2,468,127             788,282
   Accrued liabilities                                                790,226             639,026
   Advance from Genomics Center                                     1,205,272
   Deferred revenue                                                 3,666,665           3,666,665
                                                                 ------------        ------------
      Total current liabilities                                     9,826,104           6,369,929
                                                                 ------------        ------------
Long-term debt                                                      6,069,832           1,472,812
                                                                 ------------        ------------
Deferred revenue                                                    1,411,115           3,077,781
                                                                 ------------        ------------
Stockholders' equity:
   Series B convertible preferred stock, $.01 par
      value; authorized, 5,000,000 shares; issued
      and outstanding, 2,526,316 shares in 1997
      (liquidation preference, $24,000,000)                            25,263
   Common stock, $.001 par value; authorized, 60,000,000
      shares; issued and outstanding, 19,282,020 in
      1997 and 19,036,723 shares in 1996                               19,282              19,037
   Additional paid-in capital                                      94,726,708          70,593,840
   Net unrealized loss on marketable securities                       (78,495)           (102,699)
   Accumulated deficit                                            (58,670,858)        (53,825,707)
                                                                 ------------        ------------
      Stockholders' equity                                         36,021,900          16,684,471
                                                                 ------------        ------------
Total                                                            $ 53,328,951        $ 27,604,993
                                                                 ============        ============



       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                    --------------------------     --------------------------
                                       1997            1996            1997          1996
                                    -----------    -----------     -----------    -----------

Revenue:
   Research revenue
   (principally related parties)    $ 2,489,209    $ 2,093,332     $ 4,462,542    $ 4,151,666
   Interest income                      525,213        288,598         817,930        636,323
                                    -----------    -----------     -----------    -----------
      Total revenue                   3,014,422      2,381,930       5,280,472      4,787,989
                                    -----------    -----------     -----------    -----------
Operating expenses:
   Research and development           4,273,087      3,685,457       8,530,228      7,387,662
   General and administrative           725,817        519,345       1,483,882      1,202,316
   Interest expense                      54,038         66,654         111,513        138,270
                                    -----------    -----------     -----------    -----------
      Total operating expenses        5,052,942      4,271,456      10,125,623      8,728,248
                                    -----------    -----------     -----------    -----------
Net loss                            $(2,038,520)   $(1,889,526)    $(4,845,151)   $(3,940,259)
                                    ===========    ===========     ===========    ===========

Net loss per share                  $      (.11)   $      (.10)    $      (.25)   $      (.21)
                                    ===========    ===========     ===========    ===========
Weighted average number of
shares of common stock
outstanding                          19,264,673     18,986,829      19,205,125     18,981,684



       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    ------------------------------
                                                                        1997             1996
                                                                    ------------      ------------

Cash flows from operating activities:
   Net loss                                                         $ (4,845,151)     $ (3,940,259)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation and amortization                                    1,181,444         1,062,430
      Deferred revenue                                                (1,666,666)       (1,666,666)
      Stock-based compensation                                            35,151             9,930
      Increase (decrease) from:
         Accounts receivable and other                                 1,930,601          (106,162)
         Other assets                                                    (84,630)         (154,326)
         Accounts payable                                              1,679,845           190,081
         Accrued liabilities                                             151,200          (323,426)
         Advance from Genomics Center                                  1,205,272
                                                                    ------------      ------------
            Net cash used in operating activities                       (412,934)       (4,928,398)
                                                                    ------------      ------------
Cash flows from investing activities:
   Acquisitions of marketable securities                             (18,126,062)      (11,121,994)
   Proceeds from sales and maturities of marketable securities        10,589,470        19,873,770
   Investment in Genomics Center                                        (806,891)
   Investment in property and equipment, net                          (3,574,819)       (1,140,052)
   Acquisitions of licensed technology and patents                      (258,272)         (325,126)
                                                                    ------------      ------------
            Net cash (used in) provided by investing activities      (12,176,574)        7,286,598
                                                                    ------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of series B preferred stock                 24,000,000
   Proceeds from borrowings                                            6,000,000
   Repayment of borrowings                                              (983,122)         (736,530)
   Proceeds from sale/leaseback of equipment                                               836,057
   Proceeds from exercise of stock options                               123,224            70,220
                                                                    ------------      ------------
            Net cash provided by financing activities                 29,140,102           169,747
                                                                    ------------      ------------
Net increase in cash and equivalents                                  16,550,594         2,527,947
Cash and equivalents, beginning of period                              2,906,851         3,750,082
                                                                    ------------      ------------
Cash and equivalents, end of period                                 $ 19,457,445      $  6,278,029
                                                                    ============      ============





       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Management Statement
   --------------------

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996.

The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Marketable Securities
   ---------------------

The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At June 30, 1997 and December 31, 1996, the Company's marketable securities consisted of the following:

                                    Aggregate      Amortized      Gross Unrealized
JUNE 30, 1997                      Fair Value     Cost Basis     Gains      Losses
-------------                      ----------     ----------     ------    --------
U.S. Government obligations        $ 6,020,288    $ 6,086,006    $ 1,166   $ (66,884)
Corporate debt securities           14,302,406     14,315,183     15,146     (27,923)
                                   -----------    -----------    -------   ---------
     Total                         $20,322,694    $20,401,189    $16,312   $ (94,807)
                                   ===========    ===========    =======   =========
DECEMBER 31, 1996
-----------------
U.S. Government obligations        $ 4,444,217     $4,507,983    $   580   $ (64,346)
Corporate debt securities            8,101,761      8,140,694      3,120     (42,053)
Certificate of deposit                 249,471        249,471
                                   -----------    -----------    -------   ---------
     Total                         $12,795,449    $12,898,148    $ 3,700   $(106,399)
                                   ===========    ===========    =======   =========


 At June 30, 1997, approximately $18,700,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended June 30, 1997; the net unrealized loss of $78,495 is included in stockholders' equity.

3. Hoechst-ARIAD Genomics Center, LLC
   ----------------------------------

In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics (the "1997 HMR Genomics Agreement") with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics

Agreement, the Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR will jointly fund $78,500,000 of operating and related costs, and ARIAD will fund up to $6,500,000 in leasehold improvements and equipment. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997.

The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center will be charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD will bill the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD will recognize as revenue only 50% of the costs. ARIAD accounts for its investment in the Genomics Center using the equity method. Revenue recognized pursuant to the Services Agreements amounted to $378,000 for the six-month period ended June 30, 1997. Costs incurred in the development of the joint venture are being amortized over a five-year period beginning April 1, 1997.

4. Long-Term Debt
   --------------

On June 27, 1997, the Company amended its existing debt agreement with its principal bank and borrowed $6,000,000 that is repayable in 60 monthly installments of $100,000, commencing August 1, 1997. Existing terms and conditions, including pricing, collateral and covenants, were unchanged.

5. Commitments
   -----------

In March 1997, in connection with the formation of the Genomics Center, the Company entered into a collaborative agreement with Incyte Pharmaceuticals, Inc. ("Incyte") providing access to the LifeSeq(R) Database. As required by the agreement, in order to secure the Company's obligation for installation and payment of certain access fees, the Company obtained an irrevocable standby letter of credit in the amount of $3,000,000 to the benefit of Incyte, which expires on January 10, 1998.

6. Net Loss Per Share
   ------------------

The shares of series B convertible preferred stock issued in March 1997 are common stock equivalents, but have been excluded from the computation of net loss per share because their effect is not dilutive.

7. New Accounting Pronouncement
   ----------------------------

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the fourth quarter of 1997, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The Company will continue to apply Accounting Principle Board Opinion No. 15, "Earnings Per Share," until the adoption of SFAS No. 128.

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

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the establishment of the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center") . The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1997, the Company had an accumulated deficit of $58,671,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

REVENUE

The Company recognized research revenue of $2,489,000 for the quarter ended June 30, 1997 compared to $2,093,000 for the same period in 1996. Research revenue is comprised principally of revenue from the Company's 1995 collaborative research and development agreement with Hoechst Marion Roussel ("HMR") (the "1995 HMR Osteoporosis Agreement") government-sponsored research grants, and beginning in 1997, research revenue recognized for services provided to the Genomics Center. The increase in research revenue of $396,000 is principally the result of services provided to the Genomics Center. Although research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1997, research revenue resulting from the services agreements with the Genomics Center is expected to increase over the next three years.

Interest income increased to $525,000 for the quarter ended June 30, 1997, up $236,000 from $289,000 for the same period in 1996 primarily as a result of higher levels of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $4,273,000 for the quarter ended June 30, 1997 from $3,685,000 for the same period in 1996 due to increased expenses incurred in the regulated gene therapy program, including manufacturing development and other preclinical development costs, as well as increased research activity under the 1995 HMR Osteoporosis Agreement. The Company expects its research and development expenses to increase significantly as a result of research services to be provided to the Genomics Center, as well as increased manufacturing and preclinical development costs associated with advanced preclinical studies of its gene therapy drug candidate.

General and administrative expenses increased to $726,000 for the quarter ended June 30, 1997 from $519,000 for the corresponding period in 1996 primarily due to increased expenses in connection with the formation of the Genomics Center and other administrative expenses.

The Company incurred interest expense of $54,000 for the quarter ended June 30, 1997 compared to $67,000 for the corresponding period in 1996. The decrease resulted from a lower level of long-term debt during the period. However, the Company expects that interest expense will increase as a result of the increase in long-term debt in June 1997.

OPERATING RESULTS

The Company incurred losses of $2,039,000 for the quarter ended June 30, 1997 and $1,890,000 for the corresponding period in 1996, or $.11 and $.10 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED  JUNE 30, 1996

REVENUE

Revenues for the six months ended June 30, 1997 were $5,280,000 compared to $4,788,000 for the corresponding period in 1996. Research revenue earned in 1997 increased by

$311,000 over 1996 principally as a result of services provided to the Genomics Center. Interest income for the six months ended June 30, 1997 increased by $182,000 over the corresponding period in 1996 primarily as a result of a higher level of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $8,530,000 for the six months ended June 30, 1997, up 15% from $7,388,000 for the corresponding period in 1996, primarily due to increased expenses incurred in the regulated gene therapy program, including manufacturing development and other preclinical development costs, and increased research activity as a result of the 1995 HMR Osteoporosis Agreement.

General and administrative expenses increased by 23% to $1,484,000 for the six months ended June 30, 1997 compared to $1,202,000 for the corresponding period in 1996, primarily due to increased expenses in connection with the formation of the Genomics Center, the joint venture with Genovo Inc. and other administrative expenses.

The Company incurred interest expense of $112,000 for the six months ended June 30, 1997 compared to $138,000 for the corresponding period in 1996 as a result of a lower level of long-term debt.

OPERATING RESULTS

The Company incurred losses of $4,845,000 for the six months ended June 30, 1997 and $3,940,000 for the corresponding period in 1996, or $.25 and $.21 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including, most recently, the sale of series B preferred stock to HMR in connection with the formation of the Genomics Center in March 1997, the increase in June 1997 of its long-term debt and, commencing in April 1997, the services agreements with the Genomics Center. Other sources of funds have included sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement.

As of June 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $39,780,000 and working capital of $30,593,000 compared to cash, cash equivalents and marketable securities totaling $15,702,000 and working capital amounting to $11,902,000 at December 31, 1996.

The primary uses of cash during the six months ended June 30, 1997 were $413,000 to finance the Company's operations and working capital requirements, $3,575,000 to purchase laboratory equipment and to renovate space for the Genomics Center, $983,000 to repay long-term debt, $807,000 for investment in the Genomics Center and $258,000 to acquire licensed technology and patents. The primary sources of cash during the six months ended June 30, 1997 were $24,000,000 from the issuance of series B preferred stock to HMR, $4,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, $6,000,000 in additional long-term debt and $1,205,000 in advances from the Genomics Center.

In February 1997, the Company began renovation of approximately 35,000 square feet of previously leased space to provide laboratories and offices for the Genomics Center and to expand existing chemistry and pharmacology laboratories. The leasehold improvements are expected to be completed in the third quarter of 1997 at an aggregate cost of approximately $5,500,000.

In June 1997, the Company amended its existing debt agreement with its principal bank and borrowed $6,000,000. The five-year bank term note bears interest at prime plus 1% and is repayable in monthly installments of $100,000, commencing August 1, 1997.

The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements, long-term debt instruments and funding obligations related to the operations of the Genomics Center. The Company will require substantial additional funding for its research and product development programs, for operating expenses, for the pursuit of regulatory clearances and for building manufacturing, sales and marketing capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements through 1998. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to risks and uncertainties regarding the receipt of revenues under the Company's 1995 HMR Osteoporosis Agreement and the services agreements, the actual research and development expenses and other costs associated with the Genomics Center, the adequacy of the Company's capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 20, 1997. Of 21,788,288 shares issued and outstanding and eligible to vote as of the record date of April 22, 1997, a quorum of 18,254,789 shares or 83.8% of the eligible shares were present in person or represented by proxy.

The following actions were taken at such meeting:

(a) Reelection of the following Class 3 Directors:

                                                   Number of Shares
                                        ---------------------------------------
                                            For              Withheld Authority
                                        ----------           ------------------
      Harvey J. Berger, M.D.            18,168,531                 86,258
      Vaughn D. Bryson                  18,170,273                 84,516
      Sandford D. Smith                 18,170,273                 84,516
      Raymond S. Troubh                 18,158,673                 96,116

Continuing Class 1 Directors (terms to expire 1998):

      Joan S. Brugge, Ph.D.
      Edgar Haber, M.D.
      Frank J. Hoenemeyer
      John M. Deutch, Ph.D.

Continuing Class 2 Directors (terms to expire 1999):

      Philip Felig, M.D.
      Peter T. Joseph
      Jay R. LaMarche
      Joel S. Marcus

(b) Increase by 2,200,000 shares the aggregate number of shares for which stock options may be granted under the ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees and Consultants (11,184,495 shares for approval, 2,591,875 shares against approval, 60,197 shares abstaining and 4,418,222 broker non-votes).

(c) Increase by 300,000 shares the aggregate number of shares for which stock options may be granted under the ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors (12,643,242 shares for approval, 1,554,777 shares against approval, 50,164 shares abstaining and 4,006,606 broker non-votes).

(d) Adoption and approval of the ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan (13,887,035 shares for approval, 313,113 shares against approval, 48,035 shares abstaining and 4,006,606 broker non-votes).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            The following exhibits are filed herewith:

            Exhibit 10.29 Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.

            Exhibit 10.30 Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche.

            Exhibit 10.31 Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Charles C. Cabot III.

            Exhibit 10.32 Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Manfred Weigele, Ph.D.

            Exhibit 10.33 Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Michael Gilman, Ph.D.

            Exhibit 10.34 Consulting Agreement, dated July 1, 1997, between ARIAD Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D.

            Exhibit 10.35 ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan

            Exhibit 10.36 Amendment to the 1991 Stock Option Plan for Employees and Consultants

            Exhibit 10.37 Amendment to the 1994 Stock Option Plan for Non-Employee Directors

            Exhibit 10.38 Fourth Amendment to Loan And Security Agreement dated June 27, 1997 with BankBoston, N.A. as successor in interest to BayBank, N.A.

      (b)   Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ARIAD Pharmaceuticals, Inc.
                                          (Registrant)


                                    By: /s/ Jay R. LaMarche
                                        ---------------------------------------
                                        Jay R. LaMarche
                                        Executive Vice President, and
                                        Chief Financial Officer
                                        (Duly authorized Officer and Principal
                                        Financial Officer)

Date: August 12, 1997