Form 10-Q
period 1997-09-30
ARIAD PHARMACEUTICALS INC
filed 1997-11-12
CIK 884731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

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

The number of shares of the Registrant's common stock outstanding as of October 20, 1997 was 19,302,095.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS


                                                                           Page No.
                                                                           --------
PART  I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996................................................1

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 1997 and 1996.......2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1996........................3

         Notes to Unaudited Condensed Consolidated Financial Statements.......4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................6


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11



PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           1997                  1996
                                                                                       -------------         ------------
Current assets:
     Cash and cash equivalents                                                         $  9,786,607          $  2,906,851
     Marketable securities                                                               23,365,470            12,795,449
     Accounts receivable and other                                                        1,092,891             2,569,404
                                                                                       ------------          ------------
         Total current assets                                                            34,244,968            18,271,704
                                                                                       ------------          ------------
Property and equipment:
     Leasehold improvements                                                               7,012,507             7,000,873
     Equipment and furniture                                                              5,007,669             4,256,805
     Construction in progress                                                             5,199,429
                                                                                       ------------          ------------
         Total                                                                           17,219,605            11,257,678
     Less accumulated depreciation and amortization                                       5,933,597             4,748,275
                                                                                       ------------          ------------
         Property and equipment, net                                                     11,286,008             6,509,403
                                                                                       ------------          ------------
Licensed technology and patent application costs, net                                     3,215,396             1,357,470
                                                                                       ------------          ------------
Investment in Genomics Center                                                             1,235,804
                                                                                       ------------
Other assets, net                                                                         1,334,777             1,466,416
                                                                                       ------------          ------------
Total                                                                                  $ 51,316,953          $ 27,604,993
                                                                                       ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                 $  1,806,082          $  1,275,956
     Accounts payable                                                                     3,195,556               788,282
     Accrued liabilities                                                                    892,098               639,026
     Advance from Genomics Center                                                         2,103,163
     Deferred revenue                                                                     3,666,665             3,666,665
                                                                                       ------------          ------------
         Total current liabilities                                                       11,663,564             6,369,929
                                                                                       ------------          ------------
Long-term debt                                                                            5,614,390             1,472,812
                                                                                       ------------          ------------
Deferred revenue                                                                            577,782             3,077,781
                                                                                       ------------          ------------
Stockholders' equity:
     Series B convertible preferred stock, $.01 par value; authorized,
         5,000,000 shares; issued and outstanding, 2,526,316 shares
         in 1997 (liquidation preference, $24,000,000)                                       25,263
     Common stock, $.001 par value; authorized, 60,000,000
         shares; issued and outstanding, 19,301,916 shares in
         1997 and 19,036,723 shares in 1996                                                  19,302                19,037
     Additional paid-in capital                                                          94,804,109            70,593,840
     Net unrealized loss on marketable securities                                           (52,143)             (102,699)
     Accumulated deficit                                                                (61,335,314)          (53,825,707)
                                                                                       ------------          ------------
         Stockholders' equity                                                            33,461,217            16,684,471
                                                                                       ------------          ------------
Total                                                                                  $ 51,316,953          $ 27,604,993
                                                                                       ============          ============



      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                           ------------------------------        ------------------------------
                                              1997               1996               1997               1996
                                           -----------        -----------        -----------        -----------
Revenue:
     Research revenue
     (principally related parties)         $ 2,235,806        $ 2,109,333        $ 6,698,348        $ 6,260,999
     Interest income                           511,237            365,215          1,329,167          1,001,538
                                           -----------        -----------        -----------        -----------
         Total revenue                       2,747,043          2,474,548          8,027,515          7,262,537
                                           -----------        -----------        -----------        -----------
Operating expenses:
     Research and development                4,666,954          3,831,267         13,197,182         11,218,929
     General and administrative                591,869            459,136          2,075,751          1,661,452
     Interest expense                          152,676             63,760            264,189            202,030
                                           -----------        -----------        -----------        -----------
         Total operating expenses            5,411,499          4,354,163         15,537,122         13,082,411
                                           -----------        -----------        -----------        -----------
Net loss                                   $(2,664,456)       $(1,879,615)       $(7,509,607)       $(5,819,874)
                                           ===========        ===========        ===========        ===========

Net loss per share                         $      (.14)       $      (.10)       $      (.39)       $      (.31)
                                           ===========        ===========        ===========        ===========
Weighted average number of shares
     of common stock outstanding            19,297,504         19,006,714         19,235,918         18,990,027



      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                         ----------------------------------
                                                                                             1997                  1996
                                                                                         ------------          ------------
Cash flows from operating activities:
     Net loss                                                                            $ (7,509,607)         $ (5,819,874)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                      1,813,729             1,704,093
         Deferred revenue                                                                  (2,499,999)           (2,499,999)
         Stock-based compensation                                                              52,726                15,571
         Increase (decrease) from:
              Accounts receivable and other                                                 1,476,513                (1,140)
              Other assets                                                                   (311,094)             (115,990)
              Accounts payable                                                              2,407,274               192,919
              Accrued liabilities                                                             253,072              (228,371)
              Advance from Genomics Center                                                  2,103,163
                                                                                         ------------          ------------
                  Net cash used in operating activities                                    (2,214,223)           (6,752,791)
                                                                                         ------------          ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                                (23,881,266)          (13,788,564)
     Proceeds from sales and maturities of marketable securities                           13,277,940            23,630,820
     Investment in Genomics Center                                                         (1,255,836)
     Investment in property and equipment, net                                             (7,109,953)           (1,108,360)
     Acquisitions of licensed technology and patents                                       (1,939,704)             (387,974)
                                                                                         ------------          ------------
                  Net cash (used in) provided by investing activities                     (20,908,819)            8,345,922
                                                                                         ------------          ------------
Cash flows from financing activities:
     Proceeds from issuance of series B preferred stock                                    24,000,000
     Proceeds from borrowings                                                               6,000,000
     Repayment of borrowings                                                               (1,328,296)           (1,146,691)
     Proceeds from sale/leaseback of equipment                                              1,148,026               836,057
     Proceeds from the issuance of common stock pursuant to stock option and
       purchase plans                                                                         183,068               111,337
                                                                                         ------------          ------------
                  Net cash provided by (used in) financing activities                      30,002,798              (199,297)
                                                                                         ------------          ------------
Net increase in cash and equivalents                                                        6,879,756             1,393,834
Cash and equivalents, beginning of period                                                   2,906,851             3,750,082
                                                                                         ------------          ------------
Cash and equivalents, end of period                                                      $  9,786,607          $  5,143,916
                                                                                         ============          ============



      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996.

The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   MARKETABLE SECURITIES

The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At September 30, 1997 and December 31, 1996, the Company's marketable securities consisted of the following:

                                    Aggregate         Amortized                Gross Unrealized
September 30, 1997                  Fair Value        Cost Basis            Gains           Losses
------------------                  -----------       -----------          -------        ----------

U.S. Government obligations         $ 4,362,466       $ 4,409,433          $   133        $ (47,100)
Corporate debt securities            19,003,004        19,008,180           14,135          (19,311)
                                    -----------       -----------          -------        ---------
       Total                        $23,365,470       $23,417,613          $14,268        $ (66,411)
                                    -----------       -----------          -------        ---------

December 31, 1996
-----------------
U.S. Government obligations         $ 4,444,217       $ 4,507,983          $   580        $ (64,346)
Corporate debt securities             8,101,761         8,140,694            3,120          (42,053)
Certificate of deposit                  249,471           249,471
                                    -----------       -----------          -------        ---------
       Total                        $12,795,449       $12,898,148          $ 3,700        $(106,399)
                                    -----------       -----------          -------        ---------


At September 30, 1997, approximately $22,322,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended September 30, 1997; the net unrealized loss of $52,143 is included in stockholders' equity.

3.   HOECHST-ARIAD GENOMICS CENTER, LLC

In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics (the "1997 HMR Genomics Agreement") with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR will jointly fund $78,500,000 of operating and related costs, and ARIAD will fund up to $6,500,000 in leasehold improvements and equipment. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997.

The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the costs. ARIAD accounts for its investment in the Genomics Center using the equity method. Revenue recognized pursuant to the Services Agreements amounted to $696,000 for the nine-month period ended September 30, 1997. Costs incurred in the development of the joint venture are being amortized over a five-year period beginning April 1, 1997.

4.   COMMITMENTS

In March 1997, in connection with the formation of the Genomics Center, the Company entered into a collaborative agreement with Incyte Pharmaceuticals, Inc. ("Incyte") providing access to the LifeSeq (R) Database. As required by the agreement, in order to secure the Company's obligation for installation and payment of certain access fees, the Company obtained an irrevocable standby letter of credit in the amount of $3,000,000 to the benefit of Incyte, which expires on January 10, 1998.

5.   NET LOSS PER SHARE

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

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the establishment of the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"). The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1997, the Company had an accumulated deficit of $61,335,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

The Company recognized research revenue of $2,236,000 for the quarter ended September 30, 1997 compared to $2,109,000 for the same period in 1996. Research revenue is comprised principally of revenue from the Company's 1995 collaborative research and development agreement with Hoechst Marion Roussel, Inc. ("HMR") (the "1995 HMR Osteoporosis Agreement"), government-sponsored research grants and, beginning in 1997, research revenue recognized for services provided to the Genomics Center. The increase in research revenue of $127,000 is the result of services provided to the Genomics Center offset partially by decreased activity under government-sponsored research grants. Research revenue resulting from the services agreements with the Genomics Center is expected to increase over the next three years.

Interest income increased to $511,000 for the quarter ended September 30, 1997, up $146,000 from $365,000 for the same period in 1996 primarily as a result of higher levels of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $4,667,000 for the quarter ended September 30, 1997 from $3,831,000 for the same period in 1996 due to increased expenses incurred in the regulated gene therapy program, including manufacturing development and other preclinical development costs, research services provided to the Genomics Center and increased research activity under the 1995 HMR Osteoporosis Agreement. The Company expects its research and development expenses to increase significantly as a result of research services to be provided to the Genomics Center, as well as increased manufacturing and other preclinical development costs associated with advanced preclinical studies and planned clinical studies of its first gene therapy drug candidate.

General and administrative expenses increased to $592,000 for the quarter ended September 30, 1997 from $459,000 for the corresponding period in 1996 primarily due to increased expenses in connection with the formation of the Genomics Center and other administrative expenses.

The Company incurred interest expense of $153,000 for the quarter ended September 30, 1997 compared to $64,000 for the corresponding period in 1996. The increase is due to a higher level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $2,664,000 for the quarter ended September 30, 1997 and $1,880,000 for the corresponding period in 1996, or $.14 and $.10 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

Revenue for the nine months ended September 30, 1997 was $8,028,000 compared to $7,263,000 for the corresponding period in 1996. Research revenue earned during this period in 1997 increased by $437,000 over 1996 principally as a result of services provided to the Genomics Center. Interest income for the nine months ended September 30, 1997 increased by $327,000 over the corresponding period in 1996 primarily as a result of a higher level of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $13,197,000 for the nine months ended September 30, 1997, up 18% from $11,219,000 for the corresponding period in 1996, primarily due to increased expenses incurred in the regulated gene therapy program, including manufacturing development and other preclinical development costs, research services provided to the Genomics Center and increased research activity as a result of the 1995 HMR Osteoporosis Agreement.

General and administrative expenses increased by 25% to $2,076,000 for the nine months ended September 30, 1997 compared to $1,661,000 for the corresponding period in 1996, primarily due to increased expenses in connection with the formation of the Genomics Center, the joint venture with Genovo Inc. and other administrative expenses.

The Company incurred interest expense of $264,000 for the nine months ended September 30, 1997 compared to $202,000 for the corresponding period in 1996 as a result of a higher level of long-term debt.

OPERATING RESULTS

The Company incurred losses of $7,510,000 for the nine months ended
September 30, 1997 and $5,820,000 for the corresponding period in 1996, or $.39 and $.31 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.


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

As of September 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $33,152,000 and working capital of $22,581,000 compared to cash, cash equivalents and marketable securities totaling $15,702,000 and working capital amounting to $11,902,000 at December 31, 1996.

The primary uses of cash during the nine months ended September 30, 1997 were $2,214,000 to finance the Company's operations and working capital requirements, $7,110,000 to purchase laboratory equipment and to renovate space for the Genomics Center, $1,328,000 to repay long-term debt, $1,256,000 for investment in the Genomics Center and $1,940,000 to acquire licensed technology and patents, including the purchase, in July 1997, of pending patent applications and related intellectual property rights from Mitotix, Inc. The primary sources of cash during the nine months ended September 30, 1997 were $24,000,000 from the issuance of series B preferred stock to HMR, $5,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, $6,000,000 in additional long-term debt and $2,103,000 in advances from the Genomics Center.

In February 1997, the Company began renovation of approximately 35,000 square feet of previously leased space to provide laboratories and offices for the Genomics Center and to expand existing chemistry and pharmacology laboratories. The leasehold improvements were substantially completed in October 1997 at an aggregate cost of approximately $5,500,000.

In June 1997, the Company amended its existing debt agreement with its principal bank and borrowed $6,000,000. The five-year bank term note bears interest at prime plus 1% and is repayable in monthly installments of $100,000, commencing August 1, 1997. In September 1997, the Company entered into a master lease credit agreement with an equipment lessor providing up to $5,000,000 in equipment financing. The lease agreement is classified as an operating lease and has a term of five years with a lease renewal or purchase option at the end of the term. Through September 30, 1997, the Company placed equipment with a cost of $1,148,000 under the agreement.

The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements, long-term debt instruments and funding obligations related to the operations of the Genomics Center. The Company will require substantial additional funding for its research and product development programs, for operating expenses, for the pursuit of regulatory clearances and for the manufacturing, sales and marketing of its products. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners, from public or private sales of equity securities, debt securities or convertible securities or from other sources, may not be available when needed or on terms acceptable to the Company.

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements through 1998. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to risks and uncertainties regarding the receipt of revenues under the Company's 1995 HMR Osteoporosis Agreement and the Services Agreements, the actual research and development expenses and other costs associated with the Genomics Center, the success of the Company's preclinical studies, the ability of the Company to commence clinical studies, the adequacy of the Company's capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibits are filed herewith:

            Exhibit 10.39: License Agreement, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and Mitotix, Inc.

            Exhibit 10.40: Technology Purchase and Sale Agreement and related agreements, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and Mitotix, Inc.

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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

Date: November 12, 1997