Form 10-K
period 1997-12-31
ARIAD PHARMACEUTICALS INC
filed 1998-03-10
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-21696

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The number of shares of the registrant's Common Stock and number of Rights outstanding as of January 31, 1998: 19,311,003. The number of Common Stock Purchase Warrants outstanding as of January 31, 1998: 2,125,225.

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $62 million as of January 31, 1998, based on the last reported sales price of the registrant's Common Stock on the Nasdaq National Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

BUSINESS

THE COMPANY

ARIAD Pharmaceuticals, Inc. ("ARIAD" or the "Company") is engaged in the discovery and development of novel, orally administered pharmaceuticals based on signal transduction technology. ARIAD's comprehensive and integrated drug-discovery platform spans from target identification and validation (functional genomics), to structure-based drug design and combinatorial chemistry, to medicinal chemistry and pharmacology. This "gene-to-drug" research and development capability forms the basis for multiple business opportunities, each with a diversity of potential products. ARIAD is currently focusing its drug discovery efforts on (i) the development of orally administered drugs to block signal transduction pathways that play a critical role in major diseases such as osteoporosis, immune-related diseases and allergy/asthma, and (ii) the development of orally active therapeutic proteins based on a system that controls signal transduction pathways in genetically engineered cells. These drug discovery efforts are based on validated small-molecule drug targets and known therapeutic proteins. ARIAD is further building its gene-to-drug research and development capability by expanding its functional genomics program. The Company employs functional genomics to identify new drug targets for its signal transduction inhibitor program and novel proteins for its orally active therapeutic protein program. In each area of drug discovery, as well as in functional genomics, the Company has entered into a significant strategic alliance with a collaborator to complement its gene and drug discovery technologies or to support its commercialization efforts.

SIGNAL TRANSDUCTION INHIBITORS. ARIAD is designing drugs that inhibit signal transduction pathways in cells responsible for osteoporosis, allergy/asthma and immune-related diseases such as transplant rejection and rheumatoid arthritis. In each of these programs, the Company has identified intracellular signaling protein targets that it believes are critical to the disease process. ARIAD scientists are employing the Company's advanced drug discovery platform to design and develop small molecules that bind to these proteins and block their ability to transmit signals within the cell. In the case of osteoporosis, ARIAD is developing small molecules designed to bind to Src, an intracellular signaling protein that the Company believes is critical to the function of osteoclasts, the cells that resorb bone. By inhibiting the function of Src, it may be possible to correct the imbalance between bone resorption and bone formation that causes osteoporosis. In November 1995, ARIAD entered into an agreement with Hoechst Marion Roussel ("HMR") (the "1995 HMR Osteoporosis Agreement") to develop Src inhibitors for the treatment of osteoporosis and related bone diseases. HMR agreed to invest up to $40 million in cash, of which $10 million was paid upon closing and up to $30 million will fund research at ARIAD over a five-year period, including $10 million to be paid upon the achievement of certain research milestones. HMR also agreed to fund all preclinical and clinical research activities of the program. ARIAD has developed small-molecule drugs that bind selectively to Src and inhibit bone resorption in cellular assays. The Company's lead compounds in the osteoporosis program are currently being evaluated in vivo in animal models of osteoporosis.

ORALLY ACTIVE THERAPEUTIC PROTEINS. ARIAD regulated gene expression technology (ARGENT(TM)) is a novel and proprietary system designed to provide a means to control cellular activities, such as protein production, using small-molecule drugs. ARGENT(TM) can potentially be applied broadly in many areas of drug discovery, in gene and cell therapy, in manufacturing of biological products and in genomics research. ARIAD's leading application of the technology is in the development of orally active therapeutic proteins. Currently, proteins such as erythropoietin (anemia), interferon-alpha (hepatitis) or growth hormone (pituitary dysfunction) must be delivered by injection. This mode of administration can be inconvenient and uncomfortable to the patient and can result in circulating protein levels that fluctuate well above and below the optimal therapeutic dose. In addition, some potentially useful protein therapies are unavailable, because they cannot be administered effectively by injection. Using ARGENT(TM), it may be possible to genetically engineer a patient's cells to produce a therapeutic protein of choice in vivo in response to a proprietary small-molecule drug. This approach could provide physicians with the ability to administer and control protein therapy in a manner consistent with conventional pharmaceutical dosing (i.e., with a pill). It may also improve the ability to maintain stable and effective levels of therapeutic protein in the body. ARIAD is currently testing ARGENT(TM) orally activated protein therapy in animal models. In vivo proof-of-concept studies have been completed using growth hormone and erythropoietin. Further preclinical studies and manufacturing scale-up efforts are under way.

FUNCTIONAL GENOMICS. In March 1997, ARIAD established a joint venture with HMR to pursue functional genomics. The objective of the joint venture, called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is to identify genes that encode targets for small-molecule drug discovery and novel therapeutic proteins through the development and integrated application of advanced technologies in molecular and cellular genetics and bioinformatics. Operating costs of the Genomics Center are shared equally by ARIAD and HMR, and each company has the right to select for further development 50% of the genes identified by the joint venture as potential sources of small-molecule drug targets or therapeutic proteins. ARIAD and HMR have agreed to commit $85 million to fund the operating expenses, capital expenditures and other costs of the Genomics Center until March 2002. The Genomics Center currently is focusing on identifying genes that play a critical role in osteoporosis, atherosclerosis, cancer and osteoarthritis.

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

ARIAD'S BUSINESS STRATEGY

ARIAD's strategy is to apply its knowledge of signal transduction pathways and the genes that regulate them to discover, develop and commercialize novel pharmaceutical products. To fulfill this objective, ARIAD has assembled, through internal efforts and strategic collaborations, a broad portfolio of advanced technologies for pharmaceutical discovery and development. The integrated application of these technologies has allowed the Company to pursue multiple business opportunities, each with a diversity of potential products (Figure 1). The key elements of ARIAD's business strategy are described below.

                                    FIGURE 1
                    ARIAD'S RESEARCH AND DEVELOPMENT STRATEGY


-------------------------------------------------------------------------------------------------------------------
TARGET IDENTIFICATION     VALIDATED SMALL-MOLECULE       INTEGRATED DRUG DISCOVERY      SMALL-MOLECULE DRUGS
    AND VALIDATION             DRUG TARGETS
(FUNCTIONAL GENOMICS)

* Bioinformatics                                          * Molecular Cell Biology      * Signal Transduction
* Genetic Screens                                         * Structure Determination       Inhibitors
* Differential Gene                                       * Molecular Modeling          * Orally Active Therapeutic
  Expression                                              * Combinatorial Chemistry       Proteins
* Protein Trapping                                        * Novel Natural Products      * Cell Therapy Regulators
* Mouse Models             VALIDATED PROTEINS             * Robotic High-Throughput
                                                            Screening                      DNA/PROTEIN DRUGS
                                                          * Novel Cellular Assays
                                                          * Animal Models and           * Gene Therapy Products
                                                            Transgenics                 * Recombinant Proteins
-------------------------------------------------------------------------------------------------------------------

MAINTAIN A BROAD AND INTEGRATED PORTFOLIO OF ADVANCED DRUG DISCOVERY CAPABILITIES. ARIAD has established integrated capabilities in multiple aspects of drug discovery, including target identification and validation (functional genomics), structure-based drug design and molecular modeling, combinatorial chemistry, bioinformatics, novel assays and high-throughput screening, medicinal chemistry, and pharmacology. Rather than focusing on a narrow aspect of modern drug discovery such as combinatorial chemistry or assay development, ARIAD's integrated approach enables the Company to pursue the drug discovery and development process from the identification of a critical gene to the optimization of a compound ready for clinical testing. The Company believes that this comprehensive approach to drug discovery provides ARIAD with opportunities to retain a larger portion of the commercial value of its potential products and can be applied to a broad spectrum of small-molecule drug targets in addition to those involved in signal transduction pathways.

ESTABLISH STRATEGIC COLLABORATIONS TO ACCESS COMPLEMENTARY TECHNOLOGIES AND ACCELERATE DRUG DEVELOPMENT. ARIAD actively pursues collaborations with pharmaceutical and biotechnology companies to accelerate the development, testing and regulatory approval of its products. Certain of its collaborations are designed principally to access complementary technologies and research capabilities. For example, ARIAD has partnered with Genovo, Inc. ("Genovo") to gain access to gene transfer technology for use in its orally active therapeutic protein program. Other collaborations, such as the 1995 HMR Osteoporosis Agreement, are established primarily to gain access to clinical research and commercialization capabilities. In addition to partially offsetting the risks and expenses associated with drug development, the Company believes that this partnering strategy creates the opportunity to leverage the knowledge gained through each collaboration into additional drug discovery opportunities in other areas.

PURSUE DRUG DISCOVERY PROGRAMS WITH MULTIPLE PRODUCT OPPORTUNITIES. The Company's broad drug discovery platform is designed to create multiple product opportunities. For example, while the Company's signal transduction inhibitor program currently focuses on osteoporosis and immune and inflammatory diseases, the knowledge acquired in these programs may be applied to the development of novel small-molecule drugs for other illnesses, such as cancer and infectious diseases. Similarly, the initial products in ARIAD's orally active therapeutic protein program are being designed to replace existing injectable protein therapeutics, such as growth hormone and erythropoietin, but the technology may also be applied to the controlled delivery in vivo of a broad range of newly identified therapeutic proteins. The functional genomics program is designed to identify multiple small-molecule drug targets and novel therapeutic proteins. While these drug targets and therapeutic proteins may be developed by ARIAD independently, they may be licensed to partners or sold as well.

RETAIN DEFINED COMMERCIALIZATION RIGHTS. ARIAD has structured its strategic alliances and joint ventures to preserve, whenever possible, the flexibility to develop certain product opportunities independently or with third parties. For example, in the osteoporosis collaboration with HMR, ARIAD has the option to participate in the clinical development and commercialization of certain products for nonosteoporosis indications in North America. Additionally, ARIAD has retained the commercialization rights to its other signal transduction inhibitor programs that are based on its understanding of specific intracellular proteins. While ARIAD has partnered with Genovo for the joint development and commercialization of therapeutic proteins delivered by ARGENT(TM) in muscle and skin cells, the Company retains the right to pursue independently all other applications of ARGENT(TM). ARIAD's selections of the small-molecule drug targets or novel proteins, if any, that arise out of the Genomics Center may be developed independently or with partners.

ARIAD DRUG DISCOVERY PROGRAMS

Cellular responses are controlled by external signals that stimulate or inhibit intracellular events. The process by which an external signal is transmitted into and within a cell to elicit a response is referred to as signal transduction. Signal transduction is generally initiated by the interaction of extracellular factors (e.g., ligands such as hormones, adhesion molecules or neurotransmitters) with receptors on the cell surface. These extracellular signals are transduced to the inner face of the cell membrane, causing the intracellular portion of the receptor to interact with specific contact sites (domains) on intracellular signaling proteins. The initial intracellular receptor-target interactions stimulate a series of additional protein interactions which disseminate the signal throughout the cell along intracellular pathways, thereby producing a specific cellular response.

ARIAD believes that the protein-protein and protein-DNA interactions that make up signal transduction pathways represent excellent targets for drug discovery and development. By inhibiting signaling protein interactions, it may be possible to shut down the cellular responses that are responsible for diseases such as osteoporosis, rheumatoid arthritis or allergy/asthma. By activating these interactions, it may be possible to gain control of cellular responses, thereby causing cells to produce therapeutic compounds themselves.

ARIAD's drug discovery process begins with an effort to identify and evaluate potential targets. Using molecular biology, molecular and cellular genetics and other techniques of modern biology, the Company identifies and selects those intracellular signaling interactions that are either (i) responsible for a specific disease, or (ii) able to be exploited for the controlled production of useful cellular proteins. These targets then become the basis for efforts to design small-molecule signal transduction inhibitor drugs and small-molecule activated protein drugs, respectively.

SIGNAL TRANSDUCTION INHIBITOR PROGRAM

ARIAD believes that the intracellular protein interactions that make up signal transduction pathways are excellent targets for pharmacologic intervention. In each of ARIAD's signal transduction inhibitor projects, the Company seeks to:
(i) discover an intracellular signaling pathway that is critical to the process of a major disease or disorder; (ii) identify an intracellular signaling protein that is essential to that pathway; (iii) determine the specific binding domain of the protein responsible for transduction of the signal; and (iv) design a small-molecule drug that binds to the targeted domain, thereby inhibiting the transmission of the signal and halting the disease process (Figure 2). ARIAD's primary signal transduction inhibitor projects focus on intracellular pathways that the Company believes are critically involved in osteoporosis, immune-related diseases and allergy/asthma. For each of these diseases and disorders, ARIAD scientists have identified signaling proteins that the Company believes are essential for the disease process. The Company is currently optimizing and testing small-molecule compounds that bind to specific domains on these proteins.

                                    FIGURE 2
NORMAL SIGNAL TRANSDUCTION                             SIGNAL PATHWAY INHIBITED

                             [DESCRIPTION TO COME]

Drug Discovery Process

The essential elements of ARIAD's signal transduction inhibitor drug discovery process are summarized below:

Identification of intracellular targets - ARIAD employs molecular cell biology, molecular and cellular genetics and bioinformatics to identify specific intracellular signaling proteins that represent validated targets for pharmacologic intervention. When selecting these targets, ARIAD considers the following criteria:

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

- The sites of contact between domains are relatively small and thus able to be blocked with a small-molecule compound.

Based on these criteria, ARIAD scientists are targeting a class of intracellular protein binding domains called SH2 domains. These domains are found on multiple signaling proteins that are critical to specific disease processes. While SH2 domains as a group share common structural attributes that may confer efficiency to the drug design process, SH2 domains associated with specific signaling proteins display unique binding characteristics which the Company believes should provide the opportunity to achieve a high degree of selectivity in compounds designed to block these targeted signaling proteins. By focusing on a family of targets that are critical to multiple diseases, ARIAD hopes to transfer the knowledge gained in designing one SH2 inhibitor drug to the design of subsequent SH2 inhibitors for other disease applications. This ability to leverage knowledge of target structure and small-molecule inhibitor design could result in a faster and more efficient drug discovery process.

Structure determination - ARIAD chemists determine the detailed three-dimensional molecular structure of the targeted protein domain through the use of advanced biophysical imaging techniques, such as NMR spectroscopy and x-ray crystallography.

Lead compound identification - Once the structural information for a given target is determined, ARIAD scientists use two integrated approaches to identify small molecules that may block that target. In the first approach, ARIAD chemists use the structural information as a blueprint for the design and synthesis of individual small molecules that are intended to bind to the domain and block the target protein's interaction with other proteins in the signal transduction pathway. In the second approach, ARIAD scientists use combinatorial chemistry to efficiently produce large "libraries" of small molecules with diverse chemical characteristics. The Company believes that its approach to combinatorial chemistry -- using the molecular structure of the target protein to bias the compounds produced in the Company's libraries -- should increase the probability of producing a compound that binds to the targeted domain. By determining the molecular structure of combinatorial compounds that bind well or poorly to the domains, ARIAD chemists can further bias succeeding generations of combinatorial compound libraries in an iterative effort to identify selective and powerful signal transduction inhibitor drugs.

Assay systems - The ability of ARIAD's compounds to bind to the target protein's domain is determined in proprietary assay systems. The Company has developed novel in vitro binding assays based on fluorescence polarization technology. These assays are highly sensitive and adaptable to high-throughput screening systems. ARIAD has also designed cell-based assays to validate leads identified in screening. These assays are helpful in determining whether compounds can pass through cell membranes, bind selectively to the target and block the disease process. Compounds that perform effectively in ARIAD's assay systems are evaluated further in the Company's validated animal models of specific diseases.

Clinical candidate selection - The goal of ARIAD's signal transduction inhibitor discovery and optimization process is to develop a proprietary, small-molecule compound that is stable, cell-membrane permeable, suitable for oral administration and safe and therapeutically effective based on in vitro assays and in vivo studies. Such a compound may then become a candidate for initial clinical trials.

PRIMARY SIGNAL TRANSDUCTION INHIBITOR DRUG DISCOVERY PROJECTS

Osteoporosis - Osteoporosis is characterized by progressive loss of bone architecture and mineralization leading to the loss of bone strength and an increased fracture rate. The skeleton is constantly being remodeled by a balance between cells that lay down new bone (osteoblasts) and those cells that break down or resorb bone (osteoclasts). A prolonged imbalance of resorption over formation can occur in post-menopausal women, as well as in men and women with certain disorders such as renal osteodystrophy, hypercalcemia and Paget's disease. This imbalance leads to weaker bone structure and a higher risk of fractures. These fractures often heal poorly and result in substantial costs to the healthcare system.

Osteoporosis afflicts an estimated 25 million people in the United States and more than 200 million people worldwide. The estimated cost of treatment and care for osteoporosis and related fractures exceeds $10 billion per year in the United States alone. Because bone loss occurs gradually over time and without symptoms, osteoporosis is often left untreated until it becomes severe. According to the National Osteoporosis Foundation, 80% of those afflicted with osteoporosis are women. Many osteoporosis patients who sustain the bone fractures caused by this disease suffer a distinct loss of mobility, and nearly one quarter of those who fracture their hips die within six months.

Current therapies for osteoporosis include calcitonin, estrogen replacement therapy and bisphosphonates. Both calcitonin and estrogen replacement attempt to maintain bone mass by decreasing the rate at which bone is naturally resorbed by the body. While these therapies can help mitigate the effects of osteoporosis, they are not cures. Recent studies have suggested that estrogen replacement therapy may increase the risk of breast cancer in post-menopausal women. Bisphosphonates are a more recent form of therapy for osteoporosis. While these compounds appear to perform better than calcitonin and estrogen replacement therapy in some patients, their mechanism of action is not well understood, and they have been associated with undesirable side effects.

ARIAD's approach for treating osteoporosis is to develop small-molecule drugs that bind to the SH2 domain of Src, an intracellular signaling protein that is implicated in the bone resorption activity of osteoclasts. The Company believes that Src is a key mediator in osteoclast-induced bone resorption based on experiments in mice that have had Src genetically removed. These animals experience a condition known as osteopetrosis, or "stone bone," which is characterized by thickening of the bone. Additional research has shown that osteoclasts from mice that lack Src are incapable of resorbing bone. Although Src appears essential for bone resorption by osteoclasts, it does not appear to be critical to the function of other cells. Therefore, the Company believes that Src inhibitors can be safe and effective treatments for osteoporosis.

In November 1995, ARIAD entered into a collaboration with HMR to develop small-molecule inhibitors of Src for the treatment of osteoporosis and related hyperresorptive bone diseases. Under the terms of this collaboration, HMR made an initial cash payment to ARIAD of $10 million and agreed to provide up to $20 million of research support payments over a five-year period and up to $10 million upon the attainment of certain research milestones. In addition, HMR agreed to fund all preclinical and clinical development costs for products that emerge from the collaboration. HMR will pay royalties to ARIAD on net sales of any products successfully commercialized out of this collaboration, if any.

ARIAD attained the first $2 million research milestone in 1996 after successfully designing small-molecule compounds that block the SH2 domain of Src and retard bone resorption in in vitro and ex vivo assays, respectively. During 1997, ARIAD scientists further improved the potency and selectivity of the leading Src inhibitor compounds and began testing these compounds in in vivo animal models of osteoporosis. ARIAD researchers continue to optimize the leading Src inhibiting compounds with the goal of identifying a candidate for human clinical trials.

Immune-Related Diseases - Organ transplant rejection and autoimmune disorders, such as rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease, are caused by unwanted reactions by the human immune system. Transplant rejection occurs when the immune system recognizes transplanted tissue as foreign and mounts an attack against it. Autoimmune disorders are the result of the body's immune system failing to distinguish "self" from "nonself" and attacking normal tissue. Currently, no universally effective treatment exists for most autoimmune disorders, and the incidence of such diseases is increasing.

A critical step in the human immune response is the activation of white blood cells called T cells. The process of T cell activation is initiated when specific antigens bind to the extracellular portion of the T cell receptor. Binding of the T cell receptor to its antigen target activates a signaling pathway within the T cell leading to a full-scale immune response. The goal of ARIAD's immune-related disease program is to develop a small-molecule immunosuppressive drug that effectively treats autoimmune disorders and transplant rejection by specifically inhibiting the intracellular signaling protein interactions that lead to T cell activation.

ARIAD is using structure-based drug design and structure-based combinatorial chemistry to develop inhibitors of an intracellular signaling protein called ZAP. ZAP is expressed exclusively within T cells and has been shown in published studies to be essential for antigen-induced T cell activation. Molecular, genetic and biochemical studies have confirmed that ZAP binds to the intracellular portion of the T cell receptor and that blocking this interaction can prevent T cell activation. In addition, published studies have shown that humans that have a genetic defect in ZAP are severely immunodeficient. This research suggests that a small-molecule drug that selectively blocks ZAP may represent an effective immunosuppressive agent that may not exhibit the side effects associated with existing immunosuppressive drugs, such as cyclosporine or tacrolimus.

ARIAD scientists were the first to determine and publish the molecular structure of the tandem SH2 domains of ZAP and the nature of their interaction with the T cell receptor. Using this information, as well as the knowledge of SH2-inhibiting compounds gained in the osteoporosis program, ARIAD has identified lead molecules on which to base its efforts to develop ZAP-inhibiting drugs. These compounds have been shown to bind selectively to ZAP SH2 domains in in vitro binding assays. The Company is evaluating these compounds in T cell activation assays in order to select the most promising compounds to undergo optimization and animal testing in models of immune-related disease.

Allergy and Asthma - Allergic diseases are among the most common chronic disorders in the industrialized world, and asthma is one of the most severe forms of allergic disease. The incidence, severity and death rate from allergy and asthma have been increasing for a decade with a significant overall healthcare cost.

Allergic reactions are caused when an allergen, such as pollen, enters the body and is bound by IgE antibodies on the surface of mast cells. Mast cells are found throughout the body, but are most heavily concentrated in the membranes lining the nose, lungs and gastrointestinal tract where they encounter most common allergens. When the mast cell encounters an allergen, an intracellular signaling pathway is activated which causes the mast cell to respond by secreting proinflammatory mediators such as histamine, leukotrienes, prostaglandins, tryptase and cytokines. These mediators are released into the bloodstream and in turn cause the itching, coughing, sneezing and breathing difficulties that characterize allergies.

Currently available therapies for allergy and asthma are designed to block the effects of specific proinflammatory mediators, but these drugs have limited effectiveness since any single mediator can cause the symptoms of allergy. Rather than blocking a specific mediator after its release from the activated mast cell, ARIAD seeks to develop small-molecule compounds that inhibit the intracellular signaling pathways within the mast cell that are responsible for the production and release of multiple allergic mediators. This approach has the potential to block a broad array of allergic mediators prior to their release into the bloodstream.

ARIAD is targeting Syk, a signaling protein which it believes is responsible for the activation of signaling pathways in mast cells that lead to the release of allergic mediators. By developing small molecules that bind to the SH2 domains of Syk, thereby blocking its interaction with the mast cell receptor, it may be possible to down-regulate the production and release of multiple allergic mediators with a single drug.

ARIAD scientists have demonstrated that Syk is a critical component in mast cell activation. In addition, they have determined the three-dimensional structure of the Syk protein SH2 domains using NMR spectroscopy. With this structural information and knowledge gained from the Company's other signal transduction inhibitor programs, the Company intends to design and develop small-molecule Syk inhibitors for evaluation in in vitro, cellular and in vivo assays of mast cell activation and allergy/asthma.

ORALLY ACTIVE PROTEIN THERAPY PROGRAM

While ARIAD's signal transduction inhibitor program is based on identifying small- molecule drugs that block intracellular protein interactions, the orally active protein therapy program is based on the use of small-molecule drugs to promote and regulate intracellular protein interactions. ARIAD is applying its expertise in regulating signaling pathways to develop a system to control the administration of therapeutic proteins delivered by gene therapy.

Gene therapy is the genetic modification of cells to produce specific therapeutic proteins needed to eliminate or modulate disease. Cells can be removed from a patient, genetically modified and transplanted back into the patient (ex vivo gene therapy), or cells can be modified in the body through the administration of a vector that delivers the gene into certain cells (in vivo gene therapy). Gene therapy can therefore be thought of as an in vivo protein production and delivery system. ARIAD believes that most diseases currently treated by the administration of injectable recombinant proteins, such as anemia, hepatitis, multiple sclerosis and pituitary disorders, are candidates for gene therapy. However, current gene therapy strategies have been limited by difficulties in achieving adequate levels of therapeutic protein production, the lack of a means to control effectively the dose of the protein produced by genetically modified cells and the inability to discontinue therapy should it become unwanted or unnecessary.

ARIAD has developed a proprietary technology called ARGENT(TM) that it believes will address the key issues facing the practical clinical use of proteins delivered by gene therapy: (i) efficiently and safely delivering genetic material directly to the patient's cells; (ii) causing those cells to produce efficacious and sustainable levels of therapeutic proteins; (iii) controlling protein production levels in a manner consistent with conventional pharmaceutical dosing; and (iv) providing the ability to terminate treatment if the therapeutic need ceases or if undesirable side effects occur.

ARIAD Regulated Gene Expression Technology (ARGENT(TM))

ARGENT(TM) (ARIAD Regulated Gene Expression Technology) is based on the principle that intracellular activities are regulated by specific protein interactions. By selecting protein interactions that produce a desired cellular response, and engineering those proteins to interact only in the presence of a novel small-molecule drug, it may be possible to bring complex biological responses under direct pharmacologic control. Applying this principal to gene therapy, ARIAD researchers are developing products to provide precise control over therapeutic protein production within the body through the administration of orally bioavailable drugs. If successfully developed, ARGENT(TM) orally active protein therapy would be administered as follows: Patients would receive an injection of genetic material (DNA) that would equip certain of their cells to produce a desired therapeutic protein, such as erythropoietin. These patients would then take a pill to activate therapeutic protein production in a dose-dependent manner. The Company believes that this application of ARGENT(TM) would allow the physician to manage protein therapy by varying the dosage regimen of the pill.

The ARGENT(TM) therapeutic protein delivery system takes advantage of the observation that transcription factors, intracellular signaling molecules that are responsible for activating genes to produce proteins, are organized into two discrete functional domains: one that recognizes and binds to DNA and a second that interacts with the transcriptional machinery and activates expression of the target gene. By selecting a specific DNA-binding domain and an unrelated transcriptional activation domain, and genetically engineering each domain to include a specific drug binding site, ARIAD has developed a system which it believes can control the activity of the transcription factor -- and therefore the expression of the therapeutic gene -- through the administration of a proprietary, orally bioavailable drug (Figure 3).



                                    FIGURE 3
                    ARGENT(TM) ORALLY ACTIVE PROTEIN THERAPY

                             [DESCRIPTION TO COME]

The Company demonstrated the feasibility of its ARGENT(TM) orally activated protein program in a study published in the Journal of Clinical Investigation (December 1997). In this study, a team of ARIAD scientists reported for the first time achieving control of a therapeutic gene in vivo by varying the dose of an orally administered drug. Mice were implanted with genetically engineered cells containing both the gene for the production of human growth hormone (hGH) and genes which encode two fragments of a transcription factor. These transcription factor fragments were engineered to have high affinity for rapamycin, an orally administered drug. Consequently, when the mice were given rapamycin, the transcription factor fragments were brought together, the target gene was activated, and the desired therapeutic protein (in this case hGH) was produced. Administration of rapamycin elicited dose-responsive production of hGH, the higher the dose of rapamycin, the higher the level of hGH. The study also demonstrated that clinically relevant levels of hGH could be detected in the mice more than 24 hours after administration of a single dose of rapamycin. This result is in sharp contrast to conventionally delivered recombinant hGH, which has a half-life in mice of only a few minutes. Mice that received engineered cells but no rapamycin did not produce hGH. Since rapamycin is a drug that has immunosuppressive effects in humans, ARIAD has developed nonimmunosuppressive rapamycin analogs, as well as fully synthetic drugs to bind together (dimerize) its engineered transcription factor fragments.

To accelerate the development and commercialization of gene therapy-based protein products, ARIAD has entered into a joint venture with Genovo, Inc., a leader in the discovery and development of gene transfer technologies, particularly viral and nonviral vectors. In a paper published in the journal Nature Medicine (March 1997), scientists associated with Genovo reported that gene transfer with Genovo's adeno-associated virus ("AAV") vectors overcame persistent problems in gene delivery. The study, which was conducted in mice, indicated that a high level of genes were transferred successfully using the intramuscular injection of an AAV vector and that no detectable immune response occurred.

The ARIAD-Genovo Joint Venture will initially seek to develop and commercialize gene therapy-based products as alternatives for currently marketed injectable therapeutic proteins, such as growth hormone (for pituitary disorders), erythropoietin (for anemia) and cytokines such as alpha interferon (for cancer and hepatitis). The current worldwide market for injected therapeutic proteins is estimated at over $11 billion annually. In addition to developing products itself, the joint venture will seek partnerships with companies that have a strong strategic interest in protein therapeutics and the markets they address. The joint venture will also seek to establish a platform for the delivery and small-molecule control of newly identified therapeutic proteins. As the number of new therapeutic proteins increases and as the indications for such products expand, this market is expected to experience significant growth.

ADDITIONAL ARGENT(TM)  APPLICATIONS

A second application of ARGENT(TM) is designed to provide a method for eliminating engineered cells in vivo, should they become unnecessary or cause undesirable side effects. In this application, cells are equipped with a gene encoding a portion of the Fas receptor joined to a drug-binding domain. Fas receptors, when brought together (dimerized), initiate a series of intracellular protein interactions that result in programmed cell death, or apoptosis. In the absence of a separate, dedicated dimerizing drug, the engineered Fas receptors are designed to be inactive. However, the Company has shown in in vivo studies that when the dimerizer drug is introduced, the Fas receptors are cross-linked, and the process of cellular self-elimination is activated.

The ARGENT(TM) inducible apoptosis system may provide an important safety feature to current gene therapy strategies, which are generally irreversible. Gene therapies that cannot be withdrawn should side effects occur may be the subject of some concern among physicians and regulatory authorities. Thus, the Company believes that the selective elimination of engineered cells in vivo upon the oral or intravenous administration of a specific dimerizing agent represents an important advance in gene therapy.

The ARGENT(TM) inducible apoptosis system may also be used clinically to optimize the safety and effectiveness of allogeneic bone marrow transplants
(BMTs). Worldwide, approximately 40,000 total BMTs are performed each year. However, growth in the number of patients who can benefit from BMTs is limited by a severe, often lethal complication called graft-versus-host disease (GVHD), a condition which arises when transplanted T cells attack healthy host tissues. By equipping transplanted T cells with the ARGENT(TM) inducible apoptosis system, it may be possible to optimize the therapeutic effect of BMTs while providing a means to eliminate transplanted T cells should they trigger GVHD. Thus, the availability of a reliable, selective cell-killing system should both increase the efficacy of BMT and extend the use of BMT to new disease populations.

ARIAD scientists have developed all the components of an inducible apoptosis system and successfully conducted proof-of-concept experiments in animals. The Company is conducting preclinical testing of its inducible apoptosis dimerizer drug and the Fas gene transfer vectors.

ARIAD'S FUNCTIONAL GENOMICS PROGRAM

ARIAD's signal transduction inhibitor and orally active protein therapy programs represent a significant investment in the acquisition, development and integration of advanced drug discovery technologies. Having put these systems in place, ARIAD is seeking to build further its target identification and validation capability. This capability is designed to provide a source of drug targets for the signal transduction inhibitor program and therapeutic proteins for the ARGENT(TM) program. A significant part of ARIAD's efforts to enhance its target identification and validation capability is the expansion of the Company's program in functional genomics.

Genomics is the study of gene structure and function. Over the past five years, the convergence of molecular biology, genetics, robotics and advanced information technologies has given genomics researchers the discovery tools necessary to begin to understand human diseases at the genetic level. Researchers are currently engaged in the mapping and sequencing of the estimated 100,000 genes encoded by the human genome. However, knowing a gene's sequence is only the first step, and often provides little information about how the gene functions. Functional genomics is the process by which the role of genes in normal and diseased cellular processes is uncovered. Such an understanding of gene function may provide researchers with the information required to design novel and specific therapeutics for disease intervention.

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

ARIAD has established a joint venture with HMR to pursue functional genomics. The mission of the joint venture, called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is to identify novel genes associated with disease processes, and demonstrate that a particular gene or genes either causes or prevents disease. This objective will be accomplished through the development and integrated application of advanced technologies in molecular genetics, cellular biology, pharmacology and bioinformatics. Genes identified by the joint venture and selected by either ARIAD or HMR for further development will encode therapeutic proteins, such as erythropoietin, or proteins that are believed to be responsible for disease, such as the Src protein, ARIAD's small-molecule drug target for the treatment of osteoporosis.

The discovery of genes involved in disease is accomplished in two steps; each step serves as a filter to reduce the number of potential disease genes from 100,000 down to 1 or 2 genes shown to be critically important for disease. As diagrammed in Figure 4, step one involves a series of experiments that identify a set of candidate genes. These genes are potentially involved in the disease process. However, after this first step, it is not known whether these genes are the cause or the effect of the disease. Identification of candidate genes is accomplished by a set of core technologies within the Genomics Center: (i) high-throughput differential gene expression, (ii) genetic screens in mammalian cells, or (iii) proteomic analysis. Bioinformatics, a set of computational tools for DNA and protein analysis, helps to manage the large volume of genomic data produced by these core technologies and to focus attention on a subset of candidate genes thereby reducing the number of genes for further study. In the second step, these candidate genes are introduced individually or in small groups into cells and animals where specific gene function is assessed. Genes that are found to be directly involved in disease (validated genes) may be selected by either ARIAD or HMR for use in the discovery and development of pharmaceutical products.

                                    FIGURE 4
                               FUNCTIONAL GENOMICS

                       IDENTIFICATION OF CANDIDATE GENES

--------------------------------------------------------------------------------
                 - EST and other genomic databases
                 - Differential mRNA expression in normal and diseased cells
                 - Genetic screens
                 - Positional cloning of human and mouse disease genes
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                     FUNCTIONAL ANALYSIS OF CANDIDATE GENES

                 - Test whether gene is critical for a cellular or disease
                   process
                 - Identify partners or substrates of proteins
                 - Examine role of gene in mice using conditional knock-outs
                 - Examine biological activity of gene product in mice
                 - Identify receptor for an orphan hormone
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
             VALIDATED SMALL-             VALIDATED
              MOLECULE DRUG              THERAPEUTIC               OTHER
                TARGETS                    PROTEINS               PRODUCTS
            ------------------------  --------------------    -----------------
            - Small-molecule           - Secreted proteins    - Diagnostics
              antagonists of           - Soluble receptors    - Pharmacogenomics
              intracellular proteins   - Analog or            - Vaccines
            - Receptor agonists          derivative           - Antibodies
              or antagonists             proteins             - Nonpharma-
            - Anti-sense                                        ceutical
              oligonucleotides                                  products
--------------------------------------------------------------------------------


ARIAD's approach to functional genomics is based on the belief that the functional analysis of genes involved in disease processes requires the integrated application of technologies in molecular genetics, cellular biology, automation and bioinformatics. During the last half of 1997, Genomics Center scientists conducted a comprehensive evaluation of technologies for gene identification and analysis. A number of technologies are now in place within the Genomics Center, including mRNA isolation, normalization and subtraction of RNA, cDNA library production, high-throughput DNA sequencing, full-length cloning and sequencing, high-throughput PCR amplification of gene sequences, and filter-based differential gene expression analysis. The Company expects to acquire additional technologies for functional genomics analysis.

A critical experiment in the functional analysis of a given gene is to examine the behavior of cells and tissues when such gene is on compared to when it is off. If a gene is critically involved in the disease process, then either turning it off or on should stop the disease process. Therefore, the ability to control genes by turning them on or off at will can be an extremely powerful tool for determining the role of a gene in a given disease process. ARGENT(TM), ARIAD's proprietary method for regulating gene expression using small-molecule drugs, provides a method for genomics researchers to control gene function. For example, ARIAD scientists have developed a strain of laboratory mice that contain the genetic components of ARGENT(TM). Researchers can introduce a gene thought to control bone density into these animals and activate this gene using the ARGENT(TM) dimerizer drug. By observing the physiological changes in the mice that have the gene turned on, it may be possible to gain critical information regarding the role of that gene in osteoporosis. This principal can be applied to multiple genes and multiple disease processes.

Given the large number of human genes and the extensive effort involved in analysis of these genes, the Genomics Center is focusing its initial efforts on a limited number of therapeutic areas: osteoporosis, atherosclerosis, cancer and osteoarthritis. Osteoporosis is the lead program. The goal of this project is to identify genes that play a key role in bone formation. Current drugs, such as bisphosphonate, block the degradation of bone but have only a limited effect on rebuilding the bone that has been lost over time. The Genomics Center approach is to identify genes that stimulate bone cells to produce more bone, thereby increasing a patient's bone density. Working with partners at HMR, Genomics Center scientists are using high-throughput differential gene expression analysis (HTDGE) to identify genes that function in activated osteoblasts, the cells that form new bone.

Although the osteoporosis program is the most advanced, experiments in other disease areas are in progress. In atherosclerosis, the Genomics Center is using HTDGE to find genes involved in smooth muscle proliferation, a key step in coronary artery restenosis. In the inflammation program, ARIAD researchers have begun to search for genes that regulate joint inflammation leading to osteoarthritis. ARIAD believes that several different classes of therapeutic products could be developed from these investigations.

ARIAD has the right to select for further development half of the validated genes identified by the Genomics Center. These genes will fall into two distinct categories: (i) those that encode small-molecule drug targets such as intracellular signaling proteins and (ii) those that encode secreted proteins such as hormones. Those genes that encode for intracellular proteins represent a source of targets for the Company's small-molecule drug discovery program. Those genes that encode for secreted proteins may be combined with the ARGENT(TM) program to create orally active therapeutic protein products. In addition, the Genomics Center may be the source of genes upon which ARIAD could build new drug discovery programs or base collaborations with biotechnology, pharmaceutical or diagnostic companies.

DRUG DISCOVERY COLLABORATIONS

ARIAD has established and intends to continue to establish collaborations with pharmaceutical and biotechnology companies that provide access to (i) complementary technologies and drug discovery research capabilities and (ii) clinical research and commercialization capabilities. The Company's collaborations are set forth below.

HMR OSTEOPOROSIS COLLABORATION. On November 5, 1995, ARIAD entered into an agreement with HMR to collaborate on the discovery and development of small-molecule signal transduction inhibitor drugs to treat osteoporosis and other hyperresorptive bone diseases. HMR agreed to invest up to $40 million to support ARIAD's osteoporosis research activities. In addition, HMR has established a dedicated research group to collaborate with ARIAD on the discovery of inhibitors of the Company's Src target for osteoporosis and agreed to fund all of the preclinical and clinical development activities of the collaboration.

Under the terms of this agreement, ARIAD is employing its capabilities in combinatorial chemistry and structure-based drug design in a joint effort with HMR to design and develop Src inhibitor drugs. HMR has exclusive rights to commercialize these drugs worldwide for the treatment of osteoporosis and related bone diseases. ARIAD has the right, under certain circumstances, to participate in the clinical development and commercialization of these products for nonosteoporosis indications in North America. In addition to an upfront cash payment of $10 million in 1995, HMR will fund up to $30 million of research at ARIAD over five years, $10 million of which is tied to the achievement of certain research milestones. The first of these milestones was achieved in December 1996, and ARIAD received a $2 million cash payment in January 1997. The agreement also calls for the payment of royalties to ARIAD based on product sales.

The 1995 HMR Osteoporosis Agreement has a term that, subject to extension, expires in November 2000; provided, however, that HMR may elect to terminate such agreement in November 1998 in the event that ARIAD fails to achieve certain research milestones prior to that time.

GENOVO, INC. JOINT VENTURE. On February 14, 1997, ARIAD, through its subsidiary, ARIAD Gene Therapeutics, Inc. ("AGTI"), and Genovo formed a joint venture to develop and commercialize gene therapy products for the therapeutic protein market. The joint venture combines ARIAD's regulated gene expression and apoptosis technology with Genovo's gene transfer technology for the intramuscular and subcutaneous delivery of gene therapy products. Genovo's technology is derived largely from its exclusive license of patents and access to the work of James Wilson, M.D., Ph.D. and his laboratory at the University of Pennsylvania School of Medicine. Dr. Wilson is Director of the Institute for Human Gene Therapy at the University of Pennsylvania and scientific founder of Genovo.

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

The focus of ARIAD's and Genovo's joint efforts will be on the vector-based delivery of secreted proteins in the muscle and skin. Each company is free to develop and partner its respective technologies in all other applications.

Genovo, a privately held company, develops gene transfer technologies, including both viral- and nonviral-based vectors. These vectors are used in gene therapy to equip patients' cells with the genes necessary to produce a therapeutic protein of choice. They may also be used to equip cells to produce ARIAD's two-part transcription factor.

ARIAD's joint venture with Genovo has an initial term that, subject to extension and other conditions relating to third-party transactions, expires in February 2002.

THE HOECHST-ARIAD GENOMICS CENTER, LLC. On March 4, 1997, ARIAD and HMR entered into a 50/50 joint venture to pursue functional genomics. The Genomics Center employs advanced technologies in molecular and cellular genetics and bioinformatics to analyze human genes and identify those genes that encode for novel therapeutic proteins or targets for small-molecule drug discovery. ARIAD and HMR each has the right to select for further development 50% of the genes identified by the joint venture. ARIAD and HMR also have the right, subject to a right of first negotiation held by the other party, to form strategic alliances with other pharmaceutical or biotechnology companies for the development of products based on genes selected from the joint venture.

The Company and HMR agreed to commit $85 million to the establishment of the joint venture and its first five years of operations. ARIAD may fund its share of this commitment through the purchase by HMR of ARIAD series B preferred stock. The Genomics Center is located in dedicated facilities at ARIAD's headquarters and is staffed by ARIAD scientists under a contract with the joint venture. The operating costs of the Genomics Center are divided equally between ARIAD and HMR, and both companies have access to any new technologies developed within the Genomics Center. The Company believes that the combined resources of ARIAD and HMR being made available to the joint venture, and the committed funding, make it one of the largest dedicated efforts in the functional genomics area in the pharmaceutical industry.

Concurrent with the signing of the joint venture agreement (the "1997 HMR Genomics Agreement"), ARIAD and HMR entered into a stock purchase agreement. In accordance with the terms of this agreement, HMR purchased approximately 2.5 million shares of ARIAD series B convertible preferred stock for $24 million at closing, which, on March 18, 1997, represented 11.7% of ARIAD's outstanding shares of common stock on an as converted basis. At ARIAD's option, HMR will make additional purchases of series B preferred stock during each of the years 1999, 2000, 2001 and 2002. These equity purchases, aggregating up to $25 million, will be made in accordance with a predefined formula but in no case will represent more than a total of approximately 1.8 million additional shares of ARIAD series B preferred stock. Should the joint venture require monies in excess of the committed funding outlined in the agreement, ARIAD may fund its share of the excess through a loan facility made available by HMR which, at the option of the Company, is repayable in cash or additional shares of series B preferred stock. The stock purchase agreement also contains provisions restricting the further purchase or sale by HMR of ARIAD stock for a period extending beyond the term of the joint venture.

The 1997 HMR Genomics Agreement has an initial term that, subject to extension, expires in March 2002.

INCYTE PHARMACEUTICALS, INC. On March 4, 1997, ARIAD became the second biotechnology company to become a subscriber to the Incyte LifeSeq(R) gene sequence and expression database. ARIAD pays Incyte access fees and would owe Incyte milestone payments and royalties on the sale of products derived from the database, if any. ARIAD employs the Incyte database in its functional genomics program. This database offers one of the largest sources of genomic data, containing gene sequence and expression information from normal as well as diseased cells and tissues from most of the major tissue types in the human body. ARIAD, through the Genomics Center, uses the LifeSeq(R) database in its efforts to identify and characterize genes that encode for therapeutic proteins and novel small-molecule drug targets.

HUMAN RESOURCES

As of January 31, 1998, ARIAD had 120 full-time employees, 67 of whom hold post-graduate degrees, including 47 Ph.D.'s. Most of the Company's employees are engaged directly in research and development. The Company has entered into confidentiality and noncompetition agreements with all of its employees. None of ARIAD's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

BOARD OF SCIENTIFIC AND MEDICAL ADVISORS

ARIAD has assembled a Board of Scientific and Medical Advisors (the "Advisory Board") that currently consists of experts in the fields of molecular cell biology, molecular pharmacology and biochemistry, immunology, bioorganic and synthetic chemistry and physical and computational chemistry.

On an individual basis, members of the Advisory Board advise the Company's management and employees on scientific matters relating to the Company's research programs, including the selection of molecular targets, drug discovery strategies, clinical applications of proposed products and new technological developments. In addition, the Advisory Board meets regularly to review and discuss ARIAD's overall scientific progress.

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

ARIAD scientific advisors and their principal occupations and positions as of January 31, 1998 are as follows:

NAME                          POSITION

David Baltimore, Ph.D.        President, California Institute of Technology

Roland Baron, Ph.D.           Professor of Orthopedics and Cell Biology, Yale
                              University School of Medicine

R. Michael Blaese, M.D.       Chief, Clinical Gene Therapy Branch, National
                              Human Genome Research Institute

Joan S. Brugge, Ph.D.         Professor of Cell Biology, Harvard Medical School
                              (Advisory Board Co-chair) (See "Management")

Jon Clardy, Ph.D.             Horace White Professor of Chemistry, Cornell
                              University

Barry S. Coller, M.D.         Murray M. Rosenberg Professor of Medicine and
                              Chairman, Department of Medicine, Mount Sinai
                              Medical Center, New York

Gerald R. Crabtree, M.D.      Professor of Developmental Biology and Pathology,
                              Stanford University and Investigator, Howard
                              Hughes Medical Institute

Samuel J. Danishefsky, Ph.D.  Kettering Chair and Head of Bioorganic Chemistry,
                              Memorial Sloan-Kettering Cancer Center

John M. Deutch, Ph.D.         Institute Professor, Massachusetts Institute of
                              Technology (See "Management")

Philip Felig, M.D.            Clinical Professor of Medicine, New York Medical
                              College (See "Management")

Stephen J. Galli, M.D.        Professor of Pathology, Harvard Medical School and
                              Director, Division of Experimental Pathology, Beth
                              Israel Hospital

William Jorgensen, Ph.D.      C.P. Whitehead Professor of Chemistry, Yale
                              University

Robert E. Kingston, Ph.D.     Professor of Genetics, Harvard Medical School,
                              Massachusetts General Hospital

Robert J. Lefkowitz, M.D.     James B. Duke Professor of Medicine and Professor
                              of Biochemistry, Duke University Medical Center and Investigator, Howard Hughes Medical Institute

Anthony J. Pawson, Ph.D.      Professor of Molecular and Medical Genetics,
                              University of Toronto and Apotex Chair of
                              Molecular Oncology, Samuel Lunenfeld Research
                              Institute, Mount Sinai Hospital

James E. Rothman, Ph.D.       Vice Chairman, Sloan-Kettering Institute, Paul A.
                              Marks Chair and Chairman of the Program in Cellular Biochemistry and Biophysics, Memorial
                              Sloan-Kettering Cancer Center

Stuart L. Schreiber, Ph.D.    Professor of Chemistry and Chemical Biology &
                              Molecular and Cellular Biology, Harvard University and Investigator, Howard Hughes Medical Institute
                              (Advisory Board Co-chair)

Matthew D. Shair, Ph.D.       Assistant Professor of Chemistry and Chemical
                              Biology, Harvard University

Ralph Snyderman, M.D.         Chancellor for Health Affairs, Dean of the School
                              of Medicine, and James B. Duke Professor of
                              Medicine, Duke University Medical Center

Burton E. Sobel, M.D.         Professor and Chair, Department of Medicine,
                              University of Vermont and Physician-in-Chief,
                              Fletcher Allen Healthcare Center

Gregory Verdine, Ph.D.        Professor of Chemistry and Chemical Biology,
                              Harvard University

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

STANFORD UNIVERSITY AND HARVARD UNIVERSITY (REGULATED GENE EXPRESSION). The Company has obtained an exclusive license to a series of patent applications and related technology from Stanford University and Harvard University based upon the work of Drs. Gerald Crabtree and Stuart Schreiber and their colleagues. The Company believes that this technology, which includes materials and methods for regulating the transcription of specific genes in vivo, will be important in developing regulated gene therapy for a wide range of disease targets. In connection with this license, Stanford and Harvard were issued an aggregate of 128,571 shares of Common Stock of AGTI (representing approximately 3% of the currently outstanding capital stock of AGTI).

MASSACHUSETTS INSTITUTE OF TECHNOLOGY (REGULATED GENE EXPRESSION). The Company has obtained an exclusive license from the Massachusetts Institute of Technology to a patent application based on work by Drs. Philip Sharp, Carl Pabo and Joel Pomerantz. The licensed technology involves engineered DNA-binding proteins, DNA molecules encoding such proteins, DNA sequences to which the engineered proteins bind and compositions and methods for using such proteins. The Company believes this technology will be useful in regulating the expression of desired genes in various gene therapy applications.

CORNELL UNIVERSITY. The Company has obtained an exclusive license from the Cornell Research Foundation, Inc. to discoveries by Dr. Jon Clardy relating to the three-dimensional structure of an important mediator of T cell activation and cell-cycle. This structure may be useful in the Company's drug discovery efforts.

MOCHIDA (FAS GENE). The Company has obtained a nonexclusive license to a series of patents from Mochida Pharmaceuticals, Ltd. The technology covered by these patents relates to the use of the Fas gene for triggering apoptosis, or controlled cell death. The Company believes that this technology will be important to its regulated gene and cell therapy programs.

UNIVERSITY OF PENNSYLVANIA (GENE THERAPY). The Company has entered into agreements with the Trustees of the University of Pennsylvania ("Penn") pursuant to which Penn has agreed to grant to ARIAD a nonexclusive license under the terms set forth in such agreements to discoveries made using ARIAD's regulated gene expression technology by Dr. James Wilson and colleagues. This technology may be used in various gene therapy applications.

MOUNT SINAI HOSPITAL, UNIVERSITY OF TORONTO (SH2 DOMAINS). The Company has obtained an exclusive license from Mount Sinai Hospital, an affiliate of the University of Toronto, to two issued United States patents and related pending applications based upon the discoveries of Dr. Anthony Pawson. This technology relates to a specific class of protein domains which are involved in mediating signal transduction. Furthermore, the Company has a first option to acquire related technologies and improvements from

Dr. Pawson's laboratory for the duration of the license, which is equivalent to the life of the covered patents (unless terminated sooner). The Company believes that this technology may be important in identifying inhibitors of signal transduction pathways which may be useful as lead compounds for the treatment of several diseases.

YALE UNIVERSITY (OSTEOPOROSIS). The Company is sponsoring research in the laboratory of Dr. Roland Baron at Yale University and has an option to license exclusively any rights to technology developed as part of the sponsored research. Dr. Baron also has an existing relationship with HMR. The scope of this research includes the functional evaluation of potential lead molecules for the treatment of osteoporosis.

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

UNIVERSITY OF WISCONSIN. The Company has obtained an exclusive license from the Wisconsin Alumni Research Foundation (WARF) to discoveries by Drs. Jo Handelsman and Robert Goodman relating to the identification of natural products from unculturable microorganisms. The Company also is sponsoring research at the University of Wisconsin-Madison in the laboratories of Drs. Handelsman and Goodman to further extend this technology and has an option to exclusively license from WARF any future discoveries as part of this collaboration.

HARVARD UNIVERSITY. The Company has obtained a nonexclusive license to a patent application and related technology from Harvard University based on the work of Dr. Stuart Schreiber and colleagues concerning a high-throughput cellular assay technology known as the nanodroplet system. The Company believes that this technology may be important in its drug discovery programs.

STANFORD UNIVERSITY. The Company (through the Genomics Center) has obtained a nonexclusive license to a pending patent application and related technology from Stanford University based on the work of Dr. Gary Nolan and colleagues concerning introduction of libraries of genetic material into cells. The Company believes that this technology may be useful in the functional genomics program.

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

The Company has agreed to pay royalties to its licensors on sales of certain products based on the licensed technologies, as well as, in some instances, milestone payments and patent filing and prosecution costs. The licenses also impose various milestone, commercialization, sublicensing, royalty as well as insurance and other obligations. Failure by the Company to comply with these requirements could result in the termination of the applicable agreement which could have a material adverse effect on the business, financial condition and results of operations of the Company.

PATENTS AND PROPRIETARY RIGHTS

The Company owns 36 patent applications in the United States relating to the Company's technologies and compounds and has filed counterparts of certain of these applications in foreign countries. The majority of these applications are directed to inventions and discoveries arising from the Company's ongoing research and development programs, including materials and methods used in regulated gene expression and drug discovery research, as well as compounds that affect intracellular communication pathways discovered thus far in the course of such research by the Company.

In addition, the Company has obtained exclusive licenses to four issued United States patents and 24 patent applications pending in the United States. The Company has further obtained exclusive options on three United States patent applications. The Company has also secured several nonexclusive technology licenses with certain institutions in support of its research programs. The Company anticipates that it will continue to obtain licenses from universities and others where applicable technology complements its research programs, but no assurance can be given as to the Company's ability to secure such licenses on reasonable business terms.

The Company also relies on unpatented trade secrets and proprietary know-how. However, trade secrets are difficult to protect. The Company enters into confidentiality agreements with its employees, consultants and collaborators. In addition, the Company believes that certain technologies utilized in its research and development programs are in the public domain. Accordingly, the Company does not believe that patent or other protection is available for these technologies. If a third party were to obtain patent or other proprietary protection for any of these technologies, the Company may be required to challenge such protections, obtain a license for such technologies or terminate or modify its programs that rely on such technologies.

MANUFACTURING, MARKETING AND SALES

The Company has no history of manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. The Company expects to manufacture, package, label and distribute its product candidates independently or to establish arrangements with third parties to perform some or all of these functions. If the

Company is unable to manufacture or contract for a sufficient supply of its potential therapeutic products on acceptable terms, the Company's preclinical studies and clinical trials may be delayed, resulting in the delay of submission of products for regulatory approval, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical products, if any, market introduction and subsequent sales of such products would be adversely affected. Further, if it develops pharmaceutical products that it determines to commercialize itself, the Company will need to hire additional personnel skilled in clinical trials and regulatory compliance process and in marketing and product sales. Contract manufacturers that the Company may use must adhere to the Good Manufacturing Practices ("GMP") regulations prescribed by the FDA. To the extent that the Company arranges with third parties to manufacture or market its products, if any, the success of such products may depend on the efforts of such third parties. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. Should the Company decide to manufacture its own products, the Company will be subject to the risks and delays or difficulties inherent in the manufacturing process and would require substantial additional capital.

GOVERNMENT REGULATION

The manufacturing and marketing of the Company's products, if any, and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Any drug developed by the Company must undergo rigorous preclinical studies and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act prior to marketing in the United States. Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice regulations. Before commencing clinical trials in the United States, the Company must submit to and receive clearance from the FDA of an Investigational New Drug application ("IND"). There can be no assurance that submission of an IND would result in FDA clearance to commence clinical trials. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practice and is subject to continuing FDA oversight. The Company has a limited history of conducting preclinical studies and no history of conducting and managing the clinical trials necessary to obtain regulatory approval. Furthermore, the Company or the FDA may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable risks or if the FDA finds deficiencies in the conduct of the trials.

Before receiving FDA approval to market a product, the Company will have to demonstrate that the product is safe and effective in the patient population that will be treated. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated by clinical trials. Furthermore, approval may entail ongoing requirements for postmarketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.

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

EARLY STAGE OF PRODUCT DEVELOPMENT; ABSENCE OF PRODUCTS. To date, substantially all of the Company's resources have been dedicated to the research and development of its technologies and related compounds. All of ARIAD's compounds are currently in research or preclinical development, and none has entered human clinical trials or has been submitted for regulatory approval. There can be no assurance that any of the Company's compounds will enter human clinical trials on a timely basis, if at all, or that the Company will develop any product candidates suitable for commercialization. Failure to develop compounds suitable for clinical development and commercialization would have a material adverse effect on the business, financial condition and results of operations of the Company.

UNCERTAINTY RELATED TO NOVEL TECHNOLOGIES. The Company's drug discovery and development programs are based upon technologies that are relatively new and unproven, and there can be no assurance that these technologies will lead to the discovery of products or additional product candidates. The failure of the Company to validate its technologies through the identification of product candidates, the commencement of clinical trials or the achievement of regulatory approval would have a material adverse effect on the business, financial condition and results of operations of the Company.

UNCERTAINTY RELATED TO GENOMICS CENTER. The Company has only recently begun operations at the Genomics Center, and many of the research and development activities that are being and will be undertaken at the Genomics Center are activities in which the Company and HMR have little or no experience. There can be no assurance that the Company will be able to recruit, hire and retain highly skilled scientific personnel, and to acquire or license new technologies necessary to operate the Genomics Center or that the Genomics Center will be successful.

DEPENDENCE ON HMR. The Company is relying, in large part, on HMR's obligation to purchase series B preferred stock to finance the Company's share of expenses related to the Genomics Center for the next four years, which is expected to exceed $34 million. The 1997 HMR Genomics Agreement does not provide for funding beyond March 2002 and provides that, if the parties do not agree to additional funding prior to such time, the 1997 HMR Genomics Agreement may be terminated. In the event that additional funding for the Genomics Center is not provided for subsequent to March 2002, or if HMR breaches its obligation to provide such funding, the Company's business, financial condition and results of operations would be adversely affected. The 1995 HMR Osteoporosis Agreement provides for funding through November 2000, at which time either party may terminate such agreement. In addition, the 1995 HMR Osteoporosis Agreement provides that HMR may terminate such agreement and further payment obligations if the Company does not achieve certain milestones by November 1998. There can be no assurance that the Company will achieve such milestones by such time, or that the Company will achieve the results required to receive other milestone payments under the 1995 HMR Osteoporosis Agreement. The termination, cancellation or material breach of the 1995 HMR Osteoporosis Agreement would have a material adverse effect on the Company's osteoclast signal transduction inhibitor program and could have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred significant operating losses in each year since its inception and has an accumulated deficit of approximately $66 million from its operations through December 31, 1997. The Company currently has no product revenue, and there can be no assurance that it will ever be able to earn such revenue or that its operations will become profitable, even if it is able to commercialize any products. In the likely event that costs associated with the Genomics Center increase beyond what is currently provided for in the 1997 HMR Genomics Agreement, and the Company finances its share of such costs through a loan from HMR as provided under the 1997 HMR Genomics Agreement, the Company's outstanding indebtedness would increase.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; FIXED COMMITMENTS. The operations of the Company to date have consumed substantial amounts of cash, and substantial additional funding will be necessary in order to continue the Company's research and development programs, for preclinical studies and clinical trials of its product candidates, for the pursuit of regulatory approvals, to establish manufacturing, marketing and sales capabilities, for working capital and general corporate purposes, and for operating expenses. The Company intends to seek additional funding through public or private financings or other arrangements with collaborative partners or from other sources. There can be no assurance, however, that additional funding will be available when needed from any of these sources or will be available on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate one or more of its research and development programs or to enter into license arrangements with third parties to commercialize products or technologies that the Company would otherwise seek to develop itself without relinquishing rights thereto. To the extent the Company raises additional capital by issuing equity securities, dilution to the holders of the Company's common stock may result.

DEPENDENCE ON GENOVO. The Company's ability to commercialize its orally active protein therapy products will depend, in part, upon Genovo's ability to develop, or acquire from the Trustees of the University of Pennsylvania ("Penn"), gene transfer technology, or the Company's ability to acquire such gene transfer technology elsewhere. ARIAD is relying on Genovo's obligation, pursuant to the Genovo Agreement, to fund the costs associated with the development of gene transfer technology for the intramuscular and subcutaneous delivery of its orally active protein therapy products. Funding for portions of the research at Penn to develop such technology has been and will be provided through grants from foundations and federal sources. The pace of such development efforts will be determined, in part, by the amount and timing of Genovo's funding contributions, which will be dependent, in part, upon Genovo's access to capital. There can be no assurance that Genovo will fund such costs to the extent required to successfully develop this gene transfer technology or that the development efforts of Genovo or Penn will be successful, or that Genovo will be successful in securing from Penn all rights necessary to commercialize this gene transfer technology.

DEPENDENCE ON OTHERS; COLLABORATIONS. A key element of the Company's strategy is to enhance certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into multiple collaborative arrangements with major pharmaceutical or biotechnology companies, as well as various arrangements with academic institutions, licensors, licensees and others. There can be no assurance that the Company's existing collaborations will be successful or that the Company will be successful in entering into any such future collaborations, or that these collaborations, if entered into, will be on terms favorable to the Company or will be successful.

DEPENDENCE ON LICENSES. The Company or its collaborative partners may be required to obtain licenses to certain technologies in order to continue in their respective programs. There can be no assurance that the Company or its collaborative partners will be able to obtain required licenses on commercially reasonable terms or at all, and failure by the Company or a collaborative partner to obtain a license to any technology required to develop or commercialize its products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has entered into license arrangements with various research institutions and universities pursuant to which the Company is the licensee of certain technologies upon which the Company's current and future product candidates and technologies are based, including certain patents associated therewith, the loss or termination of any of the Company's licenses could have a material adverse effect on the Company's research programs, business, financial condition and results of operations.

INTENSE COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The Company is engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological change. Many of the Company's competitors and potential competitors have substantially greater capital, research and development and human resources and experience than the Company, are conducting research and development programs for the treatment of all the disease areas in which the Company is focused, and thus represent significant long-term competition for the Company. The Company's competitors may succeed in developing technologies or products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in manufacturing, marketing and sales.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. There can be no assurance that the Company's or its licensor's patent applications will ever issue as patents or that the claims of any issued patents will afford meaningful protection for the Company's technologies or products. In addition, there can be no assurance that any patents issued to the Company or its licensors will not be challenged and subsequently narrowed, invalidated or circumvented. Furthermore, if patents having claims that cover the Company's activities are issued to other parties, there can be no assurance that the Company would be able to obtain licenses to the rights contained under these patents at a reasonable cost or be able to develop or obtain alternative technologies. In addition, the Company believes that certain technologies utilized in its research and development programs are in the public domain. Accordingly, the Company does not believe that patent or other protection is available for these technologies. If a third party were to obtain patent or other proprietary protection for any of these technologies, the Company may be required to challenge such protections, obtain a license for such technologies or terminate or modify its programs that rely on such technologies.

GOVERNMENT REGULATION AND PRODUCT APPROVAL; NO ASSURANCE OF REGULATORY APPROVAL. The Company has a limited history conducting preclinical studies and has no history of conducting and managing the clinical testing necessary to obtain regulatory approval and expects to utilize contract research institutions and collaborative partners to conduct a portion of its preclinical studies and clinical trials. To date, the Company has not submitted an IND for any product candidate, and none of its product candidates has been approved for commercialization in the United States or elsewhere. There can be no assurance that the preclinical studies currently being conducted by the Company will lead to the INDs required to commence clinical trials, that the Company will be able to identify collaborative partners willing and able to conduct such trials or that the Company or its partners would be successful in conducting such trials.

NO HISTORY OF MANUFACTURING, MARKETING OR SALES. The Company has no history of manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. If the Company successfully develops any products, the failure to commercialize such products independently or the failure to enter into satisfactory collaborations for such commercialization would have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO ATTRACT AND RETAIN KEY OFFICERS, EMPLOYEES AND CONSULTANTS. Because of the specialized scientific nature of the Company's business, the Company is highly dependent on key members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development and business objectives. While the Company has entered into employment agreements with certain of its key employees, there can be no assurance that such employees will remain with the Company. In connection with the Genomics Center, the Company is obligated to recruit and retain a substantial number of highly qualified scientists over the next four years. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

VOLATILITY OF STOCK PRICE. The market price of the Company's common stock is highly volatile, and is likely to remain highly volatile for the foreseeable future. Factors contributing to this volatility include and may include the validation of the Company's technologies, the success of the Company's preclinical trials, the success of the Company in commencing clinical studies, the success of the Company's existing collaborations as well as the ability of the Company to enter into new collaborations, events relating to the Company's patent positions as well as the other factors listed above and general market conditions.

      ITEM 2. PROPERTIES

      The Company has leased approximately 85,000 square feet of laboratory and office space at 26 Landsdowne Street, located in University Park at M.I.T., in Cambridge, Massachusetts. The lease is for a ten-year term ending in the first quarter of the year 2002, with two consecutive five-year renewal options. The lease also grants to the Company a right of first refusal on any additional space that may become available in the 100,000 square-foot building under substantially the same terms and conditions as the initial space. ARIAD believes that its currently leased facilities will, in large part, be adequate for its research and development activities at least through the end of 1999.

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

      In the Degulis Action, plaintiff purports to sue individually and on behalf of a purported class of persons who purchased securities issued by the Company during the period May 20, 1994 through September 21, 1994. Plaintiff alleges, among other things, that the Registration Statement filed in connection with the IPO was false and misleading. Each of the defendants therefore are alleged to have violated Sections 11 and 12(2) of the Securities Act, and the individual defendants also are alleged to be secondarily liable under Section 15 of the Securities Act. The complaint also alleges among other things, that David Blech and D. Blech & Co. participated in purported "sham" sales transactions of the Company's securities after the IPO in an alleged attempt to artificially inflate the prices at which the Company's securities were sold in the public markets. Plaintiff alleges that all defendants knew, or should have known, of this alleged scheme and that they are liable for their failure to disclose the alleged scheme to the investing public at the time of the IPO and thereafter. All defendants are alleged to have participated in this alleged scheme and thus to have violated Section 10(b) of the Exchange Act, and SEC Rule 10b-5, and to have engaged in common-law fraud. There are no allegations that assert specific acts of participation or wrongdoing by the Company in the alleged schemes. Plaintiffs seek an unspecified amount of damages, costs and attorneys' fees.

      The Company filed a motion to dismiss the Degulis Action, and on June 6, 1996, the Court denied the motion. The Company intends to continue to defend vigorously the Degulis Action. Other than the Degulis Action, the Company is not party to any material legal proceedings.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

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

                                      HIGH                    LOW
                                    ----------              ---------
                1996:
                First Quarter          6 3/8                 3 9/16
                Second Quarter         4 7/8                 3 9/16
                Third Quarter          4 1/4                 2 7/16
                Fourth Quarter         5 3/4                 3 11/16

                1997:
                First Quarter          8 3/8                 5
                Second Quarter         6 5/8                 4 13/16
                Third Quarter          6 13/16               5 1/16
                Fourth Quarter         6 1/16                3 25/32

      HOLDERS

      The approximate number of holders of record of the common stock as of January 31, 1998 was 350.

      DIVIDENDS

      The Company has not declared or paid dividends in the past and does not intend to declare or pay dividends in the foreseeable future. The Company's current long-term debt agreements prohibit the payment of cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
      Note 5 of "Notes to Consolidated Financial Statements.")

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the years then ended have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. The net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. (See Note 1 to consolidated financial statements.)

                                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                    1997             1996              1995              1994               1993
                                            ------------      ------------      ------------      ------------      ------------
Revenue:
   Research revenue (principally
       related parties)                     $  9,233,708      $ 10,304,332      $  2,102,222      $    460,084      $    592,754
   Interest income                             1,757,327         1,271,895         1,360,225         1,091,820         1,257,980
                                            ------------      ------------      ------------      ------------      ------------
       Total revenue                          10,991,035        11,576,227         3,462,447         1,551,904         1,850,734
                                            ------------      ------------      ------------      ------------      ------------
Operating expenses:
   Research and development                   20,286,945        15,253,874        13,675,025        14,566,444        11,968,619
   General and administrative                  2,924,972         2,229,273         2,281,247         2,089,380         2,042,121
   Interest expense                              410,072           269,131           323,124           359,581           409,819
                                            ------------      ------------      ------------      ------------      ------------
       Total operating expenses               23,621,989        17,752,278        16,279,396        17,015,405        14,420,559
                                            ------------      ------------      ------------      ------------      ------------
Loss before cumulative effect of
   change in accounting principle            (12,630,954)       (6,176,051)      (12,816,949)      (15,463,501)      (12,569,825)
Cumulative effect of change in
   accounting principle                                                                                 90,909
                                            ------------      ------------      ------------      ------------      ------------
Net loss                                    $(12,630,954)     $ (6,176,051)     $(12,816,949)     $(15,372,592)     $(12,569,825)
                                            ============      ============      ============      ============      ============

Per share (basic and diluted):
   Loss before cumulative effect of
      change in accounting principle        $       (.66)     $       (.33)     $       (.72)     $      (1.07)     $      (1.00)
   Cumulative effect of change in
      accounting principle                                                                                 .01
                                            ------------      ------------      ------------      ------------      ------------
   Net loss                                 $       (.66)     $       (.33)     $       (.72)     $      (1.06)     $      (1.00)
                                            ============      ============      ============      ============      ============
Weighted average number of shares
   of common stock outstanding                19,252,885        18,999,229        17,738,126        14,515,202        12,558,884

                                                                                DECEMBER 31,
                                           --------------------------------------------------------------------------------------
BALANCE SHEET DATA:                              1997             1996              1995              1994               1993
                                            -----------       ------------      ------------      ------------      ------------
Cash, cash equivalents and
   marketable securities                    $ 29,359,457      $ 15,702,300      $ 27,056,234      $ 24,188,848      $ 26,960,669
Working capital                               16,538,781        11,901,775        20,995,251        22,117,200        24,370,210
Total assets                                  47,409,176        27,604,993        37,201,730        33,481,980        36,515,356
Long-term debt                                 5,156,219         1,472,812         1,540,727         2,459,515         3,802,375
Accumulated deficit                          (66,456,661)      (53,825,707)      (47,649,656)      (34,832,707)      (19,460,115)
Stockholders' equity                          28,373,818        16,684,471        22,684,447        28,021,482        29,426,677


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company is engaged in the discovery and development of novel, orally administered pharmaceuticals based on signal transduction technology. ARIAD's comprehensive and integrated drug-discovery platform spans from target identification and validation (functional genomics), to structure-based drug design and combinatorial chemistry, to medicinal chemistry and pharmacology. This "gene-to-drug" research and development capability forms the basis for multiple business opportunities, each with a diversity of potential products. ARIAD is currently focusing its drug discovery efforts on (i) the development of orally administered drugs to block signal transduction pathways that play a critical role in major diseases such as osteoporosis, immune-related diseases and allergy/asthma, and (ii) the development of orally active therapeutic proteins based on a system that controls signal transduction pathways in genetically engineered cells. These drug discovery efforts are based on validated small-molecule drug targets and known therapeutic proteins. ARIAD is further building its gene-to-drug research and development capability by expanding its functional genomics program. The Company employs functional genomics to identify new drug targets for its signal transduction inhibitor program and novel proteins for its orally active therapeutic protein program. In each area of drug discovery, as well as in functional genomics, the Company has entered into a significant strategic alliance with a collaborator to complement its gene and drug discovery technologies or to support its commercialization efforts.

      Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1997, the Company had an accumulated deficit of $66,457,000.

      RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

      REVENUE

      The Company recognized research revenue under collaborative research arrangements and government-sponsored grants of $9,234,000, $10,304,000 and $2,102,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease of

      $1,070,000 in 1997 compared to 1996 was due to a $2,427,000 decrease in research revenue recognized under the 1995 HMR Osteoporosis Agreement and government-sponsored research grants offset by an increase of $1,357,000 in research revenue recognized under the Services Agreements with the Genomics Center. The increase in research revenue of $8,202,000 in 1996 compared to 1995 was primarily due to research revenue recognized under the 1995 HMR Osteoporosis Agreement, which increased to $9,333,000 in 1996 from $1,222,000 in 1995, the year it commenced. Research revenue for 1996 recognized under the 1995 HMR Osteoporosis Agreement included $2,000,000 for the achievement of the first research milestone. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next three years and research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1998. See "-- Liquidity and Capital Resources."

      Interest income was $1,757,000, $1,272,000 and $1,360,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income increased by $485,000 in 1997 compared to 1996 as a result of higher levels of funds invested offset somewhat by lower yields and decreased by $88,000 in 1996 compared to 1995 primarily as a result of lower levels of funds invested.

      OPERATING EXPENSES

      Research and development expenses were $20,287,000, $15,254,000 and $13,675,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Research and development expenses increased by $5,033,000 or 33.0% in 1997 compared to 1996 primarily due to research services provided to the Genomics Center under the Services Agreements and increased expenses in the orally active protein therapy program, including manufacturing process development and other preclinical development costs. Research and development expenses increased by $1,579,000 or 11.5% in 1996 compared to 1995 primarily due to increased research activity in connection with the 1995 HMR Osteoporosis Agreement. The Company expects its research and development expenses to increase substantially over the next three years as a result of research services to be provided to the Genomics Center as well as increased manufacturing and preclinical development costs associated with its drug candidates and, if such preclinical studies are successful, the subsequent cost of human clinical trials.

      General and administrative expenses were $2,925,000, $2,229,000 and $2,281,000 for the years ended December 31, 1997, 1996 and 1995, respectively. General and administrative expenses increased by $696,000 or 31.2% in 1997 compared to 1996 primarily due to increased expenses incurred with the formation of and services provided to the Genomics Center and other administrative expenses. General and administrative expenses decreased by $52,000 or 2.3% in 1996 compared to 1995 primarily due to savings in insurance and legal expenses.

      The Company incurred interest expense of $410,000 in 1997 compared to $269,000 in 1996 and $323,000 in 1995. The increase of $141,000 in 1997 compared to 1996 was due to the higher level of long-term debt, and the decrease of $54,000 in 1996 compared to 1995 was due to a lower level of long-term debt offset somewhat by higher interest rates in 1995.

      OPERATING RESULTS

      The Company incurred losses of $12,631,000 in 1997, $6,176,000 in 1996 and $12,817,000 in 1995, or $.66, $.33 and $.72 per share, respectively. The
      Company expects that substantial operating losses will continue for several more years and will increase as a result of services provided to the Genomics Center and as the Company's drug candidates in research, if successfully developed, undergo preclinical studies and clinical trials. Operating losses are likely to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

      At December 31, 1997, the Company had available for federal tax reporting purposes net operating loss carryforwards of approximately $64,800,000 that expire commencing in 2006. The Company also had federal research and development tax credit carryovers of approximately $2,600,000 that expire commencing in 2006. The utilization of both the net operating loss carryforwards and tax credits is subject to certain limitations under federal tax laws.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including, most recently, the sale of series B preferred stock to HMR in connection with the formation of the Genomics Center in March 1997, the increase in June 1997 of its long-term debt and, commencing in April 1997, the Services Agreements with the Genomics Center. Other sources of funds have included sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and, commencing in November 1995, research revenue under the 1995 HMR Osteoporosis Agreement.

      At December 31, 1997, the Company had cash, cash equivalents and marketable securities totaling $29,359,000 and working capital of $16,539,000 compared to cash, cash equivalents and marketable securities totaling $15,702,000 and working capital of $11,902,000 at December 31, 1996.

      The primary uses of cash during the year ended December 31, 1997 were $4,351,000 to finance the Company's operations and working capital requirements, $9,404,000 to purchase laboratory equipment and renovate space, including $5,878,000 for use by ARIAD in conducting research on behalf of the Genomics Center, $1,776,000 to repay long-term debt, $1,449,000 for net investment in the Genomics Center and $2,238,000 to acquire intellectual property, including the purchase of patents and pending patent applications and related intellectual property from Mitotix, Inc. in July 1997. The primary sources of funds during the year ended December 31, 1997 were $24,000,000 from the issuance of series B preferred stock to HMR, $6,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, $6,000,000 in additional long-term debt, $2,503,000 in advances from the Genomics Center and $2,762,000 from the sale/leaseback of laboratory equipment.

      In February 1997, the Company began renovation of approximately 35,000 square feet of previously leased space to provide laboratories and offices for the Genomics Center and to expand and improve existing chemistry and pharmacology laboratories. The leasehold improvements were substantially completed in October 1997 at an aggregate cost of approximately $5,300,000.

      In June 1997, the Company amended its existing debt agreement with its principal bank and borrowed $6,000,000. The five-year bank term note bears interest at prime plus 1% and is repayable in monthly installments of $100,000. In September 1997, the Company entered into a lease credit agreement with an equipment lessor providing up to $5,000,000 in equipment financing. The lease agreement is classified as an operating lease and has a term of five years with a lease renewal or purchase option at the end of the term. At December 31, 1997, the Company had $2,200,000 of additional lease credit available through July 1998.

      In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operations. The Company and HMR committed to jointly fund $78,500,000 of operating and related costs, and ARIAD committed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. Through December 31, 1997, the Company had invested $5,878,000 in leasehold improvements and equipment and funded $2,602,000 in operating and related costs. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock through the five-year period, including an initial investment of $24,000,000 as discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

      Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase, unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price (the "Series B Price"). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Series B Price, at the Company's option.

      In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the 1995 HMR Osteoporosis Agreement and further payment obligations after November 1998, if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $17,888,000.

      The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. Such fixed commitments currently aggregate in excess of $8,000,000 per year and may increase. The Company will require substantial additional funding for its research and product development programs, for operating expenses, for the pursuit of regulatory clearances and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

      The Company believes that its existing capital resources, plus interest income and other sources of funding will be adequate to satisfy its capital and operating requirements through 1998. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the earlier depletion of the Company's funds.

      YEAR 2000

      The Company has reviewed the data processing systems and computer applications which are used in-house and has determined that the Company's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. All items of comprehensive income are to be reported in a "financial statement that is displayed with the same prominence as other financial statements." SFAS No. 130 does not require a specific format for this financial statement, but does mandate the display of an amount representing total comprehensive income for the period. The Company will adopt this statement effective January 1, 1998.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of whether operating segment reporting will be required.

      SECURITIES LITIGATION REFORM ACT

      Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to the factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" appearing elsewhere herein. As a result of these factors, actual events or results could differ materially from those described herein.

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      INDEPENDENT AUDITORS' REPORT

      The Board of Directors and Stockholders of
      ARIAD Pharmaceuticals, Inc.:

      We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



      DELOITTE & TOUCHE LLP
      Boston, Massachusetts
      January 30, 1998

                 ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                  DECEMBER 31,
                                                                                       --------------------------------
                                                                     NOTES                 1997                 1996
                                                                   ------------        ----------            -----------
Current assets:
      Cash and cash equivalents                                         1              $13,858,910           $ 2,906,851
      Marketable securities                                            1,2              15,500,547            12,795,449
      Accounts receivable and other                                     3                  758,463             2,569,404
                                                                                       -----------           -----------
                  Total current assets                                                  30,117,920            18,271,704
                                                                                       -----------           -----------
Property and equipment:                                               1,5,6
      Leasehold improvements                                                            12,350,100             7,000,873
      Equipment and furniture                                                            5,549,127             4,256,805
                                                                                       -----------           -----------
                  Total                                                                 17,899,227            11,257,678
      Less accumulated depreciation and amortization                                     6,459,857             4,748,275
                                                                                       -----------           -----------
                  Property and equipment, net                                           11,439,370             6,509,403
                                                                                       -----------           -----------
Investment in Genomics Center                                           4                1,418,864
                                                                                       -----------
Intangible and other assets, net                                       1,6               4,433,022             2,823,886
                                                                                       -----------           -----------
Total                                                                                  $47,409,176           $27,604,993
                                                                                       ===========           ===========




                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                 5              $ 1,816,583           $ 1,275,956
      Accounts payable                                                                   3,299,168               788,282
      Accrued liabilities                                                                2,849,353               639,026
      Advance from Genomics Center                                      4                2,502,921
      Deferred revenue                                                  3                3,111,114             3,666,665
                                                                                       -----------           -----------
                  Total current liabilities                                             13,579,139             6,369,929
                                                                                       -----------           -----------
Long-term debt                                                          5                5,156,219             1,472,812
                                                                                       -----------           -----------
Deferred revenue                                                       1,3                 300,000             3,077,781
                                                                                       -----------           -----------

Commitments and contingencies                                          6,11
Stockholders' equity:                                                 4,7,8
      Series B convertible preferred stock, $.01 par value;
            authorized, 5,000,000 shares; issued and outstanding,
            2,526,316 shares in 1997 (liquidation preference,
            $24,000,000)                                                                    25,263
      Common stock, $.001 par value; authorized, 60,000,000 shares;
            issued and outstanding, 19,308,605 shares in 1997 and
            19,036,723 shares in 1996                                                       19,309                19,037
      Additional paid-in capital                                                        94,833,479            70,593,840
      Net unrealized loss on marketable securities                      2                  (47,572)             (102,699)
      Accumulated deficit                                                              (66,456,661)          (53,825,707)
                                                                                       -----------           -----------
                  Stockholders' equity                                                  28,373,818            16,684,471
                                                                                       -----------           -----------
Total                                                                                  $47,409,176           $27,604,993
                                                                                       ===========           ===========

                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------------
                                           NOTES                  1997                        1996                      1995
                                          -------            ------------                 -----------                ----------
Revenue:
   Research revenue (principally
     related parties)                      1,3,4             $  9,233,708                 $10,304,332               $  2,102,222
   Interest income                            2                 1,757,327                   1,271,895                  1,360,225
                                                             ------------                 -----------               ------------
      Total revenue                                            10,991,035                  11,576,227                  3,462,447
                                                             ------------                 -----------               ------------
Operating expenses:
   Research and development                                    20,286,945                  15,253,874                 13,675,025
   General and administrative                                   2,924,972                   2,229,273                  2,281,247
   Interest expense                           5                   410,072                     269,131                    323,124
                                                             ------------                 -----------               ------------
      Total operating expenses                                 23,621,989                  17,752,278                 16,279,396
                                                             ------------                 -----------               ------------
Net loss                                                     $(12,630,954)                $(6,176,051)              $(12,816,949)
                                                             ============                 ===========               ============
Net loss per share (basic and diluted)        1              $       (.66)                $      (.33)              $       (.72)
                                                             ============                 ===========               ============
Weighted average number of shares of
   common stock outstanding                   1                19,252,885                  18,999,229                 17,738,126

                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                              1997                    1996                    1995
                                                          ------------            ------------            ------------
Cash flows from operating activities:
Net loss                                                  $(12,630,954)           $ (6,176,051)           $(12,816,949)
Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                              2,662,291               2,293,446               1,477,433
  Stock-based compensation                                      70,302                  27,225
  Increase (decrease) from:

    Deferred revenue                                        (3,333,332)             (3,333,332)              9,777,778
    Accounts receivable and other                            1,810,941              (2,064,944)                124,875
    Other assets                                              (154,262)               (233,021)             (1,464,809)
    Accounts payable                                         2,510,886                 110,364                (148,083)
    Accrued liabilities                                      2,210,327                (121,139)                228,043
    Advance from Genomics Center                             2,502,921
                                                          ------------            ------------            ------------
      Net cash used in operating activities                 (4,350,880)             (9,497,452)             (2,821,712)
                                                          ------------            ------------            ------------
Cash flows from investing activities:
  Acquisitions of marketable securities                    (24,890,446)            (17,352,936)            (28,131,068)
  Proceeds from sales and maturities of
    marketable securities                                   22,102,315              27,752,510              21,414,544
  Investment in Genomics Center                             (2,806,093)
  Return of investment in Genomics Center                    1,357,377
  Investment in property and equipment, net                 (9,403,738)             (1,265,253)               (461,418)
  Acquisition of intangible and other assets                (2,237,571)               (451,811)               (406,817)
                                                          ------------            ------------            ------------
      Net cash (used in) provided by investing
        activities                                         (15,878,156)              8,682,510              (7,584,759)
                                                          ------------            ------------            ------------
Cash flows from financing activities:
  Proceeds from issuance of series B
    preferred stock                                         24,000,000
  Proceeds from borrowings                                   6,000,000
  Repayment of borrowings                                   (1,775,966)             (1,558,233)             (1,342,860)
  Proceeds from sale/leaseback of
    equipment, net                                           2,762,189               1,391,668                 366,952
  Proceeds from issuance of common stock,
    net of issuance costs                                                                                    7,000,000
  Proceeds from issuance of stock pursuant
    to stock option and purchase plans                         194,872                 138,276                 108,141
  Purchase of warrants                                                                                         (50,000)
                                                          ------------            ------------            ------------
      Net cash provided by (used in)
        financing activities                                31,181,095                 (28,289)              6,082,233
                                                          ------------            ------------            ------------
Net increase (decrease) in cash and equivalents             10,952,059                (843,231)             (4,324,238)
Cash and equivalents, beginning of year                      2,906,851               3,750,082               8,074,320
                                                          ------------            ------------            ------------
Cash and equivalents, end of year                         $ 13,858,910            $  2,906,851            $  3,750,082
                                                          ============            ============            ============




                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                           SERIES B                                         UNREALIZED
                                        PREFERRED STOCK       COMMON STOCK      ADDITIONAL   LOSS ON
                                       ----------------     ----------------      PAID-IN   MARKETABLE   ACCUMULATED   STOCKHOLDERS'
                                NOTES  SHARES    AMOUNT     SHARES    AMOUNT      CAPITAL   SECURITIES     DEFICIT        EQUITY
                                -----  ------    ------     ------    ------    ----------  ----------   -----------   -------------

Balance, January 1, 1995                                  15,911,658  $15,912  $63,373,323  $(535,046)  $(34,832,707)   $28,021,482
Private placement of common
  stock                            7                       3,000,000    3,000    6,997,000                                7,000,000
Exercise of stock options          8                          54,070       54      108,087                                  108,141
Repurchase and retirement of
  warrants                                                                         (50,000)                                 (50,000)
Change in net unrealized loss      2                                                          421,773                       421,773
Net loss                                                                                                 (12,816,949)   (12,816,949)
                                                          ----------  -------  -----------  ---------   ------------   ------------
Balance, December 31, 1995                                18,965,728   18,966   70,428,410   (113,273)   (47,649,656)    22,684,447
Exercise of stock options          8                          70,995       71      138,205                                  138,276
Stock-based compensation to
  consultants                      1                                                27,225                                   27,225
Change in net unrealized loss      2                                                           10,574                        10,574
Net loss                                                                                                  (6,176,051)    (6,176,051)
                                                          ----------  -------  -----------  ---------   ------------   ------------
Balance, December 31, 1996                                19,036,723   19,037   70,593,840   (102,699)   (53,825,707)    16,684,471
Issuance of series B preferred
  stock                          4,7  2,526,316  $25,263                        23,974,737                               24,000,000
Exercise of 1992 warrants          7                         179,182      179         (179)
Issuance of shares pursuant to
  stock option and purchase
  plans                            8                          92,700       93      194,779                                  194,872
Stock-based compensation to
  consultants                      1                                                70,302                                   70,302
Change in net unrealized loss      2                                                           55,127                        55,127
Net loss                                                                                                 (12,630,954)   (12,630,954)
                                      ---------  -------  ----------  -------  -----------  ---------   ------------   ------------
Balance, December 31, 1997            2,526,316  $25,263  19,308,605  $19,309  $94,833,479  $ (47,572)  $(66,456,661)  $ 28,373,818
                                      =========  =======  ==========  =======  ===========  =========   ============   ============



                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ARIAD Pharmaceuticals, Inc. ("ARIAD" or the "Company") is engaged in the discovery and development of novel, orally administered pharmaceuticals based on signal transduction technology. ARIAD's comprehensive and integrated drug-discovery platform spans from target identification and validation (functional genomics), to structure-based drug design and combinatorial chemistry, to medicinal chemistry and pharmacology. This "gene-to-drug" research and development capability forms the basis for multiple business opportunities, each with a diversity of potential products. ARIAD is currently focusing its drug discovery efforts on (i) the development of orally administered drugs to block signal transduction pathways that play a critical role in major diseases such as osteoporosis, immune-related diseases and allergy/asthma, and (ii) the development of orally active therapeutic proteins based on a system that controls signal transduction pathways in genetically engineered cells. These drug discovery efforts are based on validated small-molecule drug targets and known therapeutic proteins. ARIAD is further building its gene-to-drug research and development capability by expanding its functional genomics program. The Company employs functional genomics to identify new drug targets for its signal transduction inhibitor program and novel proteins for its orally active therapeutic protein program. In each area of drug discovery, as well as in functional genomics, the Company has entered into a significant strategic alliance with a collaborator to complement its gene and drug discovery technologies or to support its commercialization efforts.

Principles of Consolidation

The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly owned subsidiary, ARIAD Corporation, and its 97%-owned subsidiary, ARIAD Gene Therapeutics, Inc. ("AGTI"). Intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

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

Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less. At December 31, 1997, approximately $3,000,000 of cash equivalent investments were pledged as collateral securing a $3,000,000 standby letter of credit which matured on January 10, 1998.

Marketable Securities

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

Investment in Genomics Center

The Company accounts for its investment in the Genomics Center using the equity method (Note 4). Intercompany transactions are eliminated to the extent of the Company's interest (50%) in the Genomics Center.

Intangible and Other Assets

Intangible and other assets consist primarily of purchased patents, patent applications, costs incurred in connection with the 1995 HMR Osteoporosis Agreement (Note 3) and deposits.

The cost of purchased patents and patent applications and costs incurred in filing for patents are capitalized. Capitalized costs related to patent applications are expensed when it becomes determinable that such applications will not be pursued. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Costs incurred in connection with the 1995 HMR Osteoporosis Agreement (Note 3) are being amortized over a three-year period beginning November 1995. Accumulated amortization of intangible and other assets at December 31, 1997 and 1996 was $2,110,977 and $1,425,710, respectively.

Revenue Recognition

Research revenue under collaborative research and development agreements is recognized as research is performed under the terms of the respective applicable agreement. Amounts received in advance under the 1995 HMR Osteoporosis Agreement (Note 3) are recorded as deferred revenue and are being amortized over the minimum term of the agreement, using the straight-line method. Revenue earned upon the attainment of research milestones is recognized when achieved. Research revenue billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company, under the terms of the Services Agreements with the Genomics Center (Note 4) is recognized as services are provided.

Stock-Based Compensation

The Company applies the intrinsic value method to account for employee stock-based compensation and the fair value method to account for stock-based compensation to consultants.

Net Loss Per Share

In the fourth quarter of 1997, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, unvested restricted stock, warrants and convertible securities. Net loss per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. Because of the net loss reported in each year, diluted and basic per share amounts are the same.

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

Recently Issued Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. All items of comprehensive income are to be reported in a "financial statement that is displayed with the same prominence as other financial statements." SFAS No. 130 does not require a specific format for this financial statement, but does mandate the display of an amount representing total comprehensive income for the period. The Company will adopt this statement effective January 1, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of whether operating segment reporting will be required.

2.  MARKETABLE SECURITIES

The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At December 31, 1997 and 1996, the Company's marketable securities consisted of the following:

                                        Aggregate          Amortized               Gross Unrealized
1997                                   Fair Value         Cost Basis            Gains           Losses
----                                   -----------        -----------           ------        ---------
U.S. Government obligations            $ 2,974,292        $ 3,006,012                         $ (31,720)
Corporate debt securities               12,526,255         12,542,107           $2,680          (18,532)
                                       -----------        -----------           ------        ---------
         Total                         $15,500,547        $15,548,119           $2,680        $ (50,252)
                                       ===========        ===========           ======        =========

1996
----
U.S. Government obligations            $ 4,444,217        $ 4,507,983           $  580        $ (64,346)
Corporate debt securities                8,101,761          8,140,694            3,120          (42,053)
Certificate of deposit                     249,471            249,471
                                       -----------        -----------           ------        ---------
         Total                         $12,795,449        $12,898,148           $3,700        $(106,399)
                                       ===========        ===========           ======        =========

At December 31, 1997 and 1996, approximately $14,504,000 and $8,545,000, respectively, of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the years ended December 31, 1997 and 1996.

Changes in market values resulted in a reduction of $55,127 and $10,574 in net unrealized losses for the years ended December 31, 1997 and 1996, respectively.

3.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In November 1995, the Company entered into an agreement with Hoechst Marion Roussel ("HMR") (the "1995 HMR Osteoporosis Agreement") to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the 1995 HMR Osteoporosis

Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. The Company has the right, under certain circumstances, to participate in the development and commercialization of these products for certain indications in North America. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. HMR may elect to terminate the 1995 HMR Osteoporosis Agreement and further payment obligations after November 1998 if certain scientific milestones have not been achieved, whereupon all rights would revert back to the Company. Revenue recognized under the 1995 HMR Osteoporosis Agreement amounted to $7,333,000, $9,333,000 and $1,222,000 for 1997, 1996 and 1995, respectively, including, in
1996, $2,000,000 for the achievement of the first research milestone which was included in accounts receivable at December 31, 1996.

The Company was the grantee organization of four grants from the National Institutes of Health to conduct research related to signal transduction. Costs incurred and the corresponding research revenue recognized were approximately $543,000, $971,000 and $880,000 for 1997, 1996 and 1995, respectively.

4.   HOECHST-ARIAD GENOMICS CENTER, LLC

In March 1997, the Company entered into an agreement which established a 50/50 joint venture with HMR to pursue functional genomics (the "1997 HMR Genomics Agreement") with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. Through December 31, 1997, the Company had invested $5,878,000 in leasehold improvements and equipment and funded $2,602,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 (Note 7). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Revenue recognized pursuant to the Services Agreements amounted to $1,357,000 for the year ended December 31, 1997. The Genomics Center had total assets of $2,507,000 at December 31, 1997 and incurred a net loss of $2,696,000 for the year ended December 31, 1997.

5.  LONG-TERM DEBT

Long-term debt was comprised of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    1997              1996
                                                                                 ----------        ----------
Bank term-note at prime plus 1% (9.5%) payable in monthly
   installments of $100,000 plus interest, through July 1, 2003                  $5,500,000        $  700,000
Capital lease obligation, at 9.0%, payable in monthly
   installments of $46,518 including interest, through
   December 31, 2000                                                              1,199,007         1,632,113
Government-sponsored seven-year term note, at prime plus
   2.75% (11.0%), payable in monthly installments of $11,905
   plus interest, through November 1, 1999                                          273,795           416,655
                                                                                 ----------        ----------
                             Total                                                6,972,802         2,748,768
Less current portion                                                              1,816,583         1,275,956
                                                                                 ----------        ----------
Long-term debt                                                                   $5,156,219        $1,472,812
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

The aggregate future principal payments are $1,817,000 in 1998, $1,828,000 in 1999, $1,404,000 in 2000, $1,200,000 in 2001 and $700,000 in 2002. Interest
payments during 1997, 1996 and 1995 were $395,447, $231,130 and $264,124, respectively.

6.  LEASES, LICENSED TECHNOLOGY AND OTHER COMMITMENTS

Facility Lease

In 1992, the Company entered into a ten-year noncancelable operating lease for approximately 50,000 square feet of office and laboratory space. The lease grants to the Company a right of first refusal on any additional space that may become available in the 100,000 square-foot building under substantially the same terms and conditions as the initial space. Pursuant to this right, the Company leased an additional 35,000 square feet of unimproved space, and completed renovations at an aggregate cost of $5,327,000. Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $945,000, $802,990 and $813,990, respectively. Future minimum annual rental payments under the lease are approximately $1,026,000 for each of the five years 1998 through 2002.

Equipment Leases

The Company utilizes lease credit facilities from various equipment leasing companies. The lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to five years, with various lease renewal or purchase options at the end of the initial term. Pursuant to a commitment from its principal equipment lessor, the Company has $2,238,000 of additional lease credit available through July 1998. Equipment rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,010,723, $1,461,951 and $1,846,564, respectively. Some of the agreements contain covenants requiring the Company to maintain certain minimum levels of net worth, working capital and liquid assets. Minimum future rental payments under the initial terms of the leases are approximately $1,316,000 for 1998, $800,000 for 1999, $673,000 for 2000, $673,000 for 2001 and $603,000 for 2002.

Collaborative Agreement

In connection with the establishment of the Genomics Center (Note 4), the Company entered into a three-year collaborative agreement that provides the Company with access to various genomic data. Under the terms of the agreement the Company is required to pay fees of $3,000,000 annually; $833,000 was charged to research expense in 1997 and is included in accrued liabilities at December 31, 1997. The agreement provides for additional payments for exclusive licenses, the achievement of certain milestones in drug development and royalties on net sales.

Licensed Technology

The Company and AGTI have entered into agreements with several universities under the terms of which the Company has received exclusive licenses or options to technology in certain patent applications. The agreements, which are generally cancelable by the Company, provide for the payment of license fees and/or minimum payments, which are generally creditable against future royalties. Fees aggregated $105,000, $125,000 and $105,500 for 1997, 1996 and 1995, respectively, and are expected to amount to approximately $165,000 for 1998, $120,000 during each of the three years in the period ending December 31, 2001 and $225,000 for 2002. In addition, the agreements provide for payments upon the achievement of certain milestones in drug development, such as the filing of an Investigational New Drug application or the filing of a New Drug Application for regulatory approval in the United States. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

Other Commitments

The Company has entered into various employment agreements with its senior executive officers. The agreements provide for aggregate annual base salaries of $1,160,000 and remaining terms of employment ranging up to four years.

7.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock which the Board of Directors is empowered to designate and issue in different series. At December 31, 1997, the Board of Directors had designated 500,000 shares as series A preferred stock, 5,000,000 shares as series B preferred stock and 4,500,000 shares remained undesignated.

On March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). The series B preferred stock is convertible one-for-one into common stock upon the earliest to occur of: (i) six months following termination of the Genomics Center, (ii) June 30, 2003, or (iii) upon a change of control of the Company; and, if still outstanding, the series B preferred stock shall be automatically converted on December 31, 2006. The series B stockholders have voting rights equivalent to common stockholders, subject to certain restrictions relative to a merger or acquisition of the Company.

Warrants

In 1997, warrants to purchase 733,258 shares of common stock, with an exercise price of $5.60 per share, issued in connection with a 1992 private placement, were exercised on a conversion right basis (cashless exercise) resulting in the issuance of 179,182 shares of common stock, and warrants to purchase 1,522 shares expired.

In 1994, in connection with an initial public offering, the Company issued 2,125,225 warrants with an exercise price of $8.40 per share, subject to adjustment. These publicly traded warrants expire on May 20, 1999 and are subject to earlier redemption.

Stockholder Rights Plan

On December 15, 1994, the Board of Directors adopted a stockholder rights plan which provided for the distribution to each stockholder of one series A preferred stock purchase right for each outstanding share of common stock. Under certain circumstances involving an acquisition by a person or group of 20% or more of ARIAD common stock or involving a 15% stockholder entering into certain transactions involving the Company, or into certain business combinations, the rights permit the holders (other than such person or group) to purchase ARIAD common stock at a 50% discount. The plan is designed to protect ARIAD stockholders in the event that an attempt is made to acquire the Company without an offer of fair value.

Minority Interest in Subsidiary

In 1995, pursuant to the terms of a 1994 license agreement, the Company distributed shares representing an aggregate of 3% of AGTI common stock outstanding to Stanford University and Harvard University. In addition, AGTI has granted stock options to certain ARIAD employees and consultants for the purchase of its common stock (Note 8).

8. STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

The Company's 1991 and 1994 Stock Option Plans (the "Plans") provide for the granting of nonqualified and incentive stock options to purchase up to a maximum of 6,068,608 shares of common stock to officers, directors, employees and consultants of the Company. Options become exercisable as specified in the related option agreement and expire ten years from the date of grant.

Transactions under the Plans for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                             Weighted
                                                             Average
                                                Number    Exercise Price
                                              of Shares      per Share
                                              ---------   --------------
Options outstanding, January 1, 1995          2,164,817        $4.82
  Granted                                       468,115         2.41
  Forfeited                                    (131,507)        2.14
  Exercised                                     (54,070)        2.00
                                              ---------
Options outstanding, December 31, 1995        2,447,355         2.25
  Granted                                       773,585         4.23
  Forfeited                                     (70,584)        2.70
  Exercised                                     (70,995)        1.91
                                              ---------
Options outstanding, December 31, 1996        3,079,361         2.57
  Granted                                       618,196         6.53
  Forfeited                                     (63,404)        4.88
  Exercised                                     (91,596)        2.07
                                              ---------
Options outstanding, December 31, 1997        3,542,557        $3.23
                                              =========


Options exercisable, December 31, 1995        1,463,501        $2.11
                                              =========
                     December 31, 1996        1,878,668        $2.18
                                              =========
                     December 31, 1997        2,197,320        $2.37
                                              =========

The following table sets forth information regarding options outstanding at December 31, 1997:

                                                                                              Weighted Average
  Range of                       Weighted        Weighted Average     Number of Option       Exercise Price for
  Exercise        Number of       Average         Remaining Life      Shares Currently            Currently
   Prices          Shares     Exercise Price          (years)            Exercisable             Exercisable
------------      ---------   --------------     ----------------     ----------------       ------------------

$1.59 - 2.31      2,115,664        $1.94                5.3               1,846,649                $1.95

 3.62 - 4.88        834,562         4.17                8.3                 255,671                 4.27

 4.88 - 7.63        592,331         6.49                9.5                  95,000                 5.36
------------        -------         ----                ---                  ------                 ----

$1.59 - 7.63      3,542,557        $3.23                6.7               2,197,320                $2.37
============      =========        =====                ===               =========                =====

In March 1995, the Company repriced options previously granted to purchase 1,391,732 shares (with original exercise prices ranging from $5.00 to $8.25 per share) to $2.00 per share, the then fair market value.

As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the reported net loss and net loss per share would have been reported as follows:

                               1997              1996              1995
                           ------------     -------------      ------------
Net loss                   $(13,663,496)     $(6,726,601)      $(13,082,789)

Net loss per share
(basic and diluted)        $       (.71)     $      (.35)      $       (.74)

The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1995. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using a Black/Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 6%, expected lives of the option grants ranging from two to six years and expected rates of volatility for the underlying stock of 78% for 1997 and 1996 and 86% for 1995. Using this model, the weighted average fair value per option for all options granted to consultants and employees in 1997, 1996 and 1995 was $3.10, $2.40 and $1.54, respectively.

The Company's subsidiary, AGTI, adopted stock option plans in 1993 substantially similar to the Plans and reserved 1,785,714 shares of AGTI's common stock for issuance pursuant to such plans. At December 31, 1997, options with respect to 1,238,565 shares of AGTI's common stock were outstanding at an exercise price of $.42 per share, and 928,930 shares were exercisable. If all of the options exercisable at December 31, 1997 had been exercised, the holders would own 17.8% of the outstanding shares of AGTI (22.2% if all outstanding options had been exercised).

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 500,000 shares of common stock. Under this plan, substantially all of its employees may, through payroll withholdings, purchase shares of the Company's stock at a price of 85% of the lesser of the fair market value at the beginning or end of each three-month withholding period. During 1997, 1,104 shares of common stock were issued.

9.  RELATED-PARTY TRANSACTIONS

In 1995, Vector Securities International, Inc. ("Vector Securities") provided consulting and investment banking services to the Company in seeking strategic alliances with established pharmaceutical and biotechnology companies. In connection with the 1995 HMR Osteoporosis Agreement (Note 3), the Company incurred fees to Vector Securities aggregating $75,000 in 1996 and $1,200,000 in 1995. A member of the Board of Directors of the Company served as Vice Chairman of Vector Securities during 1995 and 1996.

10.  INCOME TAXES

At December 31, 1997, the Company had available for federal tax reporting purposes, net operating loss carryforwards of approximately $64.8 million which expire commencing in 2006. The Company also had federal research and development credit carryovers of approximately $2.6 million which expire commencing in 2006. Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

The components of deferred income taxes were as follows:

                                               1997                 1996
                                           ------------         ------------

Deferred tax liabilities:
    Intangible and other assets            $  1,390,000         $    481,000
    Organizational costs                          1,000                1,000
                                           ------------         ------------
Total deferred tax liabilities                1,391,000              482,000
                                           ------------         ------------

Deferred tax assets:
    Net operating loss carryforwards         25,383,000           18,842,000
    Tax credit carryovers                     5,398,000            4,288,000
    Depreciation                                749,000              458,000
    Deferred revenue                          1,244,000            2,698,000
    Other                                        42,000               30,000
                                           ------------         ------------
Total deferred tax assets                    32,816,000           26,316,000
                                           ------------         ------------

Deferred tax assets, net                     31,425,000           25,834,000

Valuation allowance                         (31,425,000)         (25,834,000)
                                           ------------         ------------

Total deferred taxes                       $   -0-              $   -0-
                                           ============         ============

The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 1997 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased during 1997 primarily due to an increase in the Company's net operating loss carryforwards and tax credit carryovers.

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

In the Degulis Action, plaintiff purports to sue individually and on behalf of a purported class of persons who purchased securities issued by the Company during the period May 20, 1994 through September 21, 1994. Plaintiff alleges, among other things, that the Registration Statement filed in connection with the IPO was false and misleading. Each of the defendants therefore are alleged to have violated Sections 11 and 12(2) of the Securities Act, and the individual defendants also are alleged to be secondarily liable under Section 15 of the Securities Act. The complaint also alleges among other things, that David Blech and D. Blech & Co. participated in purported "sham" sales transactions of the Company's securities after the IPO in an alleged attempt to artificially inflate the prices at which the Company's securities were sold in the public markets. Plaintiff alleges that all defendants knew, or should have known, of this alleged scheme and that they are liable for their failure to disclose the alleged scheme to the investing public at the time of the IPO and thereafter. All defendants are alleged to have participated in this alleged scheme and thus to have violated Section 10(b) of the Exchange Act, and SEC Rule 10b-5, and to have engaged in common-law fraud. There are no allegations that assert specific acts of participation or wrongdoing by the Company in the alleged schemes. Plaintiffs seek an unspecified amount of damages, costs and attorneys' fees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company are as follows:

NAME                              AGE        POSITION
----                              ---        --------

Harvey J. Berger, M.D.(1)         47         Chairman of the Board of Directors,
                                             President and Chief Executive
                                             Officer
Charles C. Cabot III              41         Executive Vice President and Chief
                                             Operating Officer
Michael Gilman, Ph.D.             42         Executive Vice President and Chief
                                             Scientific Officer and Scientific
                                             Director, ARIAD Gene Therapeutics,
                                             Inc.
Jay R. LaMarche(1)                51         Executive Vice President and Chief
                                             Financial Officer, Treasurer and
                                             Director
Manfred Weigele, Ph.D.            65         Senior Vice President, Physical and
                                             Chemical Sciences
David L. Berstein                 45         Vice President, Chief Patent
                                             Counsel
Rainer Fuchs, Ph.D.               37         Vice President, Chief Information
                                             Officer and Director,
                                             Bioinformatics, Hoechst-ARIAD
                                             Genomics Center, LLC
Dennis A. Holt, Ph.D.             41         Vice President, Drug Discovery -
                                             Chemistry
John D. Iuliucci, Ph.D.           55         Vice President, Drug Development
Kathleen L. Mattis                41         Vice President, Finance and
                                             Corporate Controller
Mark J. Zoller, Ph.D.             44         Vice President, Genomics and Acting
                                             Scientific Director, Hoechst-ARIAD
                                             Genomics Center, LLC
Joan S. Brugge, Ph.D.             48         Co-chair, Board of Scientific and
                                             Medical Advisors and Director
Vaughn D. Bryson(1)               59         Director
John M. Deutch, Ph.D.             59         Director
Philip Felig, M.D.(2)             61         Director
Peter T. Joseph(3)                47         Director
Joel S. Marcus(3)                 50         Director
Sandford D. Smith(2)              50         Director
Raymond S. Troubh(2)              71         Director
David T. Washburn                 67         Secretary
---------------------------

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

    Charles C. Cabot III has served as Executive Vice President and Chief Operating Officer of ARIAD since March 1997. He served as Senior Vice President and Chief Operating Officer from January 1994 to February 1997 and as Senior Vice President, Business Operations of ARIAD from January 1992 to December 1993. Prior to joining ARIAD, from 1985 to 1991, Mr. Cabot held several positions at Centocor, Inc., most recently as a Vice President in the corporate group. Prior to joining Centocor, Inc., he was employed at Arthur D. Little where he was a Program Manager in the Decision Resources Division. Mr. Cabot received his A.B. degree in English and American Literature from Harvard College.

    Michael Gilman, Ph.D. has served as Executive Vice President and Chief Scientific Officer since March 1997. He served as Senior Vice President, Drug Discovery from October 1996 to February 1997 and as Vice President, Research - Gene Therapy from August 1994 to September 1996. Dr. Gilman has served as Scientific Director of ARIAD Gene Therapeutics, Inc. since August
    1994.   Prior to joining ARIAD, Dr. Gilman was on the staff at the Cold
    Spring Harbor Laboratory since 1986, most recently as a Senior Scientist. Dr. Gilman received his Ph.D. degree in Biochemistry from the University of California, Berkeley. He received an S.B. degree in life sciences from the Massachusetts Institute of Technology.

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

    Manfred Weigele, Ph.D. has served as Senior Vice President, Physical and Chemical Sciences since October 1996 and served as Senior Vice President, Research - Chemistry of ARIAD from October 1991 to September 1996. Prior to joining ARIAD, from 1985 to 1991, Dr. Weigele was a Vice President and Group Director of Chemistry Research for Hoffmann-LaRoche Inc., where he directed chemistry research. He joined Hoffmann-LaRoche, a worldwide pharmaceuticals company, in 1965. Dr. Weigele received his undergraduate training at Technische Universitat in Braunschweig, Germany and his Ph.D. degree from the University of Wisconsin.

    David L. Berstein has served as Vice President, Chief Patent Counsel of ARIAD since September 1993. Prior to joining ARIAD, from 1990 through 1993, Mr. Berstein was Patent Counsel at BASF Bioresearch Corporation, where he was responsible for intellectual property matters, including patents and licensing. Prior to joining BASF, from 1985 to 1990, Mr. Berstein was a patent attorney at Genetics Institute, Inc. where he was involved in various aspects of the patent process from patent procurement through litigation. Mr. Berstein joined Genetics Institute from the law firm of Cooper & Dunham. Mr. Berstein received his B.S. degree from the University of Michigan and his J.D. degree from Fordham University.

    Rainer Fuchs, Ph.D. has served as Vice President, Chief Information Officer since January 1998. Dr. Fuchs also serves as Director, Bioinformatics for the Hoechst-ARIAD Genomics Center, LLC. Prior to joining ARIAD, Dr. Fuchs established and directed the bioinformatics group at Glaxo Wellcome, where he served most recently as Director of Bioinformatics. Dr. Fuchs began his career at the European Molecular Biology Laboratory (EMBL) Data Library Program in Heidelberg, Germany. He received his Ph.D. degree in Biochemistry from Technische Hochschule Darmstadt in Germany.

    Dennis Holt, Ph.D. has served as Vice President, Drug Discovery - Chemistry since October 1996 and served as Director of Research, Chemistry from August 1994 to September 1996. Prior to joining ARIAD, Dr. Holt was Associate Director of the medicinal chemistry group at SmithKline Beecham Pharmaceuticals where he focused on the discovery of novel synthetic and semi-synthetic drugs. Dr. Holt received his B.A. degree from Johns Hopkins University and his M.A. and Ph.D. degrees from Harvard University.

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

    Kathleen L. Mattis has served as Vice President, Finance and Corporate Controller of ARIAD since November 1994. Previously, she served as Director of Finance and Corporate Controller for ARIAD from February 1992 to October 1994. Ms. Mattis was formerly Director of Finance in the Research and Development Division of Centocor, Inc. from 1990 to 1992. Previously, she was Director of Finance and Controller of Novo Nordisk Pharmaceuticals, Inc. She also held positions as Financial Analyst and Senior Auditor at Bristol-Myers Squibb. Ms. Mattis received her B.S. degree in Accounting from Drexel University and M.B.A. degree from the Wharton School of the University of Pennsylvania.

    Mark J. Zoller, Ph.D. has served as Vice President, Genomics of ARIAD and Acting Scientific Director for the Hoechst-ARIAD Genomics Center, LLC since April 1997. Dr. Zoller also served as Vice President, Drug Discovery - Signal Transduction from October 1996 to March 1997 and as Vice President, Research - Molecular Biology from November 1994 to September 1996. Previously, he served as Director, Molecular Biology for ARIAD from June 1992 to October 1994. Prior to joining ARIAD, he was a Senior Scientist and group leader of Genentech, Inc. Previously, Dr. Zoller was a Senior Staff Investigator at the Cold Spring Harbor Laboratory where he focused on the development of molecular genetic systems to study protein kinases. Dr. Zoller received his Ph.D. degree in Chemistry from the University of California, San Diego and was a Postdoctoral Fellow in Molecular Biology at the University of Vancouver, Canada.

    Joan S. Brugge, Ph.D., a Director since February 1995, is Professor of Cell Biology at Harvard Medical School and, since March 1997, she has co-chaired the Advisory Board. Dr. Brugge served as Senior Vice President, Exploratory Research at ARIAD from October 1996 through July 1997 and as Senior Vice President, Research-Biology from May 1992 to September 1996 and as Scientific Director of ARIAD from May 1992 to February 1997. From 1989 to 1992, Dr. Brugge was a Professor of Microbiology at the University of Pennsylvania School of Medicine and an Investigator of the Howard Hughes Medical Institute. Dr. Brugge currently serves on the Medical Advisory Board of the Howard Hughes Medical Institute and the Advisory Committee to the Director and the Board of Scientific Advisors of the National Cancer Institute. She received her A.B. degree in Biology from Northwestern University and her Ph.D. degree in Virology from Baylor College of Medicine and completed postdoctoral research at the University of Colorado Medical Center.

    Vaughn D. Bryson, a Director of ARIAD since February 1995, is President of Life Science Advisors, Inc. Mr. Bryson was a thirty-two year employee of Eli Lilly & Co. ("Lilly") and served as President and Chief Executive Officer of Lilly from 1991 to 1993. He was Executive Vice President from 1986 until 1991. He served as a member of Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International Inc. from April 1994 to December 1996. He also is a Director of Chiron Corporation, Fusion Medical Technologies, Inc., Perclose, Inc. and Quintiles Transnational Corporation. He received a B.S. degree in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

    John M. Deutch, Ph.D., a Director of ARIAD since March 1997, is an Institute Professor at the Massachusetts Institute of Technology. He has previously served as Director of Central Intelligence, Deputy Secretary of Defense, Undersecretary of Defense (Acquisition and Technology), Provost of the Massachusetts Institute of Technology, Dean of the School of Science, Chairman of the Department of Chemistry and the Karl Taylor Compton Professor of Chemistry. Mr. Deutch has received numerous awards and honors in physical chemistry and computational sciences. Mr. Deutch received his B.A. degree from Amherst College and his D.Sc. degree from the Massachusetts Institute of Technology. Mr. Deutch is a Director of Citicorp, CMS Energy, Cummins Engine Company, Inc. and Schlumberger Ltd.

    Philip Felig, M.D., a Director of ARIAD since October 1991, is currently in medical practice specializing in endocrinology and diabetes as an Attending Physician on the Senior Medical Staff at Lenox Hill Hospital. Prior to this, from 1986 to 1987, he was Chief Executive Officer of Sandoz Pharmaceuticals Corporation and from 1984 to 1987, President of the Sandoz Research Institute. Dr. Felig came to Sandoz from the Yale University School of Medicine where he was Professor and Vice-Chairman of the Department of Medicine and Chief of Endocrinology. Dr. Felig received his B.A. degree from Princeton University and his M.D. degree from the Yale University School of Medicine and did further medical training at the Yale-New Haven Hospital, the Joslin Laboratory at Harvard Medical School and the Peter Bent Brigham Hospital. Dr. Felig also holds an Honorary Doctor of Medicine from the Karolinska Institute.

    Peter T. Joseph, a Director of ARIAD since October 1991, is Chairman and Chief Executive Officer of Rosecliff, Inc., an investment management firm which he has headed since 1987. Mr. Joseph joined the Bass family interests in 1984 and became a Vice President of Keystone, Inc. (formerly the Robert
    M. Bass Group, Inc.) in 1986. He founded Acadia Partners, L.P. in 1987, where he was the Managing General Partner. He served as Vice President of Keystone, Inc. and Managing Partner of Acadia until March 1992. Prior to joining the Bass family interests, Mr. Joseph managed his own merchant banking firm, worked in the corporate finance and merger and acquisition areas at Morgan Stanley & Co. and practiced as a tax and corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison. He graduated from the Woodrow Wilson School of Public and International Affairs at Princeton University with an A.B. degree and an M.P.A. degree in Public Affairs and earned a J.D. degree from Yale Law School.

    Joel S. Marcus, a Director of ARIAD since February 1995, is Chief Executive Officer of Alexandria Real Estate Equities, Inc., the only publicly held real estate investment trust principally focused on the life sciences industry. Mr. Marcus is a founder and principal of Health Science Capital Partners, which invests in healthcare related companies. From 1986 to 1994, Mr. Marcus was a partner with Brobeck, Phleger & Harrison, a law firm (and its predecessor). Mr. Marcus is a co-founder of the International Life Science Partnering Conference and was one of the original architects and officers of the Kirin-Amgen, Inc. joint venture, which financed the development of two leading genetically engineered pharmaceuticals. He received his undergraduate degree from the University of California, Los Angeles ("UCLA"), and a J.D. degree also from UCLA. He is also a licensed certified public accountant.

    Sandford D. Smith, a Director of ARIAD since October 1991, is President, Therapeutics International, Genzyme Corporation. Previously, from May 1996 to September 1996, he was Vice President and General Manager, Specialty Therapeutics and International Group, Genzyme Corporation. Mr. Smith was President and Chief Executive Officer and a Director of the Repligen Corporation from 1986 to March 1996. Mr. Smith previously held a number of positions with the Bristol-Myers Company from 1977 to 1986, including, most recently, Vice President of Corporate Development and Planning for the United States Pharmaceutical and Nutritional Group. Mr. Smith earned his B.A. degree from the University of Denver. Mr. Smith is also a Director of CSPI.

    Raymond S. Troubh, a Director of ARIAD since October 1991, has been a financial consultant for more than the past five years. He was a general partner of Lazard Freres & Co., an investment banking firm, and a governor of the American Stock Exchange. Mr. Troubh is a Director of America West Airlines, Inc., Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., Foundation Health Systems Inc., General American Investors Company, Inc., Olsten Corporation, Petrie Stores Corporation, Time Warner Inc., Triarc Companies, Inc. and WHX Corporation. He received his A.B. degree from Bowdoin College and his LL.B. degree from Yale Law School.

    David T. Washburn, Secretary of ARIAD since October 1991, is of counsel to the firm of Paul, Weiss, Rifkind, Wharton & Garrison, corporate counsel to ARIAD. Mr. Washburn received his B.A. from the University of Vermont in 1952 and his LL.B. from New York University in 1955.

    ITEM 11.    EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the captions "Proposal 1.-- Election of Class 1 Directors -- Additional Information Concerning the Board of Directors" and "Executive Compensation" is incorporated herein by this reference.

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

                                     PART IV

    ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report are incorporated herein by reference to Item 8:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and Commonwealth of Massachusetts on the 5th of March, 1998.

                                      ARIAD PHARMACEUTICALS, INC.

                                      By:     /s/ Harvey J. Berger
                                              --------------------
                                      Name:   Harvey J. Berger, M.D.
                                      Title:  Chairman, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                                TITLE                                      DATE

/s/ Harvey J. Berger            Chairman Of The Board Of Directors,                March 5, 1998
--------------------            President And Chief Executive Officer
Harvey J. Berger, M.D.          (Principal Executive Officer)


/s/ Jay R. LaMarche             Executive Vice President, Chief Financial          March 5, 1998
--------------------            Officer, Treasurer And Director
Jay R. LaMarche                 (Principal Financial And Accounting Officer)


/s/ Joan S. Brugge              Director                                           March 5, 1998
------------------
Joan S. Brugge, Ph.D.

/s/ Vaughn D. Bryson            Director                                           March 5, 1998
---------------------
Vaughn D. Bryson

/s/ John M. Deutch              Director                                           March 5, 1998
------------------
John M. Deutch, Ph.D.

/s/ Philip Felig                Director                                           March 5, 1998
------------------
Philip Felig, M.D.

/s/ Peter T. Joseph             Director                                           March 5, 1998
-------------------
Peter T. Joseph

/s/ Joel S. Marcus              Director                                           March 5, 1998
-------------------
Joel S. Marcus

/s/ Sandford D. Smith           Director                                           March 5, 1998
----------------------
Sandford D. Smith

/s/ Raymond S. Troubh           Director                                           March 5, 1998
---------------------
Raymond S. Troubh


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
10.5        Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. And Jay R. LaMarche.(1)
10.6        Executive Employment Agreement, dated as of October 14, 1991, between ARIAD Pharmaceuticals, Inc. And Manfred
            Weigele, Ph.D.  (1)
10.7        Loan and Security Agreement, dated September 23, 1992, by and between ARIAD Pharmaceuticals, Inc., ARIAD Corporation and
            BayBank Boston, N.A. and related instruments and documents.  (1)



10.8        Loan Agreement, dated October 28, 1992, among ARIAD Corporation, ARIAD Pharmaceuticals, Inc. and the Massachusetts
            Business Development Corporation and related instruments and documents. (1)
10.9        Equipment Lease Agreement, dated December 10, 1992, by and between ARIAD Corporation and General Electric Capital
            Corporation. (1)
10.10       Master Lease Agreement, dated December 21, 1992, by and between ARIAD Corporation and Comdisco, Inc. (1)
10.11       ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees, as amended.  (5)
10.12       ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors.  (1)
10.13       ARIAD Retirement Savings Plan.  (1)
10.14       Amended and Restated Agreement dated as of December 12, 1997 between the Board of Trustees of the Leland Stanford Junior
            University and ARIAD Gene Therapeutics, Inc. (9)
10.15       Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J.
            Berger, M.D. (3)
10.16       Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Joan S.
            Brugge, Ph.D. (3)
10.17       Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Charles C.
            Cabot III. (3)
10.18       Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R.
            LaMarche. (3)
10.19       Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Manfred
            Weigele, Ph.D. (3)
10.20       Unit Purchase and Technology Right of First Negotiation Agreement, dated May 5, 1994, among Genentech, Inc., ARIAD
            Pharmaceuticals, Inc. and ARIAD Gene Therapeutics, Inc. (3)
10.21       Amendment No. 2, dated June 30, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey
            J. Berger, M.D. (5)
10.22       Ariad Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors. (5)
10.23       Collaborative Research and License Agreement, dated November 5, 1995, between Roussel Uclaf and ARIAD Pharmaceuticals,
            Inc. (7)
10.24       License Agreement dated as of September 12, 1996 between Mochida Pharmaceuticals Co., Ltd. and ARIAD Pharmaceuticals,
            Inc. (8)
10.25       Joint Venture Agreement dated as of February 14, 1997 between Genovo, Inc. and ARIAD Gene Therapeutics, Inc. (8)
10.26       Joint Venture Master Agreement dated as of March 4, 1997 between Hoechst Marion Roussel, Inc. and ARIAD Pharmaceuticals,
            Inc. (8)
10.27       Stock Purchase, Standstill and Registration Rights Agreement dated as of March 4, 1997 between Hoechst Marion Roussel,
            Inc. and ARIAD Pharmaceuticals, Inc. (8)
10.28       Collaborative Agreement dated as of March 4, 1997 between Incyte Pharmaceuticals, Inc. and ARIAD Pharmaceuticals, Inc.
            (8)
10.29       Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J.
            Berger, M.D. (8)
10.30       Amendment, dated January, 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R.
            LaMarche (8)



10.31       Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Charles C.
            Cabot III (8)
10.32       Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Manfred
            Weigele, Ph.D. (8)
10.33       Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Michael
            Gilman, Ph.D. (8)
10.34       Consulting Agreement, dated July 1, 1997, between ARIAD Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (8)
10.35       ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan (8)
10.36       Amendment to the 1991 Stock Option Plan for Employees and Consultants (8)
10.37       Amendment to the 1994 Stock Option Plan for Non-Employee Directors (8)
10.38       Fourth Amendment to Loan and Security Agreement dated June 27, 1997 with BankBoston, N.A. as successor in interest to
            BayBank, N.A. (8)
10.39       License Agreement, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and Mitotix Inc. (8)
10.40       Technology Purchase and Sale Agreement and related agreements, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc.
            and Mitotix, Inc. (8)
10.41       ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan (9)
21.1        Subsidiaries of the Company. (3)
23.1        Consent of Deloitte & Touche LLP (9)


      ---------------

(1)      Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange
         Commission on June 25, 1993.
(2)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on April 15, 1994.
(3)      Incorporated by reference to registration statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and
         Exchange Commission on March 11, 1994.
(4)      Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 21,
         1994.
(5)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995.
(6)      Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on May 15, 1995.
(7)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 15, 1996.
(8)      Incorporated by reference to Forms 10-Q of the Company filed with the Securities and Exchange Commission on May 12, 1997,
         August 12, 1997 and November 12, 1997.
(9)      Filed herewith.
