Form 10-Q
period 1998-03-31
ARIAD PHARMACEUTICALS INC
filed 1998-05-12
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the Registrant's common stock outstanding as of May 1, 1998 was 19,340,232.


================================================================================

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


PART  I.   FINANCIAL INFORMATION                                       Page No.
--------------------------------                                       --------

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997 .........................................   1

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1998 and 1997 ....................   2

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1998 and 1997 ....................   3

           Notes to Unaudited Condensed Consolidated Financial
           Statements ....................................................   4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...........................   6

PART II.   OTHER INFORMATION
----------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..............................   9

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                                            March 31,               December 31,
                                                                              1998                      1997
                                                                          ------------              ------------
Current assets:
    Cash and cash equivalents                                             $  7,481,567              $ 13,858,910
    Marketable securities                                                   13,889,843                15,500,547
    Prepaid expenses and other                                               1,805,905                   758,463
                                                                          ------------              ------------
             Total current assets                                           23,177,315                30,117,920
                                                                          ------------              ------------
Property and equipment:
    Leasehold improvements                                                  12,492,845                12,350,100
    Equipment and furniture                                                  5,090,786                 5,549,127
                                                                          ------------              ------------
             Total                                                          17,583,631                17,899,227
    Less accumulated depreciation and amortization                           7,078,230                 6,459,857
                                                                          ------------              ------------
             Property and equipment, net                                    10,505,401                11,439,370
                                                                          ------------              ------------
Investment in Genomics Center                                                1,638,811                 1,418,864
                                                                          ------------              ------------
Intangible and other assets, net                                             4,513,173                 4,433,022
                                                                          ------------              ------------
Total                                                                     $ 39,834,700              $ 47,409,176
                                                                          ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                     $  1,827,322              $  1,816,583
    Accounts payable                                                         2,896,366                 3,299,168
    Accrued liabilities                                                      1,813,145                 2,849,353
    Advance from Genomics Center                                             2,962,455                 2,502,921
    Deferred revenue                                                         2,277,781                 3,111,114
                                                                          ------------              ------------
             Total current liabilities                                      11,777,069                13,579,139
                                                                          ------------              ------------
Long-term debt                                                               4,695,272                 5,156,219
                                                                          ------------              ------------
Deferred revenue                                                               300,000                   300,000
                                                                          ------------              ------------
Stockholders' equity:
    Series B convertible preferred stock, $.01 par value;
        authorized, 5,000,000 shares; issued and outstanding,
        2,526,316 shares in 1998 and 1997 (liquidation
        preference, $24,000,000)                                                25,263                    25,263
    Common stock, $.001 par value; authorized, 60,000,000
        shares; issued and outstanding, 19,337,656 shares in
        1998 and 19,308,605 shares in 1997                                      19,338                    19,309
    Additional paid-in capital                                              94,931,172                94,833,479
    Net unrealized loss on marketable securities                               (50,818)                  (47,572)
    Accumulated deficit                                                    (71,862,596)              (66,456,661)
                                                                          ------------              ------------
                  Stockholders' equity                                      23,062,359                28,373,818
                                                                          ------------              ------------
Total                                                                     $ 39,834,700              $ 47,409,176
                                                                          ============              ============



      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                             1998              1997
                                                         -----------       -----------

Revenue:
     Research revenue (principally related parties)      $ 2,846,586       $ 1,973,333
     Interest income                                         313,045           292,717
                                                         -----------       -----------
         Total revenue                                     3,159,631         2,266,050
                                                         -----------       -----------
Operating expenses:
     Research and development                              7,735,955         4,257,141
     General and administrative                              699,029           758,065
     Interest expense                                        130,582            57,475
                                                         -----------       -----------
         Total operating expenses                          8,565,566         5,072,681
                                                         -----------       -----------
Net loss                                                 $(5,405,935)      $(2,806,631)
                                                         ===========       ===========

Net loss per share (basic and diluted)                   $      (.28)      $      (.15)
                                                         ===========       ===========

Weighted average number of shares
     of common stock outstanding                          19,317,955        19,145,577



       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                     1998              1997
                                                                                 -----------       -----------
Cash flows from operating activities:
     Net loss                                                                    $(5,405,935)      $(2,806,631)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               842,336           578,237
         Deferred revenue                                                           (833,333)         (833,333)
         Stock-based compensation                                                     19,773            19,975
         Increase (decrease) from:
              Prepaid expenses and other                                          (1,047,442)           39,547
              Accounts receivable - related party                                                    2,000,000
              Other assets                                                            (9,910)         (277,270)
              Accounts payable                                                      (402,802)          403,451
              Accrued liabilities                                                 (1,036,208)          850,667
              Advance from Genomics Center                                           459,534
                                                                                 -----------       -----------
                  Net cash used in operating activities                           (7,413,987)          (25,357)
                                                                                 -----------       -----------
Cash flows from investing activities:
     Acquisitions of marketable securities                                        (3,625,867)       (5,527,348)
     Proceeds from sales and maturities of marketable securities                   5,201,488         7,084,674
     Investment in Genomics Center                                                (1,186,020)         (625,000)
     Return of investment in Genomics Center                                         956,253
     Investment in property and equipment, net                                    (1,109,613)         (948,772)
     Acquisition of intangible and other assets                                     (252,547)         (145,780)
                                                                                 -----------       -----------
                  Net cash used in investing activities                              (16,306)         (162,226)
                                                                                 -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of series B preferred stock                                             24,000,000
     Repayment of borrowings                                                        (450,208)         (440,375)
     Proceeds from sale/leaseback of equipment                                     1,425,209
     Proceeds from issuance of stock pursuant to stock option and
       purchase plans                                                                 77,949            90,753
                                                                                 -----------       -----------
                  Net cash provided by financing activities                        1,052,950        23,650,378
                                                                                 -----------       -----------
Net (decrease) increase in cash and equivalents                                   (6,377,343)       23,462,795
Cash and equivalents, beginning of period                                         13,858,910         2,906,851
                                                                                 -----------       -----------
Cash and equivalents, end of period                                              $ 7,481,567       $26,369,646
                                                                                 ===========       ===========






       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three-month periods ended March 31, 1998 and 1997.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   MARKETABLE SECURITIES

     The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At March 31, 1998 and December 31, 1997, the Company's marketable securities consisted of the following:

                                          Aggregate          Amortized            Gross Unrealized
     1998                                 Fair Value         Cost Basis         Gains         Losses
     ----                                -----------        -----------        ------        --------
     U.S. Government obligations         $ 1,278,091        $ 1,303,734                      $(25,643)
     Corporate debt securities            12,611,752         12,636,927        $1,606         (26,781)
                                         -----------        -----------        ------        --------
              Total                      $13,889,843        $13,940,661        $1,606        $(52,424)
                                         ===========        ===========        ======        ========

     1997
     ----
     U.S. Government obligations         $ 2,974,292        $ 3,006,012                      $(31,720)
     Corporate debt securities            12,526,255         12,542,107        $2,680         (18,532)
                                         -----------        -----------        ------        --------
              Total                      $15,500,547        $15,548,119        $2,680        $(50,252)
                                         ===========        ===========        ======        ========

     At March 31, 1998, approximately $11,303,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended March 31, 1998; the net unrealized loss of $50,818 is included in stockholders' equity.

3.   NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

4.   HOECHST-ARIAD GENOMICS CENTER, LLC

     In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operations. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through March 31, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $3,788,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Revenue recognized pursuant to the Services Agreements amounted to $956,000 for the quarter ended March 31, 1998. The Genomics Center had total assets of $2,969,000 at March 31, 1998 and incurred a net loss of $1,911,000 for the quarter ended March 31, 1998.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss for the first quarter of 1998 would include the net unrealized loss on marketable securities of $3,246 for the three months ended March 31, 1998 resulting in a comprehensive loss of $5,409,181.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments, will be effective for the Company's financial statements for the year ending December 31, 1998. The Company has not yet completed its analysis of whether operating segment reporting will be required.

6.   SUBSEQUENT EVENTS

     On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9.3 million after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ARIAD Pharmaceuticals, Inc. (the "Company" or "ARIAD") is engaged in the discovery and development of novel, orally administered pharmaceuticals based on signal transduction technology. ARIAD's comprehensive and integrated drug-discovery platform spans from target identification and validation (functional genomics), to structure-based drug design and combinatorial chemistry, to medicinal chemistry and pharmacology. This "gene-to-drug" research and development capability forms the basis for multiple business opportunities, each with a diversity of potential products. ARIAD is currently focusing its drug discovery efforts on (i) the development of orally administered drugs to block signal transduction pathways that play a critical role in major diseases such as osteoporosis, immune-related diseases and allergy/asthma, and (ii) the development of orally active therapeutic proteins based on a system that controls signal transduction pathways in genetically engineered cells. These drug discovery efforts are based on validated small-molecule drug targets and known therapeutic proteins. ARIAD is further building its gene-to-drug research and development capability by expanding its functional genomics program. The Company employs functional genomics to identify new drug targets for its signal transduction inhibitor program and novel proteins for its orally active therapeutic protein program. In each area of drug discovery, as well as in functional genomics, the Company has entered into a significant strategic alliance with a collaborator to complement its gene and drug discovery technologies or to support its commercialization efforts.

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center") pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1998, the Company had an accumulated deficit of $71,863,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

REVENUE

The Company recognized research revenue of $2,847,000 for the quarter ended March 31, 1998 compared to $1,973,000 for the same period in 1997. Research revenue in 1998 is comprised principally of research revenue from the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement") and the 1997 HMR Genomics Agreement. The increase in research revenue of $874,000 for the quarter ended March 31, 1998 when compared to the corresponding period in 1997 is a result of services provided to the Genomics Center which commenced in the second quarter of 1997. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years and research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1998.

Interest income increased by $20,000 to $313,000 for the quarter ended March 31, 1998 compared to $293,000 for the same period in 1997 primarily as a result of higher levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses increased to $7,736,000 for the quarter ended March 31, 1998 compared to $4,257,000 for the same period in 1997 due primarily to research services provided to the Genomics Center under the Services Agreements and increased expenses in the orally active protein therapy program, including manufacturing development and other preclinical development costs. The Company expects its research and development expenses to increase substantially over the next two years as a result of research services to be provided to the Genomics Center as well as increased manufacturing and preclinical development costs associated with its drug candidates and, if such preclinical studies are successful, the subsequent cost of human clinical trials.

General and administrative expenses decreased to $699,000 for the quarter ended March 31, 1998 compared to $758,000 for the corresponding period in 1997 primarily due to decreased legal expenses.

The Company incurred interest expense of $131,000 for the quarter ended March 31, 1998 compared to $57,000 for the corresponding period in 1997. The increase resulted from a higher level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $5,406,000 for the quarter ended March 31, 1998 and $2,807,000 for the corresponding period in 1997, or $.28 and $.15 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its activities expand and services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including the sale of series B preferred stock to HMR in connection with the formation of the Genomics Center in March 1997, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement and the 1997 HMR Genomics Agreement.

As of March 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $21,371,000 and working capital of $11,400,000 compared to cash, cash equivalents and marketable securities totaling $29,359,000 and working capital amounting to $16,539,000 at December 31, 1997.

The primary uses of cash during the three months ended March 31, 1998 were $7,414,000 to finance the Company's operations and working capital requirements, including an annual payment of $3,000,000 for access to various genomics databases, $1,110,000 to purchase laboratory equipment, $450,000 to repay long-term debt, $230,000 for net investment in the Genomics Center and $253,000 to acquire intellectual property. The primary sources of cash during the quarter ended March 31, 1998 were $1,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, $2,278,000 in advances from the Genomics Center, $1,425,000 from the sale/leaseback of laboratory equipment and $1,576,000 of net proceeds from the sale and maturity of marketable securities.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through March 31, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $3,788,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000 as discussed below.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, to fund its commitment to the Genomics Center, the Company may, at its option, require HMR to make additional purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9.3 million after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933.

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

The Company believes that its available cash and existing sources of funding, including the estimated net proceeds from the private offering described above, will be adequate to satisfy its capital and operating requirements through 1998. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         NONE

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

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

Date: May 12, 1998