Form 10-Q
period 1998-06-30
ARIAD PHARMACEUTICALS INC
filed 1998-08-06
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


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

                             YES [X]    NO [ ]

The number of shares of the Registrant's common stock outstanding as of August 1, 1998 was 21,882,270.



================================================================================

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          -------

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - June 30, 1998
         and December 31, 1997 .............................................  1

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 1998 and 1997 ..........  2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997 ...........................  3

         Notes to Unaudited Condensed Consolidated
         Financial Statements ..............................................  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................  6

PART II. OTHER INFORMATION
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 11

ITEM 5.  OTHER INFORMATION ................................................. 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 11

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                          JUNE 30,           DECEMBER 31,
                                                                           1998                 1997
                                                                        ------------         ------------

Current assets:
    Cash and cash equivalents                                           $  8,499,005         $ 13,858,910
    Marketable securities                                                 13,926,520           15,500,547
    Prepaid expenses, inventory and other assets                           2,653,880              758,463
                                                                        ------------         ------------
             Total current assets                                         25,079,405           30,117,920
                                                                        ------------         ------------
Property and equipment:
    Leasehold improvements                                                12,537,800           12,350,100
    Equipment and furniture                                                4,620,519            5,549,127
                                                                        ------------         ------------
             Total                                                        17,158,319           17,899,227
    Less accumulated depreciation and amortization                         7,702,414            6,459,857
                                                                        ------------         ------------
             Property and equipment, net                                   9,455,905           11,439,370
                                                                        ------------         ------------
Investment in Genomics Center                                              2,444,913            1,418,864
                                                                        ------------         ------------
Intangible and other assets, net                                           4,339,483            4,433,022
                                                                        ------------         ------------
Total                                                                   $ 41,319,706         $ 47,409,176
                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                   $  1,838,304         $  1,816,583
    Accounts payable                                                       3,086,912            3,299,168
    Accrued liabilities                                                    1,719,382            2,849,353
    Advance from Genomics Center                                           2,918,312            2,502,921
    Deferred revenue                                                       1,444,448            3,111,114
                                                                        ------------         ------------
             Total current liabilities                                    11,007,358           13,579,139
                                                                        ------------         ------------
Long-term debt                                                             4,231,486            5,156,219
                                                                        ------------         ------------
Deferred revenue                                                                                  300,000
                                                                                             ------------

Stockholders' equity:

    Series B convertible preferred stock, $.01 par value; authorized,
      5,000,000 shares; issued and outstanding, 2,526,316 shares in
      1998 and 1997 (liquidation preference, $24,000,000)                     25,263               25,263

    Common stock, $.001 par value; authorized, 60,000,000 shares;
      issued and outstanding, 21,882,270 shares in 1998 and
      19,308,605 shares in 1997                                               21,882               19,309

    Additional paid-in capital                                           104,207,475           94,833,479
    Net unrealized loss on marketable securities                             (40,497)             (47,572)
    Accumulated deficit                                                  (78,133,261)         (66,456,661)
                                                                        ------------         ------------
             Stockholders' equity                                         26,080,862           28,373,818
                                                                        ------------         ------------
Total                                                                   $ 41,319,706         $ 47,409,176
                                                                        ============         ============




      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                            -------------------------      ---------------------------
                                               1998          1997              1998           1997
                                            -----------   -----------      ------------    -----------

Revenue:
     Research revenue
     (principally related parties)          $ 3,227,883   $ 2,489,209      $  6,074,469    $ 4,462,542
     Interest income                            295,702       525,213           608,747        817,930
                                            -----------   -----------      ------------    -----------
         Total revenue                        3,523,585     3,014,422         6,683,216      5,280,472
                                            -----------   -----------      ------------    -----------
Operating expenses:
     Research and development                 8,989,688     4,273,087        16,725,643      8,530,228
     General and administrative                 677,020       725,817         1,376,049      1,483,882
     Interest expense                           127,542        54,038           258,124        111,513
                                            -----------   -----------      ------------    -----------
         Total operating expenses             9,794,250     5,052,942        18,359,816     10,125,623
                                            -----------   -----------      ------------    -----------
Net loss                                    $(6,270,665)  $(2,038,520)     $(11,676,600)   $(4,845,151)
                                            ===========   ===========      ============    ===========

Net loss per share (basic and diluted)      $      (.30)  $      (.11)     $       (.58)   $      (.25)
                                            ===========   ===========      ============    ===========

Weighted average number of shares of
common stock outstanding                     20,732,321    19,264,673        20,025,138     19,205,125





      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           -----------------------------
                                                                               1998             1997
                                                                           ------------     ------------

Cash flows from operating activities:
     Net loss                                                              $(11,676,600)    $ (4,845,151)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        1,696,616        1,181,444
         Deferred revenue                                                    (1,966,666)      (1,666,666)
         Stock-based compensation                                                35,151           35,151
         Increase (decrease) from:
              Prepaid expenses, inventory and other current assets           (1,895,417)         (69,399)
              Accounts receivable-related party                                                2,000,000
              Other assets                                                       81,328          (84,630)
              Accounts payable                                                 (212,256)       1,679,845
              Accrued liabilities                                            (1,129,971)         151,200
              Advance from Genomics Center                                      415,391        1,205,272
                                                                           ------------     ------------
                  Net cash used in operating activities                     (14,652,424)        (412,934)
                                                                           ------------     ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                  (10,373,591)     (18,126,062)
     Proceeds from sales and maturities of marketable securities             11,903,013       10,589,470
     Investment in Genomics Center                                           (3,043,992)        (806,891)
     Return of investment in Genomics Center                                  1,998,303
     Investment in property and equipment, net                               (1,406,502)      (3,574,819)
     Acquisitions of licensed technology and patents                           (370,524)        (258,272)
                                                                           ------------     ------------
                  Net cash used in investing activities                      (1,293,293)     (12,176,574)
                                                                           ------------     ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs            9,243,622
     Proceeds from issuance of series B preferred stock                                       24,000,000
     Repayment of borrowings                                                   (903,012)        (983,122)
     Proceeds from borrowings                                                                  6,000,000
     Proceeds from sale/leaseback of equipment                                2,147,410
     Proceeds from exercise of stock options                                     97,792          123,224
                                                                           ------------     ------------
                  Net cash provided by financing activities                  10,585,812       29,140,102
                                                                           ------------     ------------
Net (decrease) increase in cash and equivalents                              (5,359,905)      16,550,594
Cash and equivalents, beginning of period                                    13,858,910        2,906,851
                                                                           ------------     ------------
Cash and equivalents, end of period                                        $  8,499,005     $ 19,457,445
                                                                           ============     ============






      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997.

     The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   MARKETABLE SECURITIES

     The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At June 30, 1998 and December 31, 1997, the Company's marketable securities consisted of the following:

                                         Aggregate        Amortized        Gross Unrealized
     1998                                Fair Value      Cost Basis      Gains        Losses
     ----                                ----------      ----------      -----        ------

     U.S. Government obligations        $   783,346     $   801,436                  $(18,090)
     Corporate debt securities           13,143,174      13,165,581     $1,652        (24,059)
                                        -----------     -----------     ------       --------
              Total                     $13,926,520     $13,967,017     $1,652       $(42,149)
                                        ===========     ===========     ======       ========


     1997
     ----
     U.S. Government obligations        $ 2,974,292     $ 3,006,012                  $(31,720)
     Corporate debt securities           12,526,255      12,542,107     $2,680        (18,532)
                                        -----------     -----------     ------       --------
              Total                     $15,500,547     $15,548,119     $2,680       $(50,252)
                                        ===========     ===========     ======       ========



     At June 30, 1998, approximately $11,320,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended June 30, 1998; the net unrealized loss of $40,497 is included in stockholders' equity.

3.   INVENTORY

     Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed. Inventory consisted of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $1,284,000 at June 30, 1998.

4.   NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

5.   HOECHST-ARIAD GENOMICS CENTER, LLC

     In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997. From the formation of the Genomics Center through June 30, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $5,646,000 in operating and related costs. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Revenue recognized pursuant to the Services Agreements amounted to $1,998,000 and $378,000 for the six months ended June 30, 1998 and June 30, 1997, respectively. The Genomics Center had total assets of $4,481,000 at June 30, 1998 and incurred a net loss of $2,203,000 and $4,114,000 for the three-months and six-months ended June 30, 1998, respectively.

6.   STOCKHOLDERS' EQUITY

     On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9.2 million after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933, as amended.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss for the second quarter of 1998 would include the net unrealized gain on marketable securities of $7,075 for the six months ended June 30, 1998, resulting in a comprehensive loss of $11,669,525.

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

     Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to the Services Agreements, which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1998, the Company had an accumulated deficit of $78,133,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

REVENUE

The Company recognized research revenue of $3,228,000 for the quarter ended June 30, 1998 compared to $2,489,000 for the same period in 1997. Research revenue in 1998 is comprised principally of research revenue from services provided to the Genomics Center and the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement"). The increase in research revenue of $739,000 for the quarter ended June 30, 1998 compared to the corresponding period in 1997 is a result of increased services provided to the Genomics Center, which services commenced in the second quarter of 1997. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years, and research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1998.

Interest income decreased by $229,000 to $296,000 for the quarter ended June 30, 1998 compared to $525,000 for the same period in 1997 primarily as a result of lower levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses increased to $8,990,000 for the quarter ended June 30, 1998 compared to $4,273,000 for the same period in 1997 due primarily to research services provided to the Genomics Center under the Services Agreements and increased expenses in the orally active protein therapy program, including manufacturing development and other preclinical development costs. The Company expects its research and development expenses to increase substantially over the next two years as a result of research services to be provided to the Genomics Center as well as increased manufacturing and preclinical development costs associated with its drug candidates and, if such preclinical studies are successful, the subsequent cost of human clinical trials.

General and administrative expenses decreased to $677,000 for the quarter ended June 30, 1998 compared to $726,000 for the corresponding period in 1997 primarily due to the nonrecurrence in 1998 of administrative expenses related to the formation of the Genomics Center in 1997.

The Company incurred interest expense of $128,000 for the quarter ended June 30, 1998 compared to $54,000 for the corresponding period in 1997. The increase resulted from a higher level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $6,271,000 for the quarter ended June 30, 1998 and $2,039,000 for the corresponding period in 1997, or $.30 and $.11 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its drug development activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

REVENUE

Revenue for the six months ended June 30, 1998 were $6,683,000 compared to $5,280,000 for the corresponding period in 1997. Research revenue earned in 1998 increased by $1,612,000 over 1997 as a result of increased research and administrative services provided to the Genomics Center. Interest income for the six months ended June 30, 1998 decreased by $209,000 over the corresponding period in 1997 primarily as a result of a lower level of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $16,726,000 for the six months ended June 30, 1998 from $8,530,000 for the corresponding period in 1997, primarily due to research services provided to the Genomics Center under the Services Agreements and increased expenses incurred in the orally active protein therapy program, including manufacturing development and other preclinical development costs.

General and administrative expenses decreased to $1,376,000 for the six months ended June 30, 1998 compared to $1,484,000 for the corresponding period in 1997, primarily due to the nonrecurrence in 1998 of administrative expenses incurred in connection with the formation of the Genomics Center in 1997.

The Company incurred interest expense of $258,000 for the six months ended June 30, 1998 compared to $112,000 for the corresponding period in 1997 as a result of a higher level of long-term debt.

OPERATING RESULTS

The Company incurred losses of $11,677,000 for the six months ended June 30, 1998 and $4,845,000 for the corresponding period in 1997, or $.58 and $.25 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its drug development activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including the sale of series B preferred stock to HMR, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement and the 1997 HMR Genomics Agreement.

As of June 30, 1998, the Company had cash, cash equivalents and marketable securities totaling $22,426,000, and working capital of $14,072,000 compared to cash, cash equivalents and marketable securities totaling $29,359,000 and working capital amounting to $16,539,000 at December 31, 1997.

The primary uses of cash during the six months ended June 30, 1998 were $14,652,000 to finance the Company's operations and working capital requirements, including an annual payment of $3,000,000 for access to various genomics databases, $1,407,000 to purchase laboratory equipment, $903,000 to repay long-term debt, $1,046,000 for net investment in the Genomics Center and $371,000 to acquire intellectual property. The primary sources of cash during the six months ended June 30, 1998 were $9,244,000 in net proceeds from the private placement of common stock, $4,985,000 in advances from the Genomics Center, $2,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, $2,147,000 from the sale/leaseback of laboratory equipment and $1,529,000 of net proceeds from the sale and maturity of marketable securities.

On May 11 , 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9.2 million after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933, as amended.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000. From the formation of the Genomics Center through June 30, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $5,646,000 in operating and related costs.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's series B preferred stock for $24,000,000. During the period from 1999 to 2002, to fund its commitment to the Genomics Center, the Company may, at its option, require HMR to make additional purchases of up to $25,000,000 of series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

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

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements for the next nine months. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on June 11, 1998. Of 21,878,868 shares issued and outstanding and eligible to vote as of the record date of April 14, 1998, a quorum of 18,852,504 shares or 86.17% of the eligible shares were present in person or represented by proxy.

          The only action taken at such meeting was the reelection of the following Class 1 Directors:

                                                     Number of Shares
                                              --------------------------------

                                                  For       Withheld Authority
                                              ----------    ------------------

          Joan S. Brugge, Ph.D.               18,751,957         100,547
          John M. Deutch, Ph.D.               18,752,150         100,354

          Continuing Class 2 Directors (terms to expire 1999):

          Philip Felig, M.D.
          Jay R. LaMarche
          Joel S. Marcus


          Continuing Class 3 Directors (terms to expire 2000):

          Harvey J. Berger, M.D.
          Vaughn D. Bryson
          Sandford D. Smith
          Raymond S. Troubh

ITEM 5.   OTHER INFORMATION

          Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of Stockholders must deliver such proposals in writing to the Secretary of the Company at the Company's principal executive offices no later than December 1, 1998 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Stockholders who do not wish to include their proposals in such proxy statement and form of proxy but who wish to present proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Secretary of the Company in writing at the Company's principal executive offices no later than March 2, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The following exhibit is filed herewith:

            27.1  Financial Data Schedule

          (b) Reports on Form 8-K

          The Company filed a report on Form 8-K on April 29, 1998 to report the private placement of 2,537,500 shares of common stock.

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

Date: August 6, 1998

                                                            EXHIBIT INDEX

EXHIBIT NO.                          TITLE

3.1      CERTIFICATE OF INCORPORATION OF THE COMPANY, AS AMENDED(1)

3.2      BY-LAWS OF THE COMPANY, AS AMENDED(1)

3.3 AMENDMENT OF CERTIFICATE OF INCORPORATION OF THE COMPANY, DATED APRIL 8, 1994(2)

3.4 AMENDMENT OF CERTIFICATE OF INCORPORATION OF THE COMPANY, DATED OCTOBER 4, 1994(5)

3.5 CERTIFICATE OF DESIGNATIONS IN RESPECT OF SERIES B PREFERRED STOCK OF THE COMPANY(8)

3.6      AMENDMENT OF BY-LAWS OF THE COMPANY, ADOPTED SEPTEMBER 16, 1994(5)

4.1      FORM OF ARIAD PHARMACEUTICALS, INC. COMMON STOCK PURCHASE WARRANT(1)

4.2 PRINCIPAL STOCKHOLDERS' AGREEMENT, DATED AS OF JANUARY 5, 1992, AMONG ARIAD PHARMACEUTICALS, INC., DAVID BLECH, DAVID BLECH AS TRUSTEE OF THE BLECH FAMILY TRUST, MARK S. GERMAIN, HARVEY J. BERGER, HARVEY J. BERGER AND WENDY S. BERGER AS TRUSTEES OF THE BERGER FAMILY TRUST, AVALON VENTURES AND AVALON VENTURES IV.(1)

4.3      FORM OF WARRANT AGREEMENT (WITH FORM OF WARRANT).(3)

4.4 RIGHTS AGREEMENT, DATED AS OF DECEMBER 15, 1994, BETWEEN THE COMPANY AND STATE STREET BANK AND TRUST COMPANY, WHICH INCLUDES THE CERTIFICATE OF DESIGNATIONS IN RESPECT OF THE SERIES A PREFERRED STOCK, AS EXHIBIT A, THE FORM OF RIGHT CERTIFICATE AS EXHIBIT B AND THE SUMMARY OF RIGHTS TO PURCHASE SERIES A PREFERRED STOCK AS EXHIBIT C. PURSUANT TO THE RIGHTS AGREEMENT, RIGHT CERTIFICATES WILL NOT BE MAILED UNTIL AFTER THE SEPARATION DATE (AS DEFINED THEREIN).(4)

4.5 AMENDMENT, DATED AS OF APRIL 24, 1995, TO RIGHTS AGREEMENT, DATED AS OF DECEMBER 15, 1994, BETWEEN ARIAD PHARMACEUTICALS, INC. AND STATE STREET BANK AND TRUST COMPANY.(6)

4.6 STOCK PURCHASE AGREEMENT, DATED AS OF APRIL 24, 1995, BETWEEN ARIAD PHARMACEUTICALS, INC. AND BIOTECH TARGET S.A.(7)

10.1 LEASE AGREEMENT, DATED JANUARY 8, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND FOREST CITY CAMBRIDGE, INC.(1)

10.2 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND HARVEY J. BERGER, M.D.(1)

10.3 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 3, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND JOAN S. BRUGGE, PH.D.(1)

10.4 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND CHARLES C. CABOT III.(1)

10.5 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND JAY R. LAMARCHE.(1)

10.6 EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF OCTOBER 14, 1991, BETWEEN ARIAD PHARMACEUTICALS, INC. AND MANFRED WEIGELE, PH.D.(1)

10.7 LOAN AND SECURITY AGREEMENT, DATED SEPTEMBER 23, 1992, BY AND BETWEEN ARIAD PHARMACEUTICALS, INC., ARIAD CORPORATION AND BAYBANK BOSTON, N.A. AND RELATED INSTRUMENTS AND DOCUMENTS.(1)

10.8 LOAN AGREEMENT, DATED OCTOBER 28, 1992, AMONG ARIAD CORPORATION, ARIAD PHARMACEUTICALS, INC. AND THE MASSACHUSETTS BUSINESS DEVELOPMENT CORPORATION AND RELATED INSTRUMENTS AND DOCUMENTS.(1)

10.9 EQUIPMENT LEASE AGREEMENT, DATED DECEMBER 10, 1992, BY AND BETWEEN ARIAD CORPORATION AND GENERAL ELECTRIC CAPITAL CORPORATION.(1)

10.10 MASTER LEASE AGREEMENT, DATED DECEMBER 21, 1992, BY AND BETWEEN ARIAD CORPORATION AND COMDISCO, INC.(1)

10.11 ARIAD PHARMACEUTICALS, INC. 1991 STOCK OPTION PLAN FOR EMPLOYEES, AS AMENDED.(5)

10.12    ARIAD PHARMACEUTICALS, INC. 1991 STOCK OPTION PLAN FOR DIRECTORS.(1)

10.13    ARIAD RETIREMENT SAVINGS PLAN.(1)

10.14 AMENDED AND RESTATED AGREEMENT DATED AS OF DECEMBER 12, 1997 BETWEEN THE BOARD OF TRUSTEES OF THE LELAND STANFORD JUNIOR UNIVERSITY AND ARIAD GENE THERAPEUTICS, INC.(9)

10.15 AMENDMENT, DATED APRIL 19, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND HARVEY J. BERGER, M.D.(3)

10.16 AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND JOAN S. BRUGGE, PH.D.(3)

10.17 AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND CHARLES C. CABOT III.(3)

10.18 AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND JAY R. LAMARCHE.(3)

10.19 AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND MANFRED WEIGELE, PH.D.(3)

10.20 UNIT PURCHASE AND TECHNOLOGY RIGHT OF FIRST NEGOTIATION AGREEMENT, DATED MAY 5, 1994, AMONG GENENTECH, INC., ARIAD PHARMACEUTICALS, INC. AND ARIAD GENE THERAPEUTICS, INC.(3)

10.21 AMENDMENT NO. 2, DATED JUNE 30, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND HARVEY J. BERGER, M.D.(5)

10.22 ARIAD PHARMACEUTICALS, INC. 1994 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS.(5)

10.23 COLLABORATIVE RESEARCH AND LICENSE AGREEMENT, DATED NOVEMBER 5, 1995, BETWEEN ROUSSEL UCLAF AND ARIAD PHARMACEUTICALS, INC.(7)

10.24 LICENSE AGREEMENT DATED AS OF SEPTEMBER 12, 1996 BETWEEN MOCHIDA PHARMACEUTICALS CO., LTD. AND ARIAD PHARMACEUTICALS, INC.(8)

10.25 JOINT VENTURE AGREEMENT DATED AS OF FEBRUARY 14, 1997 BETWEEN GENOVO, INC. AND ARIAD GENE THERAPEUTICS, INC.(8)

10.26 JOINT VENTURE MASTER AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN HOECHST MARION ROUSSEL, INC. AND ARIAD PHARMACEUTICALS, INC.(8)

10.27 STOCK PURCHASE, STANDSTILL AND REGISTRATION RIGHTS AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN HOECHST MARION ROUSSEL, INC. AND ARIAD PHARMACEUTICALS, INC.(8)

10.28 COLLABORATIVE AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN INCYTE PHARMACEUTICALS, INC. AND ARIAD PHARMACEUTICALS, INC.(8)

10.29 AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND HARVEY J. BERGER, M.D.(8)

10.30 AMENDMENT, DATED JANUARY, 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND JAY R. LAMARCHE(8)

10.31 AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND CHARLES C. CABOT III(8)

10.32 AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND MANFRED WEIGELE, PH.D.(8)

10.33 AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND MICHAEL GILMAN, PH.D.(8)

10.34    CONSULTING AGREEMENT, DATED JULY 1, 1997, BETWEEN ARIAD
         PHARMACEUTICALS, INC. AND JOAN S. BRUGGE, PH.D.(8)

10.35    ARIAD PHARMACEUTICALS, INC. 1997 EMPLOYEE STOCK PURCHASE PLAN(8)

10.36    AMENDMENT TO THE 1991 STOCK OPTION PLAN FOR EMPLOYEES AND CONSULTANTS
         (8)

10.37    AMENDMENT TO THE 1994 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS(8)

10.38 FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT DATED JUNE 27, 1997 WITH BANKBOSTON, N.A. AS SUCCESSOR IN INTEREST TO BAYBANK, N.A.(8)

10.39 LICENSE AGREEMENT, DATED JULY 17, 1997, BETWEEN ARIAD PHARMACEUTICALS, INC. AND MITOTIX INC.(8)

10.40 TECHNOLOGY PURCHASE AND SALE AGREEMENT AND RELATED AGREEMENTS, DATED JULY 17, 1997, BETWEEN ARIAD PHARMACEUTICALS, INC. AND MITOTIX, INC.
         (8)

10.41    ARIAD PHARMACEUTICALS, INC. 1997 EXECUTIVE COMPENSATION PLAN(9)

21.1     SUBSIDIARIES OF THE COMPANY.(3)

27.1     FINANCIAL DATA SCHEDULE.(10)

----------

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

(9) INCORPORATED BY REFERENCE TO FORM 10-K OF THE COMPANY FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 6, 1998.


(10) FILED HEREWITH.