Form 10-Q
period 1998-09-30
ARIAD PHARMACEUTICALS INC
filed 1998-11-13
CIK 884731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

                                 YES X     NO
                                    ----     -----

The number of shares of the Registrant's common stock outstanding as of November 5, 1998 was 21,927,504.


================================================================================

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------


PART  I. FINANCIAL INFORMATION                                            Page No.
----  ------------------------                                            --------
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997 ............................................   1

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 1998 and 1997....   2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997.....................   3

         Notes to Unaudited Condensed Consolidated Financial Statements....   4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................   7

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  12

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                1998              1997
                                                                            ------------       -----------
Current assets:
    Cash and cash equivalents                                               $ 4,516,564        $13,858,910
    Marketable securities                                                    10,403,886         15,500,547
    Prepaid expenses, inventory and other assets                              2,491,120            758,463
                                                                            -----------        -----------
             Total current assets                                            17,411,570         30,117,920
                                                                            -----------        -----------
Property and equipment:
    Leasehold improvements                                                   12,540,585         12,350,100
    Equipment and furniture                                                   4,416,803          5,549,127
                                                                            -----------        -----------
             Total                                                           16,957,388         17,899,227
    Less accumulated depreciation and amortization                            8,324,505          6,459,857
                                                                            -----------        -----------
             Property and equipment, net                                      8,632,883         11,439,370
                                                                            -----------        -----------
Investment in Genomics Center                                                 1,891,031          1,418,864
                                                                            -----------        -----------
Intangible and other assets, net                                              4,212,068          4,433,022
                                                                            -----------        -----------
Total                                                                       $32,147,552        $47,409,176
                                                                            ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                       $ 1,849,536        $ 1,816,583
    Accounts payable                                                          2,954,042          3,299,168
    Accrued liabilities                                                       2,925,793          2,849,353
    Advance from Genomics Center                                              1,345,845          2,502,921
    Deferred revenue                                                            611,115          3,111,114
                                                                            -----------        -----------
             Total current liabilities                                        9,686,331         13,579,139
                                                                            -----------        -----------
Long-term debt                                                                3,764,796          5,156,219
                                                                            -----------        -----------
Deferred revenue                                                                                   300,000
                                                                                              ------------
Stockholders' equity:
    Series B convertible preferred stock, $.01 par value; authorized,
      5,000,000 shares; issued and outstanding, 2,526,316 shares in
      1998 and 1997 (liquidation preference, $24,000,000)                        25,263             25,263
    Common stock, $.001 par value; authorized, 60,000,000 shares;
      issued and outstanding, 21,920,402 shares in 1998 and
      19,308,605 shares in 1997                                                  21,920             19,309
    Additional paid-in capital                                              104,299,743         94,833,479
    Net unrealized gain (loss) on marketable securities                           9,942            (47,572)
    Accumulated deficit                                                     (85,660,443)       (66,456,661)
                                                                            -----------        -----------
             Stockholders' equity                                            18,696,425         28,373,818
                                                                            -----------        -----------
Total                                                                       $32,147,552        $47,409,176
                                                                            ===========        ===========

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                             -----------------------------       ------------------------------
                                                 1998             1997              1998               1997
                                             -----------      ------------       ------------       -----------
Revenue:
     Research revenue
     (principally related parties)           $ 3,658,801       $ 2,235,806       $  9,733,270       $ 6,698,348
     Interest income                             220,925           511,237            829,672         1,329,167
                                             -----------       -----------       ------------       -----------
         Total revenue                         3,879,726         2,747,043         10,562,942         8,027,515
                                             -----------       -----------       ------------       -----------
Operating expenses:
     Research and development                 10,661,808         4,666,954         27,387,451        13,197,182
     General and administrative                  629,581           591,869          2,005,630         2,075,751
     Interest expense                            115,519           152,676            373,643           264,189
                                             -----------       -----------       ------------       -----------
         Total operating expenses             11,406,908         5,411,499         29,766,724        15,537,122
                                             -----------       -----------       ------------       -----------
Net loss                                     $(7,527,182)      $(2,664,456)      $(19,203,782)      $(7,509,607)
                                             ===========       ===========       ============       ===========

Net loss per share (basic and diluted)       $      (.34)      $      (.14)      $       (.93)      $      (.39)
                                             ===========       ===========       ============       ===========
Weighted average number of shares of
common stock outstanding                      21,886,079        19,297,504         20,645,620        19,235,918


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1998               1997
                                                                                     ------------       ------------
Cash flows from operating activities:
     Net loss                                                                        $(19,203,782)      $ (7,509,607)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  2,556,336          1,813,729
         Deferred revenue                                                              (2,799,999)        (2,499,999)
         Stock-based compensation                                                          50,529             52,726
         Increase (decrease) from:
              Prepaid expenses, inventory and other current assets                     (1,732,657)          (523,487)
              Accounts receivable - related party                                                          2,000,000
              Other assets                                                                138,123           (311,094)
              Accounts payable                                                           (345,126)         2,407,274
              Accrued liabilities                                                          76,440            253,072
              Advance from Genomics Center                                             (1,157,076)         2,103,163
                                                                                     ------------       ------------
                   Net cash used in operating activities                              (22,417,212)        (2,214,223)
                                                                                     ------------       ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                            (14,042,569)       (23,881,266)
     Proceeds from sales and maturities of marketable securities                       19,104,065         13,277,940
     Investment in Genomics Center                                                     (4,320,652)        (1,255,836)
     Return of investment in Genomics Center                                            3,819,025
     Investment in property and equipment, net                                         (1,486,036)        (7,109,953)
     Acquisitions of licensed technology and patents                                     (486,717)        (1,939,704)
                                                                                     ------------       ------------
                  Net cash provided by (used in) investing activities                   2,587,116        (20,908,819)
                                                                                     ------------       ------------
 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs                      9,226,060
     Proceeds from issuance of series B preferred stock                                                   24,000,000
     Repayment of borrowings                                                           (1,358,470)        (1,328,296)
     Proceeds from borrowings                                                                              6,000,000
     Proceeds from sale/leaseback of equipment                                          2,427,875          1,148,026
     Proceeds from exercise of stock options                                              192,285            183,068
                                                                                     ------------       ------------
                  Net cash provided by financing activities                            10,487,750         30,002,798
                                                                                     ------------       ------------
Net (decrease) increase in cash and equivalents                                        (9,342,346)         6,879,756
Cash and equivalents, beginning of period                                              13,858,910          2,906,851
                                                                                     ------------       ------------
Cash and equivalents, end of period                                                  $  4,516,564       $  9,786,607
                                                                                     ============       ============

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       MANAGEMENT STATEMENT

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997.

The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       MARKETABLE SECURITIES

The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At September 30, 1998 and December 31, 1997, the Company's marketable securities consisted of the following:


                                         Aggregate         Amortized            Gross Unrealized
1998                                    Fair Value         Cost Basis        Gains          Losses
----                                    -----------       -----------      ----------      ---------
U.S. Government obligations             $   301,486       $   300,061      $    2,084      $    (659)
Corporate debt securities                10,102,400        10,093,883          27,987        (19,470)
                                        -----------       -----------      ----------      ---------
         Total                          $10,403,886       $10,393,944      $   30,071      $ (20,129)
                                        ===========       ===========      ==========      =========

1997
----
U.S. Government obligations             $ 2,974,292       $ 3,006,012                      $ (31,720)
Corporate debt securities                12,526,255        12,542,107      $    2,680        (18,532)
                                        -----------       -----------      ----------      ---------
         Total                          $15,500,547       $15,548,119      $    2,680      $ (50,252)
                                        ===========       ===========      ==========      =========

 At September 30, 1998, approximately $9,319,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended September 30, 1998; the net unrealized gain of $9,942 is included in stockholders' equity.

 At September 30, 1998, marketable securities amounting to $5,824,000 were pledged through November 12, 1998 to secure the principal amounts of the Company's bank term note and capital lease obligation with its principal bank. As a result of pledging these securities, under the terms of the agreement, the interest rate on the note was adjusted downward to 90-day LIBOR plus 1.25% from prime plus 1%.

3.      INVENTORY

Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed. Inventory consisted of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $892,000 at September 30, 1998.

4.  NET LOSS PER SHARE

Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

5.  HOECHST-ARIAD GENOMICS CENTER, LLC

In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997. From the formation of the Genomics Center through September 30, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $7,146,000 in operating and related costs. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by 2003 in cash or series B preferred stock, at the Company's option.

The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the condensed consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Revenue recognized pursuant to the Services Agreements amounted to $3,717,000 and $696,000 for the nine months ended September 30, 1998 and 1997, respectively. The Genomics Center had total assets of $3,671,000 at September 30, 1998 and incurred a net loss of $8,073,000 and $1,377,000 for the nine months ended September 30, 1998 and 1997, respectively.

6.     STOCKHOLDERS' EQUITY

On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9,200,000 after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933, as amended.

7.     NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss for the nine months ended
September 30, 1998 would include the net unrealized gain on marketable securities of $57,514, resulting in a comprehensive loss of $19,146,268.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.




8.     SUBSEQUENT EVENT

On November 12, 1998, the Company announced that it had completed a private placement of 5,000 shares of Series C Convertible Preferred Stock ("Series C Stock") to a group of institutional investors (the "Investors") and received proceeds of approximately $5,000,000. Each share of Series C Stock has a stated value of $1,000, plus an accrual amount equal to 5% per annum, and is convertible into common stock of the Company beginning on a date approximately three months after the initial closing, subject to acceleration in certain instances (the "Convertibility Date") at a conversion price equal to the lower of a variable conversion price (the "Variable Price") or a maximum conversion price (the "Maximum Price"). Subject to certain adjustments, the Variable Price for any given conversion will be based on the average of the four lowest closing bid prices for the common stock during the 22 trading days preceding the date of conversion. Subject to certain adjustments, the Maximum Price for all conversions will be 120% of the Variable Price at a date to be selected by the Company on or prior to the Convertibility Date.

Under the Securities Purchase Agreement, dated as of November 9, 1998, between the Company and the Investors (the "Purchase Agreement"), subject to certain conditions and limitations, the Company will be required to sell and the Investors will be required to purchase an additional aggregate of up to 5,000 shares of Series C Stock no later than the Convertibility Date. Also under the Purchase Agreement, the Investors will have the right, commencing approximately seven months after the Convertibility Date, to purchase one additional share of Series C Stock for each share then held by such Investor and each share that had been converted prior to such time at the Maximum Price, if any, up to an aggregate of 10,000 shares of Series C Stock. The Purchase Agreement further provides that, during a six-month period commencing approximately seven months after the Convertibility Date and subject to certain conditions, the Company will have the right to require the Investors to purchase up to an aggregate of 5,000 additional shares of Series C Stock. Under certain circumstances and at certain prices, the Company may elect to redeem any shares of Series C Stock that are presented for conversion.

The offer and sale of the Series C Stock was made pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"), and was therefore exempt from registration under the Act. The Company has agreed to register for resale the shares of common stock issuable upon conversion of the Series C Stock.

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

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to the Services Agreements, which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1998, the Company had an accumulated deficit of $85,660,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

The Company recognized research revenue of $3,659,000 for the quarter ended September 30, 1998 compared to $2,236,000 for the same period in 1997. Research revenue in 1998 is comprised principally of research revenue from services provided to the Genomics Center and the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement"). The increase in research revenue of $1,423,000 for the quarter ended September 30, 1998 compared to the corresponding period in 1997 is a result of increased services provided to the Genomics Center, which services commenced in the second quarter of 1997. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years, and research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to remain substantially equivalent in 1998.

Interest income decreased by $290,000 to $221,000 for the quarter ended September 30, 1998 compared to $511,000 for the same period in 1997 primarily as a result of lower levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses increased to $10,662,000 for the quarter ended September 30, 1998 compared to $4,667,000 for the same period in 1997 due primarily to research services provided to the Genomics Center under the Services Agreements and increased expenses in the orally active protein therapy program, including manufacturing development and other preclinical development costs. The Company expects its research and development expenses to increase substantially over the next two years as a result of research services to be provided to the Genomics Center as well as increased manufacturing and preclinical development costs associated with its drug candidates and, if such preclinical studies are successful, the subsequent cost of human clinical trials.

General and administrative expenses increased to $630,000 for the quarter ended September 30, 1998 compared to $592,000 for the corresponding period in 1997 primarily due to increased expenses related to the operations of the Genomics Center in 1998.

The Company incurred interest expense of $116,000 for the quarter ended September 30, 1998 compared to $153,000 for the corresponding period in 1997. The decrease resulted from a lower level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $7,527,000 for the quarter ended September 30, 1998 and $2,664,000 for the corresponding period in 1997, or $.34 and $.14 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its drug development activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

Research revenue for the nine months ended September 30, 1998 was $9,733,000 compared to $6,698,000 for the corresponding period in 1997. Research revenue earned in 1998 increased by $3,035,000 over 1997 as a result of increased services provided to the Genomics Center. Interest income for the nine months ended September 30, 1998 decreased by $499,000 over the corresponding period in 1997 primarily as a result of a lower level of funds invested.

OPERATING EXPENSES

Research and development expenses increased to $27,387,000 for the nine months ended September 30, 1998 from $13,197,000 for the corresponding period in 1997, primarily due to research services provided to the Genomics Center under the Services Agreements and increased expenses incurred in the orally active protein therapy program, including manufacturing development and other preclinical development costs.

General and administrative expenses decreased to $2,006,000 for the nine months ended September 30, 1998 compared to $2,076,000 for the corresponding period in 1997, primarily due to the nonrecurrence in 1998 of administrative expenses incurred in connection with the formation of the Genomics Center in 1997.

The Company incurred interest expense of $374,000 for the nine months ended September 30, 1998 compared to $264,000 for the corresponding period in 1997 as a result of a higher level of long-term debt.

OPERATING RESULTS

The Company incurred losses of $19,204,000 for the nine months ended September 30, 1998 and $7,510,000 for the corresponding period in 1997, or $.93 and $.39 per share, respectively. The Company expects that substantial operating losses will continue for several more years, may increase as its drug development activities expand and increased research services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

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

As of September 30, 1998, the Company had cash, cash equivalents and marketable securities totaling $14,920,000 , and working capital of $7,725,000 compared to cash, cash equivalents and marketable securities totaling $29,359,000 and working capital amounting to $16,539,000 at December 31, 1997.

The primary uses of cash during the nine months ended September 30, 1998 were $22,417,000 to finance the Company's operations and working capital requirements, including an annual payment of $3,000,000 for access to various genomics databases, $1,486,000 to purchase laboratory equipment, $1,358,000 to repay long-term debt, $502,000 for net investment in the Genomics Center and $487,000 to acquire intellectual property. The primary sources of cash during the nine months ended September 30, 1998 were $9,226,000 in net proceeds from the private placement of common stock, $2,428,000 from the sale/leaseback of laboratory equipment and $5,061,000 of net proceeds from the sale and maturity of marketable securities.

On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9,200,000 after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933, as amended.

On November 12, 1998, the Company announced that it had completed a private placement of 5,000 shares of Series C Convertible Preferred Stock to a group of institutional investors and received proceeds of approximately $5,000,000.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of series B preferred stock over the five-year period, including an initial investment of $24,000,000. From the formation of the Genomics Center through September 30, 1998, the Company invested $6,500,000 in leasehold improvements and equipment and funded $7,146,000 in operating and related costs.

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

The Company believes that its available cash and existing sources of funding will be adequate to satisfy its capital and operating requirements for the next six to nine months. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the Company depleting its funds earlier.

Year 2000

The year 2000 issue relates to a complex of potential problems arising from the ways in which computer software can handle dates. Many older systems use a two-digit date format, which may create ambiguities in passing into a new century. As a result, certain computers will be unable to distinguish the year 2000 from the year 1900, as "00" is all that will appear in the date field.

The Company has a Year 2000 Plan, which it is actively pursuing to address the Company's year 2000 issues. The Company's Year 2000 Plan focuses on each of the Company's internal systems and third parties with which the Company has a significant relationship.

The Company's Year 2000 Plan relating to its internal systems consists of three phases: assessment, testing and implementation. The Company is currently in the assessment phase and anticipates commencing the testing phase during the first quarter of 1999. The Company believes that all material systems will be compliant by the year 2000 and that the cost to address this issue is not material. Nevertheless, the Company will create contingency plans for certain internal systems, if necessary.

All organizations dealing with the year 2000 must address the effect this issue will have on their significant business relationships including both suppliers and customers. The Company is undertaking steps to work with key third parties to understand their ability to continue providing services and products through the change to the year 2000. If any significant year 2000 problems are identified with key third parties, contingency plans will be developed.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to risks and uncertainties regarding the receipt of revenues under the Company's 1995 HMR Osteoporosis Agreement and the Services Agreements, the actual research and development expenses and other costs associated with the Genomics Center, the success of the Company's preclinical studies, the ability of the Company to commence clinical studies, the ability of the Company to successfully resolve the Year 2000 issue, the adequacy of the Company's capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

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

Date: November 13, 1998

                                  EXHIBIT INDEX

   EXHIBIT NO.                                   TITLE

      3.1            CERTIFICATE OF INCORPORATION OF THE COMPANY, AS AMENDED (1)
      3.2            BY-LAWS OF THE COMPANY, AS AMENDED (1)
      3.3            AMENDMENT OF CERTIFICATE OF INCORPORATION OF THE COMPANY, DATED APRIL 8, 1994 (2)
      3.4            AMENDMENT OF CERTIFICATE OF INCORPORATION OF THE COMPANY, DATED OCTOBER 4, 1994 (5)
      3.5            CERTIFICATE OF DESIGNATIONS IN RESPECT OF SERIES B PREFERRED STOCK OF THE COMPANY (8)
      3.6            AMENDMENT OF BY-LAWS OF THE COMPANY, ADOPTED SEPTEMBER 16, 1994 (5)
      3.7            CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF SERIES C CONVERTIBLE PREFERRED STOCK OF
                     THE COMPANY (10)
      4.1            FORM OF ARIAD PHARMACEUTICALS, INC. COMMON STOCK PURCHASE WARRANT (1)
      4.2            PRINCIPAL STOCKHOLDERS' AGREEMENT, DATED AS OF JANUARY 5, 1992, AMONG ARIAD PHARMACEUTICALS, INC.,
                     DAVID  BLECH, DAVID BLECH AS TRUSTEE OF THE BLECH FAMILY TRUST, MARK S. GERMAIN, HARVEY J. BERGER,
                     HARVEY J. BERGER AND WENDY S. BERGER AS TRUSTEES OF THE BERGER FAMILY TRUST, AVALON VENTURES AND
                     AVALON VENTURES IV. (1)
      4.3            FORM OF WARRANT AGREEMENT (WITH FORM OF WARRANT). (3)
      4.4            RIGHTS AGREEMENT, DATED AS OF DECEMBER 15, 1994, BETWEEN THE COMPANY AND STATE STREET BANK AND TRUST
                     COMPANY, WHICH INCLUDES THE CERTIFICATE OF DESIGNATIONS IN RESPECT OF THE SERIES A PREFERRED STOCK,
                     AS EXHIBIT A, THE FORM OF RIGHT CERTIFICATE AS EXHIBIT B AND THE SUMMARY OF RIGHTS TO PURCHASE SERIES A
                     PREFERRED STOCK AS EXHIBIT C. PURSUANT TO THE RIGHTS AGREEMENT, RIGHT CERTIFICATES WILL NOT BE MAILED
                     UNTIL AFTER THE SEPARATION DATE (AS DEFINED THEREIN). (4)
      4.5            AMENDMENT, DATED AS OF APRIL 24, 1995, TO RIGHTS AGREEMENT, DATED AS OF DECEMBER 15, 1994, BETWEEN ARIAD
                     PHARMACEUTICALS, INC. AND STATE STREET BANK AND TRUST COMPANY. (6)
      4.6            STOCK PURCHASE AGREEMENT, DATED AS OF APRIL 24, 1995, BETWEEN ARIAD PHARMACEUTICALS, INC. AND BIOTECH
                     TARGET S.A. (7)
      10.1           LEASE AGREEMENT, DATED JANUARY 8, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND FOREST CITY CAMBRIDGE,
                     INC. (1)
      10.2           EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     HARVEY J. BERGER, M.D. (1)
      10.3           EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 3, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     JOAN S. BRUGGE, PH.D. (1)
      10.4           EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     CHARLES C. CABOT III. (1)
      10.5           EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF JANUARY 1, 1992, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     JAY R. LAMARCHE. (1)
      10.6           EXECUTIVE EMPLOYMENT AGREEMENT, DATED AS OF OCTOBER 14, 1991, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     MANFRED WEIGELE, PH.D. (1)
      10.7           LOAN AND SECURITY AGREEMENT, DATED SEPTEMBER 23, 1992, BY AND BETWEEN ARIAD PHARMACEUTICALS, INC., ARIAD
                     CORPORATION AND BAYBANK BOSTON, N.A. AND RELATED INSTRUMENTS AND DOCUMENTS. (1)
      10.8           LOAN AGREEMENT, DATED OCTOBER 28, 1992, AMONG ARIAD CORPORATION, ARIAD PHARMACEUTICALS, INC. AND THE
                     MASSACHUSETTS BUSINESS DEVELOPMENT CORPORATION AND RELATED INSTRUMENTS AND DOCUMENTS. (1)
      10.9           EQUIPMENT LEASE AGREEMENT, DATED DECEMBER 10, 1992, BY AND BETWEEN ARIAD  CORPORATION AND GENERAL ELECTRIC
                     CAPITAL CORPORATION. (1)
      10.10          MASTER LEASE AGREEMENT, DATED DECEMBER 21, 1992, BY AND BETWEEN ARIAD CORPORATION AND COMDISCO, INC. (1)
      10.11          ARIAD PHARMACEUTICALS, INC. 1991 STOCK OPTION PLAN FOR EMPLOYEES, AS AMENDED. (5)
      10.12          ARIAD PHARMACEUTICALS, INC. 1991 STOCK OPTION PLAN FOR DIRECTORS. (1)
      10.13          ARIAD RETIREMENT SAVINGS PLAN. (1)
      10.14          AMENDED AND RESTATED AGREEMENT DATED AS OF DECEMBER 12, 1997 BETWEEN THE BOARD OF TRUSTEES OF THE LELAND
                     STANFORD JUNIOR UNIVERSITY AND ARIAD GENE THERAPEUTICS, INC. (9)
      10.15          AMENDMENT, DATED APRIL 19, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     HARVEY J. BERGER, M.D. (3)

   EXHIBIT NO.                                   TITLE

      10.16          AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     JOAN S. BRUGGE, PH.D. (3)
      10.17          AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     CHARLES C. CABOT III. (3)
      10.18          AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     JAY R. LAMARCHE. (3)
      10.19          AMENDMENT, DATED MARCH 2, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     MANFRED WEIGELE, PH.D. (3)
      10.20          UNIT PURCHASE AND TECHNOLOGY RIGHT OF FIRST NEGOTIATION AGREEMENT,
                     DATED MAY 5, 1994, AMONG GENENTECH, INC., ARIAD PHARMACEUTICALS, INC. AND
                     ARIAD GENE THERAPEUTICS, INC. (3)
      10.21          AMENDMENT NO. 2, DATED JUNE 30, 1994, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC.
                     AND HARVEY J. BERGER, M.D. (5)
      10.22          ARIAD PHARMACEUTICALS, INC. 1994 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. (5)
      10.23          COLLABORATIVE RESEARCH AND LICENSE AGREEMENT, DATED NOVEMBER 5, 1995, BETWEEN ROUSSEL UCLAF AND ARIAD
                     PHARMACEUTICALS, INC. (7)
      10.24          LICENSE AGREEMENT DATED AS OF SEPTEMBER 12, 1996 BETWEEN MOCHIDA PHARMACEUTICALS CO., LTD. AND ARIAD
                     PHARMACEUTICALS, INC. (8)
      10.25          JOINT VENTURE AGREEMENT DATED AS OF FEBRUARY 14, 1997 BETWEEN GENOVO, INC. AND ARIAD GENE THERAPEUTICS,
                     INC. (8)
      10.26          JOINT VENTURE MASTER AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN HOECHST MARION ROUSSEL, INC. AND ARIAD
                     PHARMACEUTICALS, INC. (8)
      10.27          STOCK PURCHASE, STANDSTILL AND REGISTRATION RIGHTS AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN HOECHST
                     MARION ROUSSEL, INC. AND ARIAD PHARMACEUTICALS, INC. (8)
      10.28          COLLABORATIVE AGREEMENT DATED AS OF MARCH 4, 1997 BETWEEN INCYTE PHARMACEUTICALS, INC. AND ARIAD
                     PHARMACEUTICALS, INC. (8)
      10.29          AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     HARVEY J. BERGER, M.D. (8)
      10.30          AMENDMENT, DATED JANUARY, 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC.
                     AND JAY R. LAMARCHE (8)
      10.31          AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     CHARLES C. CABOT III (8)
      10.32          AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     MANFRED WEIGELE, PH.D. (8)
      10.33          AMENDMENT, DATED JANUARY 1, 1997, TO EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     MICHAEL GILMAN, PH.D. (8)
      10.34          CONSULTING AGREEMENT, DATED JULY 1, 1997, BETWEEN ARIAD PHARMACEUTICALS, INC. AND JOAN S. BRUGGE, PH.D. (8)
      10.35          ARIAD PHARMACEUTICALS, INC. 1997 EMPLOYEE STOCK PURCHASE PLAN (8)
      10.36          AMENDMENT TO THE 1991 STOCK OPTION PLAN FOR EMPLOYEES AND CONSULTANTS (8)
      10.37          AMENDMENT TO THE 1994 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS (8)
      10.38          FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT DATED JUNE 27, 1997 WITH BANKBOSTON, N.A. AS SUCCESSOR IN
                     INTEREST TO BAYBANK, N.A. (8)
      10.39          LICENSE AGREEMENT, DATED JULY 17, 1997, BETWEEN ARIAD PHARMACEUTICALS, INC. AND
                     MITOTIX INC. (8)
      10.40          TECHNOLOGY PURCHASE AND SALE AGREEMENT AND RELATED AGREEMENTS, DATED JULY 17, 1997, BETWEEN ARIAD
                     PHARMACEUTICALS, INC. AND MITOTIX, INC. (8)
      10.41          ARIAD PHARMACEUTICALS, INC. 1997 EXECUTIVE COMPENSATION PLAN (9)
      21.1           SUBSIDIARIES OF THE COMPANY. (3)
      27.1           FINANCIAL DATA SCHEDULE (10)

      ---------------

     (1) Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.
     (2) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on April 15, 1994.

     (3) Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.
     (4) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on December 21, 1994.
     (5) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995.
     (6) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on May 15, 1995.
     (7) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 15, 1996.
     (8) Incorporated by reference to Forms 10-Q of the Company filed with the Securities and Exchange Commission on May 12, 1997, August 12, 1997 and November 12, 1997.
     (9) Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 6, 1998.
     (10) Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 12, 1998.
     (11)     Filed herewith.