Form 10-K
period 1998-12-31
ARIAD PHARMACEUTICALS INC
filed 1999-03-31
CIK 884731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
  [  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _________ TO __________
                             COMMISSION FILE NUMBER __________

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

                          COMMON STOCK, $.001 PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS

                   RIGHTS TO PURCHASE SERIES A PREFERRED STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   No
                                              ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of the registrant's Common Stock outstanding as of March 10, 1999: 21,992,880. The number of Common Stock Purchase Warrants outstanding as of March 10, 1999: 2,125,225.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $30 million as of March 10, 1999, based on the last reported sales price of the registrant's Common Stock on the Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

ARIAD Pharmaceuticals, Inc. ("ARIAD" or the "Company") is focused on the discovery and development of novel and proprietary drugs based on its understanding of the inner-workings of cells and the genes involved in disease. The Company has developed a product based on its gene regulation technology to treat graft-versus-host disease, a complication of bone marrow transplantation involving an attack by a patient's immune system on healthy tissue. This product entered Phase 1 human clinical trials in December 1998. All of the Company's other drug candidates are in the pre-clinical stage.

ARIAD's research and development programs involve three areas: signal transduction inhibitors, regulated gene therapy and functional genomics. Signal transduction inhibitors are drugs designed to block specific molecular targets in bone cells and white blood cells. In November 1995, the Company entered into an agreement with Hoechst Marion Roussel, Inc. ("HMR") to collaborate on the discovery and development of such drugs to treat osteoporosis and other bone diseases. The Company also has developed a system referred to as "ARIAD Regulated Gene Expression Technology" or "ARGENT(TM)" which is designed to control cellular activities using small-molecule drugs. This system can be applied in research for discovery of new drugs and new genes, in gene and cell therapy, and in the manufacture of biological products. The leading application of this system is the controlled production of protein drugs by regulated gene therapy. Another use of this system is ARIAD's product to treat graft-versus-host disease. This product may improve the safety and effectiveness of certain types of bone marrow transplants by selectively killing the cells responsible for graft-versus-host disease. In addition, the Company is working in an area known as functional genomics, which involves the discovery of new genes and the validation of molecular targets that may be useful in the treatment of diseases. ARIAD is developing this information as a tool to accelerate the discovery of new drugs to treat these diseases, such as osteoporosis (bones), atherosclerosis (heart and blood vessels) and cancer. In March 1997, the Company established a joint venture with HMR, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), to pursue this area.

SIGNAL TRANSDUCTION INHIBITORS. ARIAD is developing drugs that inhibit signal transduction pathways in cells responsible for osteoporosis and immune-related diseases such as transplant rejection and rheumatoid arthritis. In each of these programs, the Company has identified intracellular signaling protein targets that it believes are critical to the disease process. ARIAD scientists are using the Company's advanced drug discovery platform to design and develop small molecules that bind to these proteins and block their ability to transmit signals within the cell. To treat osteoporosis, ARIAD is developing small molecules designed to bind to Src. Src is an intracellular signaling protein that the Company believes is critical to the function of osteoclasts, the cells that resorb bone. By inhibiting the function of Src, it may be possible to correct the imbalance between bone resorption and bone formation that causes osteoporosis. In November 1995, ARIAD entered into an agreement with HMR (the "1995 HMR Osteoporosis Agreement") to develop Src inhibitors for the treatment of osteoporosis and related bone diseases. HMR agreed to invest up to $40 million in cash, of which $10 million was paid upon closing. Up to $30 million will fund research at ARIAD over a five-year period, including $10 million to be paid upon the achievement of certain research milestones. HMR also agreed to fund all preclinical and clinical research activities of the program. ARIAD has developed small-molecule drugs that bind selectively to Src and inhibit bone resorption in cellular assays and in an in vivo animal model of osteoporosis. Demonstration of significant activity in vivo was the basis for the Company's achievement of the second milestone in the HMR collaboration, leading to a payment to ARIAD of $2 million in February 1999. The Company's lead compounds in the osteoporosis program are currently being optimized further and tested in additional animal models of osteoporosis.

ARIAD REGULATED GENE EXPRESSION TECHNOLOGY (ARGENT). ARGENT is a novel and proprietary system designed to provide a means to control cellular activities, such as protein production and cell proliferation, using small-molecule drugs. ARGENT has potential for broad applications in drug discovery, in gene and cell therapy, in manufacturing of biological products and in genomics research. ARIAD's leading applications of the technology are the development of (i) orally active therapeutic proteins and (ii) a treatment of graft-versus-host-disease in the context of allogeneic bone marrow transplants.

Orally active therapeutic proteins - Currently, therapeutic proteins such as erythropoietin (for use in anemia), interferon-alpha (hepatitis) or growth hormone (pituitary dysfunction) must be delivered by injection. This mode of administration can be inconvenient and uncomfortable to the patient and can result in circulating protein levels that fluctuate well above and below the optimal therapeutic dose. Using ARGENT, it may be possible to modify a patient's cells genetically to produce a therapeutic protein of choice in response to a proprietary small-molecule drug. This approach could provide physicians with the ability to administer and control protein therapy in a manner consistent with conventional pharmaceutical dosing (i.e., with a pill). The use of ARGENT also may allow maintenance of stable and effective levels of a therapeutic protein in the body. The ARGENT system has the potential not only to improve upon current protein therapies but also to enable new therapeutic uses of proteins that currently cannot be administered effectively by injection. ARIAD is currently testing ARGENT orally active protein therapy in animal models. In vivo proof-of-concept studies have been completed using growth hormone (in mice) and erythropoietin (in mice and primates). Further preclinical studies and manufacturing scale-up efforts are underway.

Product for the treatment of graft-versus-host disease - Graft-versus-host disease is a limiting toxicity of allogeneic bone marrow transplantation. T cells from the bone marrow donor have beneficial effects, but unfortunately they also cause graft-versus-host disease in many allogeneic transplant recipients. ARIAD has incorporated ARGENT into a method of engineering donor T cells to enable their selective elimination by administration of a proprietary compound, AP1903. In December 1998, ARIAD initiated a Phase 1 clinical trial of this small-molecule drug in healthy volunteers.

FUNCTIONAL GENOMICS. In March 1997, ARIAD established a joint venture with HMR called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"). The Genomics Center aims to identify novel therapeutic proteins and targets for small-molecule drug discovery using advanced technologies in molecular and cellular genetics and bioinformatics. ARIAD and HMR share operating costs of the Genomics Center equally. Each company can select for further development half of the genes validated as drug targets or therapeutic proteins. ARIAD and HMR have agreed to commit $85 million to fund the operating expenses, capital expenditures and other costs of the Genomics Center until March 2002. The Genomics Center currently is focusing on identifying genes that play a critical role in osteoporosis, atherosclerosis, and cancer. Supplemental capital is available from HMR to augment the committed allocation. The Genomics Center, has formed partnerships with several of the leading bioinformatic and microarray technology providers, including Pangea Systems, Molecular Dynamics, and Affymetrix.

ARIAD's BUSINESS STRATEGY

ARIAD's strategy is based on applications of its understanding of the inner-workings of cells and the genes involved in disease to discover, develop and commercialize proprietary pharmaceutical products. Through internal efforts and strategic collaborations, ARIAD has assembled a broad portfolio of advanced technologies for pharmaceutical discovery and development. The integrated application of these technologies has allowed the Company to pursue multiple business opportunities, each with diverse potential products (Figure 1). The key technical elements of ARIAD's research and development strategy are described below.

                                    FIGURE 1
                    ARIAD'S RESEARCH AND DEVELOPMENT STRATEGY



                                [GRAPHIC OMITTED]



MAINTAIN A BROAD AND INTEGRATED PORTFOLIO OF ADVANCED DRUG DISCOVERY CAPABILITIES. ARIAD's integrated capabilities in multiple aspects of drug discovery include target identification and validation (functional genomics), structure-based drug design and molecular modeling, combinatorial chemistry, bioinformatics, novel assays and high-throughput screening, medicinal chemistry, and pharmacology. ARIAD's integrated approach enables the Company to pursue drug discovery and development from the identification of a critical gene to the clinical testing of an optimized compound. The Company believes that this approach to drug discovery enables ARIAD to retain a larger portion of the commercial value of its potential products. The approach is useful for many small-molecule drug targets in addition to those involved in signal transduction.

ESTABLISH STRATEGIC COLLABORATIONS TO ACCESS COMPLEMENTARY TECHNOLOGIES AND ACCELERATE DRUG DEVELOPMENT. ARIAD actively pursues collaborations with pharmaceutical and biotechnology companies to accelerate the development, testing and regulatory approval of its products. Certain of its collaborations give ARIAD access to complementary technologies and research capabilities. For example, ARIAD has partnered with Genovo, Inc. ("Genovo") to access gene transfer technology for use in its orally active therapeutic protein program. Other collaborations, such as the 1995 HMR Osteoporosis Agreement, enable ARIAD to gain access to product development and commercialization capabilities. Along with partially offsetting the risks and expenses of drug development, the Company believes that this partnering strategy enables ARIAD to leverage the knowledge gained through each collaboration into drug discovery opportunities in other areas.

PURSUE DRUG DISCOVERY PROGRAMS WITH MULTIPLE PRODUCT OPPORTUNITIES. The Company's broad drug discovery platform is designed to create multiple product opportunities. For example, while the Company's signal transduction inhibitor program currently focuses on osteoporosis and immune and inflammatory diseases, the knowledge acquired may be applied to other illnesses, such as cancer and infectious diseases. Similarly, while the initial target products in ARIAD's orally active therapeutic protein program are being designed to replace and/or improve upon existing injectable protein therapeutics such as growth hormone and erythropoietin, the technology may also enable delivery of many newly identified therapeutic proteins. The functional genomics program aims to identify multiple small-molecule drug targets and novel therapeutic proteins. ARIAD may develop these drug targets and therapeutic proteins independently, or sell or license them to partners as well.

RETAIN DEFINED COMMERCIALIZATION RIGHTS. ARIAD has structured its strategic alliances and joint ventures to preserve, whenever possible, the flexibility to develop certain product opportunities independently or with third parties. For example, in the osteoporosis collaboration with HMR, ARIAD has the option to develop and commercialize certain products for non-osteoporosis indications in North America. Additionally, ARIAD has retained commercialization rights to other signal transduction inhibitor programs. While ARIAD has partnered with Genovo for the joint development and commercialization of therapeutic proteins using the ARGENT system in muscle and skin cells, the Company retains the right to pursue independently all other applications of ARGENT. ARIAD's selections of the small-molecule drug targets or novel proteins, if any, that arise out of the Genomics Center may be developed independently or with partners.

ARIAD DRUG DISCOVERY PROGRAMS

External signals stimulate or inhibit intracellular events, thereby controlling cellular responses. The process by which an external signal is transmitted into and within a cell to elicit a response is referred to as signal transduction. Signal transduction is generally initiated by the interaction of extracellular factors (e.g., hormones, adhesion molecules or neurotransmitters) with receptors on the cell surface. These extracellular signals are transduced to the inner face of the cell membrane, causing the intracellular portion of the receptor to interact with specific contact sites (domains) on intracellular signaling proteins. The initial intracellular receptor-target interactions stimulate a series of additional protein interactions that disseminate the signal throughout the cell, thereby producing a specific cellular response.

ARIAD believes that the protein-protein and protein-DNA interactions of signal transduction pathways are excellent targets for drug discovery. By inhibiting signaling pathways, it may be possible to shut down the cellular responses that are responsible for diseases such as osteoporosis or rheumatoid arthritis. By activating signaling pathways, it may be possible to gain control of cellular responses, thereby inducing therapeutic effects.

SIGNAL TRANSDUCTION INHIBITOR PROGRAM

In each of ARIAD's signal transduction inhibitor projects, the Company seeks to:
(i) identify an intracellular signaling pathway critical to the process of a major disease or disorder, and an intracellular signaling protein essential to that pathway; (ii) determine the specific binding domain of the protein responsible for transduction of the signal; and (iii) design a small-molecule drug that binds to the targeted domain, thereby blocking the transmission of the signal and halting the disease process (Figure 2). ARIAD's primary signal transduction inhibitor projects focus on intracellular pathways that the Company believes are critically involved in osteoporosis and immune-related diseases. The Company is currently optimizing and testing small-molecule compounds that bind to specific domains on signaling proteins involved in these disease processes.

                                    FIGURE 2

  NORMAL SIGNAL TRANSDUCTION                      SIGNAL PATHWAY INHIBITED


                               [GRAPHIC OMITTED]



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

- The targeted pathway is well characterized and implicated in an important human disease.

-  The targeted protein is critical to the disease pathway.

- The domains involved in the targeted protein's interaction with other proteins in the signaling pathway are amenable to structural analysis using nuclear magnetic resonance ("NMR") spectroscopy or x-ray crystallography.

- The sites of contact between domains are small enough to be blocked with a small-molecule compound.

ARIAD scientists are targeting a class of intracellular protein binding domains called SH2 domains, which fit these criteria. SH2 domains are found in multiple signaling proteins that are critical to particular disease processes. While SH2 domains share common structural attributes overall, the Company believes that their differences should enable the design of specific compounds. ARIAD hopes to transfer the knowledge gained in designing one SH2 inhibitor drug to the design of other SH2 inhibitors for other disease applications. This ability to leverage knowledge of target structure and small-molecule inhibitor design could result in a faster and more efficient drug discovery process.

Structure determination - ARIAD chemists determine the detailed three-dimensional molecular structure of the targeted protein domain, using advanced biophysical imaging techniques, such as NMR spectroscopy and x-ray crystallography.

Lead compound identification - After the structure of a given target is determined, ARIAD scientists use two integrated approaches to identify small molecules that may block that target. In the first approach, ARIAD chemists use the structural information as a blueprint for the design and synthesis of individual small molecules intended to bind to the domain and block the target protein's interaction with other proteins in the signal transduction pathway. After their binding and biological activity are tested, selected compounds are further studied through determination of the structure of their complex with the target protein. Data obtained from the activity and structural determinations are used to refine the compound design further, with the aim of increasing the compound's affinity for its target. As a complementary approach, ARIAD scientists use combinatorial chemistry to produce "libraries" of small molecules based on prototype molecules identified through the design process. The Company believes that its approach to combinatorial chemistry -- using information from its structure-based approach to bias the libraries produced combinatorially-- should increase the probability of producing a compound that binds to the targeted domain. By determining the molecular structure of combinatorial compounds that bind well or poorly to the domains, ARIAD chemists can further bias succeeding generations of combinatorial compound libraries in an iterative effort to identify selective and powerful signal transduction inhibitor drugs.

Assay systems - The ability of ARIAD's compounds to bind to the target protein's domain is determined in proprietary in vitro assays based on fluorescence polarization technology. These assays are highly sensitive and adaptable to high-throughput screening. ARIAD has also designed cell-based assays to validate leads identified in screening. These assays help determine whether compounds can pass through cell membranes, bind selectively to the target and block the disease process. Compounds that perform effectively in ARIAD's assay systems are evaluated further in the Company's validated animal models of specific diseases.

Clinical candidate selection - The goal of ARIAD's signal transduction inhibitor discovery and optimization process is to develop a proprietary, small-molecule compounds that are stable, suitable for oral administration and safe and effective in in vitro assays and in vivo studies. Such a compound may then become a candidate for initial clinical trials.

PRIMARY SIGNAL TRANSDUCTION INHIBITOR DRUG DISCOVERY PROJECTS

Osteoporosis - Osteoporosis is characterized by progressive loss of bone architecture and mineralization leading to the loss of bone strength and an increased fracture rate. The skeleton is constantly being remodeled by a balance between cells that lay down new bone (osteoblasts) and those cells that break down or resorb bone (osteoclasts). A prolonged imbalance of bone resorption over formation can occur in post-menopausal women, as well as in men and women with certain disorders such as renal osteodystrophy, hypercalcemia and Paget's disease. This imbalance leads to weaker bone structure and a higher risk of fractures. These fractures often heal poorly and result in clinical complications for those affected and substantial costs to the healthcare system.

Osteoporosis afflicts approximately 25 million people in the United States and more than 200 million people worldwide. The estimated cost of treatment and care for osteoporosis and related fractures exceeds $10 billion per year in the United States alone. Because bone loss occurs gradually over time and without symptoms, osteoporosis is often untreated until severe. According to the National Osteoporosis Foundation, 80% of those afflicted with osteoporosis are women. Many osteoporosis patients who sustain the bone fractures caused by this disease suffer a distinct loss of mobility, and nearly one quarter of those who fracture their hips die within six months.

Current therapies for osteoporosis include calcitonin, estrogen replacement therapy, selective estrogen receptor modulators, and bisphosphonates. Both calcitonin and estrogen replacement attempt to maintain bone mass by decreasing the rate at which bone is naturally resorbed by the body. Recent studies have suggested that estrogen replacement therapy may increase the risk of breast cancer in post-menopausal women. Bisphosphonates are a more recent form of therapy for osteoporosis. While these compounds appear to perform better than calcitonin and estrogen replacement therapy in some patients, they have some undesirable side effects.

ARIAD's approach for treating osteoporosis is to develop small-molecule drugs that bind to the SH2 domain or kinase domain of Src, an intracellular signaling protein that is implicated in the bone-resorption activity of osteoclasts, but does not appear to be critical to the function of other cells. The Company believes that Src is a key mediator in osteoclast-induced bone resorption based on experiments in mice that have had Src genetically removed. These animals experience a condition known as osteopetrosis, or "stone bone," characterized by thickening of the bone.

Additional research has shown that Src appears essential for bone resorption by osteoclasts, because osteoclasts from mice that lack Src are incapable of resorbing bone. Therefore, the Company believes that Src inhibitors can be safe and effective treatments for osteoporosis.

In November 1995, ARIAD entered into a collaboration with HMR to develop small-molecule inhibitors of Src for the treatment of osteoporosis and related hyper-resorptive bone diseases. Under the terms of this collaboration, HMR made an initial cash payment to ARIAD of $10 million and agreed to provide up to $20 million of research support payments over a five-year period and up to $10 million upon the attainment of certain research milestones. In addition, HMR agreed to fund all preclinical and clinical development costs for products that emerge from the collaboration. HMR will pay royalties to ARIAD on net sales of any products successfully commercialized out of this collaboration, if any.

ARIAD attained the first $2 million research milestone in late 1996 after successfully designing small-molecule compounds that block the SH2 domain of Src and retard bone resorption in in vitro and ex vivo assays. During 1998, ARIAD scientists further improved the potency and selectivity of several of its leading Src inhibitor compounds and continued testing these compounds in in vivo animal models of osteoporosis. In February 1999, ARIAD announced achievement of the second $2 million research milestone, the demonstration of significant anti-resorptive activity in vivo. ARIAD researchers continue to optimize the leading Src inhibitor compounds with the goal of identifying a candidate for human clinical trials.

Immune-Related Diseases - Organ transplant rejection and autoimmune disorders (e.g., rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease) are caused by unwanted reactions by the human immune system. Transplant rejection occurs when the immune system recognizes transplanted tissue as foreign and mounts an attack against it. Autoimmune disorders are the result of the body's immune system failing to distinguish "self" from "non-self" and attacking normal tissue. The incidence of such diseases is increasing, but no universally effective treatment exists.

A critical step in the human immune response is the activation of white blood cells called T cells. T-cell activation starts when specific antigens bind to the extracellular portion of the T-cell receptor. This binding activates a signaling pathway within the T cell leading to a full-scale immune response. The goal of ARIAD's immune-related disease program is to develop a small-molecule immunosuppressive drug that specifically inhibits the intracellular signaling protein interactions that lead to T cell activation, to be used to treat autoimmune disorders and transplant rejection.

ARIAD is using structure-based drug design and structure-based combinatorial chemistry to develop inhibitors of an intracellular signaling protein called ZAP. ZAP, which is expressed exclusively within T cells, is essential for antigen-induced T cell activation. Molecular, genetic and biochemical studies have confirmed that ZAP binds to the intracellular portion of the T cell receptor and that blocking this interaction can prevent T cell activation. In addition, those humans who have a genetic defect in ZAP are severely immunodeficient. This research suggests that a small-molecule drug that selectively blocks ZAP may represent an effective immunosuppressive agent that may not exhibit the side effects associated with existing immunosuppressive drugs, such as cyclosporine or tacrolimus.

ARIAD scientists were the first to determine and publish the molecular structure of the tandem SH2 domains of ZAP and the nature of their interaction with the T-cell receptor. Using this information, as well as the knowledge about SH2-inhibiting compounds gained in the osteoporosis program, ARIAD has identified lead molecules for its efforts to develop ZAP-inhibiting drugs. These compounds bind selectively to ZAP SH2 domains in in vitro binding assays. The Company is evaluating these compounds using in vitro assays to select the most promising compounds to undergo animal testing in models of immune-related disease.

ARIAD REGULATED GENE EXPRESSION TECHNOLOGY (ARGENT)

Whereas ARIAD's signal transduction inhibitor program is based on identifying small-molecule drugs that block intracellular protein interactions, the ARGENT program is based on the use of small-molecule drugs to promote and regulate intracellular protein interactions. ARIAD is applying its expertise in regulating signaling pathways to develop a system that controls the adminis-tration of therapeutic proteins delivered by gene therapy, and a conceptually related system that controls the survival of genetically modified cells.

Gene therapy involves the genetic modification of cells to produce specific therapeutic proteins. Cells can be removed from a patient, genetically modified and transplanted back into the patient (ex vivo gene therapy). Alternatively, cells can be modified in the body through the administration of a vector that delivers the gene into certain cells (in vivo gene therapy). Gene therapy can therefore be thought of as an in vivo protein production and delivery system. ARIAD believes that most diseases currently treated by the administration of injectable recombinant proteins, such as anemia, hepatitis, multiple sclerosis and pituitary disorders, are candidates for regulated gene therapy. However, current gene therapy strategies have had limited success. Key reasons include the difficulty in achieving adequate levels of therapeutic protein production, the lack of a means to control the dose of the protein produced, and the inability to discontinue therapy should it become unwanted or unnecessary.

ARIAD's proprietary technology called ARGENT, when used in conjunction with specific gene transfer vectors, should address several of the key issues facing the practical clinical use of gene therapy: (i) efficiently and safely delivering genetic material directly to the patient's cells; (ii) causing those cells to produce efficacious levels of therapeutic proteins; (iii) controlling protein production levels in a manner consistent with conventional pharma-ceutical dosing; and (iv) providing the ability to terminate treatment if necessary. ARGENT is based on the principle that specific protein interactions regulate intracellular activities. By selecting protein interactions that produce a desired cellular response, then engineering those proteins to interact only in the presence of a novel small-molecule drug, complex biological responses can be brought under direct pharmacologic control.

Orally Active Protein Therapy

If successfully developed, ARGENT orally active protein therapy would be utilized as follows: patients would receive an injection of genetic material
(DNA) that would equip certain of their cells to produce a desired therapeutic protein, such as erythropoietin. These patients then would take a pill to activate therapeutic protein production in a dose-dependent fashion. The Company believes that this application of ARGENT would allow the physician to manage protein therapy by varying the dosage regimen of the pill.

The ARGENT therapeutic protein delivery system takes advantage of the observation that transcription factors, intracellular signaling molecules that are responsible for activating genes to produce proteins, contain two discrete functional domains. One domain recognizes and binds to DNA, and the second interacts with the transcriptional machinery to activate expression of the target gene. ARIAD has selected a specific DNA-binding domain and a separate transcriptional activation domain, and genetically engineered each domain to include a specific drug binding site. The resulting system can control the activity of the transcription factor -- and therefore the expression of the therapeutic gene -- through the administration of a proprietary, orally active Dimerizer Drug(TM) (Figure 3).

                                    FIGURE 3

                      ARGENT ORALLY ACTIVE PROTEIN THERAPY


                                [GRAPHIC OMITTED]



In a study published in the journal Science in January 1999, ARIAD and University of Pennsylvania scientists used adeno-associated virus ("AAV")-based gene delivery vectors in combination with the ARGENT system to regulate the production of the therapeutic protein erythropoietin in mice and primates. These experiments demonstrated the feasibility of introducing therapeutic genes into the body and then precisely controlling the activity of those genes with a drug that could be given as a simple pill. The researchers injected animals in the muscle with vectors containing both the gene for the production of erythropoietin and genes that encode two fragments of a transcription factor. These transcription factor fragments had been engineered to have high affinity for one of ARIAD's Dimerizer Drugs. Administration of the Dimerizer Drug to the animals activated the target gene, causing biologically effective amounts of erythropoietin ("EPO") to be produced. The dose-dependent increase in EPO resulted in higher numbers of red blood cells in the bloodstream. Discontinuing drug administration shut down production (Figure 4).

                                    FIGURE 4
    DIMERIZER DRUG (RAPAMYCIN) CONTROLS EPO AND HEMATOCRIT IN RHESUS MONKEY
                    INJECTED INTRAMUSCULARLY WITH AAV VECTORS


                                [GRAPHIC OMITTED]


REFERENCE: Ye, X., Rivera, V.M., Zoltick, P., Cerasoli, F., Jr., Schnell, M.A.,
           Gao, G.-p., Hughes, J.V., Gilman, M., and Wilson, J.M. (1999) Regulated delivery of therapeutic proteins after in vivo somatic cell gene transfer. Science 283, 88-91.


ARIAD is seeking to develop and commercialize gene therapy-based products as alternatives for currently marketed injectable therapeutic proteins, such as growth hormone (for pituitary disorders), erythropoietin (for anemia) and cytokines such as alpha and beta interferon (for cancer and hepatitis). The current worldwide market for injected therapeutic proteins is estimated at over $11 billion annually.

ARGENT Product for Treatment of GVHD

A second application of ARGENT is designed to provide a method for eliminating engineered cells in vivo. Controlled cell elimination has been achieved through the construction of a chimeric gene encoding a drug-binding domain fused to the intracellular signaling domain of the

FAS protein. Clustering of this chimeric protein by a specific small-molecule Dimerizer Drug designed to bind to the engineered drug-binding domain induces apoptosis, the natural suicide program resident in cells. ARIAD is developing this technology to control the population of donor T cells used in conjunction with allogeneic bone marrow transplantation (BMT) to treat graft-versus-host disease.

Worldwide, approximately 40,000 total BMTs are performed each year. However, a severe complication called graft-versus-host disease (GvHD) limits growth in the number of patients who can benefit from allogeneic BMTs. GvHD is an often-lethal condition that arises when transplanted T cells attack healthy host tissues. Equipping T cells with ARIAD's inducible cell elimination system by retroviral transduction before transplantation should allow the patient to receive therapeutic quantities of T cells. The effectiveness of BMT should thereby be increased, because T cells enhance engraftment of the transplant, confer immunity against infection, and in some cases have been shown to exert a potent anti-tumor effect. Should GvHD occur, the donor T cells can be eliminated by administration of ARIAD's Dimerizer Drug that triggers apoptosis only in the engineered cells. Thus, the availability of a reliable, selective cell-killing system should increase the efficacy of BMT and extend the use of BMT to new disease populations.

ARIAD has designed both the DNA constructs and the Dimerizer Drug, AP1903, which together have been shown to equip T cells with a selective suicide system. When human T cells are engineered to express this suicide system and then implanted into mice, administration of AP1903 results in their selective elimination. Studies describing AP1903's design and its activity in cells and animals were published in Proceedings of the National Academy of Sciences in September 1998. ARIAD initiated a Phase 1 clinical trial of AP1903 in healthy volunteers in December 1998.

Additional ARGENT Applications

The ARGENT inducible apoptosis system may provide an important safety feature to current gene therapy strategies, which generally are irreversible. Gene therapies that cannot be withdrawn or turned off if necessary may be the subject of concern among physicians and regulatory authorities. Thus, the Company believes that the selective elimination of engineered cells upon the administration of a specific dimerizing agent represents a potentially important advance in gene therapy.

Along with its therapeutic applications, ARGENT has additional uses in genomics and other basic and applied research. ARGENT can be employed to control gene expression and protein-protein clustering in experiments in cells and in animals, enabling the biological activity of a protein to be determined. This application is also useful to ARIAD's functional genomics program (below).

ARIAD'S FUNCTIONAL GENOMICS PROGRAM

ARIAD's signal transduction inhibitor and ARGENT programs represent a significant commitment to the acquisition, development and integration of advanced drug discovery technologies. With these systems in place, ARIAD is expanding its target identification and validation capabilities.

ARIAD's genomics program is designed to provide a source of novel drug targets for the small-molecule drug discovery program and therapeutic genes and proteins for the ARGENT program. A significant part of ARIAD's efforts to enhance its target identification and validation capabilities is the expansion of the Company's program in functional genomics.

Genomics is the study of gene structure and function. Over the past five years, the convergence of molecular and cellular biology, genetics, automation and advanced information technologies has given genomics researchers the discovery tools necessary to begin to understand human diseases at the genetic level. Researchers are currently engaged in the mapping and sequencing of the estimated 100,000 genes encoded by the human genome. However, knowing a gene's sequence is only the first step and often provides little information about how the gene functions. Functional genomics is the process by which the role of genes in normal and diseased cellular processes is uncovered. Such an understanding of gene function may provide researchers with the information required to design novel and specific therapeutics for disease intervention.

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

The Genomics Center is a joint venture established by ARIAD and HMR to pursue functional genomics. The mission of the Genomics Center is to identify novel genes associated with disease processes and demonstrate that a particular gene or genes either causes or prevents disease. This objective is being accomplished through the application of advanced technologies in molecular biology, cellular biology, automation and bioinformatics. Genes identified by the joint venture and selected by either ARIAD or HMR for further development will encode either therapeutic proteins, such as erythropoietin, or proteins that are believed to be responsible for disease, such as the Src protein -- ARIAD's small-molecule drug target for the treatment of osteoporosis.

The discovery of genes involved in disease is accomplished in two steps. Each step serves as a filter to reduce the number of potential disease genes from 100,000 down to 1 or 2 genes shown to be critically important for disease. As diagrammed in Figure 5, step one involves a series of experiments that identify a set of candidate genes. These genes are potentially involved in the disease process. However, after this first step, it is not known whether these genes are the cause or the effect of the disease. The Genomics Center uses a set of core technologies to identify candidate genes: (i) high-throughput differential gene expression, (ii) genetic screens in mammalian cells, and (iii) proteomic analysis. Bioinformatics, a set of computational tools for DNA and protein analysis, helps to analyze the large volume of genomic data produced by these gene discovery technologies and to focus attention on a subset of candidate genes, thereby reducing the number of genes for further study. In the second step, these candidate genes are introduced individually or in small groups into cells and animals where specific gene function is assessed. Genes found to be directly involved in disease (validated genes) may be selected by either ARIAD or HMR for use in the discovery and development of pharmaceutical products.


                                    FIGURE 5
                               FUNCTIONAL GENOMICS


                                [GRAPHIC OMITTED]



ARIAD's approach to functional genomics is based on the belief that the functional analysis of genes involved in disease processes requires the integrated application of technologies in molecular genetics, cellular biology, automation and bioinformatics. The technologies currently established in the Genomics Center include custom cDNA-based gene chip arrays (Molecular Dynamics), commercial high-density gene chip arrays (Affymetrix), cDNA library construction, high throughput EST sequencing, high-throughput FL cloning and sequencing, integrated automation systems, genetic screen methodologies for gene discovery, mouse gene targeting technologies, and bioinformatics tools for analysis of DNA sequencing and gene chip data. In conjunction with disease relevant biological systems, these technologies are being employed for the discovery and functional analysis of genes for therapeutic applications and drug screening.

A critical experiment in the functional analysis of a given gene is to examine the behavior of cells and tissues when such gene is on compared to when it is off. If a gene is critically involved in the disease process, then either turning it off or on should stop the disease process. Therefore, the ability to control genes by turning them on or off at will can be an extremely powerful tool for determining the role of a gene in a given disease process. ARGENT, ARIAD's proprietary method for regulating gene expression using small-molecule drugs, provides a methodology for genomics researchers to control gene function. For example, ARIAD scientists have developed a strain of laboratory mice that contain the genetic components of ARGENT. Researchers can introduce a gene thought to control bone density into these animals and activate this gene using a specific Dimerizer Drug. By observing the physiological changes in the mice that have the gene turned on, it may be possible to gain critical information regarding the role of that gene in osteoporosis. This principle can be applied to multiple genes and multiple disease processes.

Given the large number of human genes and the extensive effort involved in analysis of these genes, the Genomics Center is focusing its initial efforts on a limited number of therapeutic areas: osteoporosis, atherosclerosis, and cancer. The goal of the osteoporosis project is to identify genes that play a key role in bone formation. The Genomics Center approach is to identify genes that stimulate bone cells to produce more bone, thereby increasing a patient's bone density. Working with partners at HMR, Genomics Center scientists are using high-throughput differential gene expression analysis (HTDGE) on Affymetrix and Molecular Dynamics gene chips to identify genes that function in activated osteoblasts, the cells that form new bone.

In atherosclerosis, the Genomics Center is conducting studies to find genes involved in smooth muscle proliferation, a key step in coronary artery restenosis. In the oncology program, Genomics Center researchers are using gene chips and genetic screens to identify genes involved in colon, mammary, and prostate cancer. ARIAD believes that several different classes of therapeutic products could be developed from these investigations.

ARIAD has the right to select for further pursuit half of the validated genes identified by the Genomics Center. These genes will fall into two distinct categories: (i) those that encode small-molecule drug targets such as intracellular signaling proteins and (ii) those that encode secreted proteins such as hormones. Those genes that encode for intracellular proteins represent a source of targets for the Company's small-molecule drug discovery program. Those genes that encode for secreted proteins may be combined with the ARGENT program to create orally active therapeutic protein products. In addition, the Genomics Center may be the source of genes upon which ARIAD could build new drug discovery programs or base collaborations with biotechnology, pharmaceutical or diagnostic companies.

DRUG DISCOVERY COLLABORATIONS

ARIAD has established and intends to continue to establish collaborations with pharmaceutical and biotechnology companies. The Company's collaborations are set forth below.

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

Under the terms of this agreement, ARIAD is employing its capabilities in combinatorial chemistry and structure-based drug design in a joint effort with HMR to design and develop Src inhibitor drugs. HMR has exclusive rights to commercialize these drugs worldwide for the treatment of osteoporosis and related bone diseases. ARIAD has the right, under certain circumstances, to participate in the clinical development and commercialization of these products for nonosteoporosis indications in North America. In addition to an upfront cash payment of $10 million in 1995, HMR will fund up to $30 million of research at ARIAD over five years, $10 million of which is tied to the achievement of certain research milestones. The second of these milestones was achieved in February, 1999, and ARIAD received a $2 million cash payment. The agreement also calls for the payment of royalties to ARIAD based on product sales.

GENOVO, INC. On February 14, 1997, ARIAD, through its subsidiary, ARIAD Gene Therapeutics, Inc. ("AGTI"), and Genovo entered into a contract to jointly develop and commercialize gene therapy products for the therapeutic protein market. The agreement combines ARIAD's regulated gene expression and apoptosis technology with Genovo's gene transfer technology for the intramuscular and subcutaneous delivery of genes. Genovo's technology is derived largely from its exclusive license of intellectual property and access to the work of James Wilson, M.D., Ph.D. and his laboratory at the Institute for Human Gene Therapy at the University of Pennsylvania School of Medicine.

Under the terms of the agreement, ARIAD and Genovo will seek to develop gene therapy-based protein products. Each partner will pay its respective costs of research and development, and any payments received by either party for combined products will be divided equally between ARIAD and Genovo, after reimbursement of certain costs. The companies are pursuing partnerships with companies that have a strong strategic interest in protein therapeutics and the markets they address.

The focus of ARIAD's and Genovo's joint efforts is on vector-based delivery of genes encoding secreted proteins to the muscle and skin. Each company is free to develop and partner its respective technologies in all other applications. ARIAD's agreement with Genovo has an initial term that, subject to extension and other conditions relating to third-party transactions, expires in February 2002.

HOECHST-ARIAD GENOMICS CENTER, LLC. On March 4, 1997, ARIAD and HMR entered into a 50/50 joint venture to pursue functional genomics. The Genomics Center employs advanced technologies in molecular and cellular genetics and bioinformatics to analyze human genes and identify those genes that encode for novel therapeutic proteins or targets for small-molecule drug discovery. ARIAD and HMR each has the right to select for further development 50% of the genes identified by the joint venture. ARIAD and HMR also have the right, subject to a right of first negotiation held by the other party, to form strategic alliances with other pharmaceutical or biotechnology companies for the development of products based on genes or targets selected from the joint venture.

The Company and HMR agreed to commit $85 million to the establishment of the joint venture and its first five years of operations. ARIAD may fund its share of this commitment through the purchase by HMR of ARIAD series B preferred stock. The Genomics Center is located in dedicated facilities at ARIAD's headquarters and is staffed by ARIAD scientists under contracts with the joint venture. The operating costs of the Genomics Center are divided equally between ARIAD and HMR, and both companies have access to new technologies developed within the Genomics Center.

Concurrent with the signing of the joint venture agreement (the "1997 HMR Genomics Agreement"), HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B convertible preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and $5,747,000 which was completed in January 1999 (Note 7). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option.

The 1997 HMR Genomics Agreement has an initial term that, subject to extension, expires in March 2002.

INCYTE PHARMACEUTICALS, INC. In March 1997, ARIAD became the second biotechnology company to become a subscriber to the Incyte LifeSeq(R) gene sequence and expression database. This agreement was amended in December, 1998 to provide ARIAD an additional subscription to the Incyte LifeSeq Gene Album(TM) Reagent Set. ARIAD pays Incyte access fees and would owe Incyte milestone payments and royalties on the sale of products derived from the database, if any. ARIAD employs the Incyte database in its functional genomics program. This database offers one of the largest sources of genomic data, containing gene sequence and expression information from normal as well as diseased cells and tissues from most of the major tissue types in the human body. ARIAD, through the Genomics Center, uses the Incyte databases in its efforts to identify and characterize genes that encode for therapeutic proteins and novel small-molecule drug targets.

HUMAN RESOURCES

As of March 15, 1999, ARIAD had 146 full-time employees, 64 of whom hold post-graduate degrees, including 54 Ph.D.'s. Most of the Company's employees are engaged directly in research and development. The Company has entered into confidentiality and noncompetition agreements with all of its employees. None of ARIAD's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

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

STANFORD UNIVERSITY AND HARVARD UNIVERSITY (ARGENT PROGRAM). The Company has obtained an exclusive license to a series of patents and patent applications and related technology from Stanford University and Harvard University based upon the work of Drs. Gerald Crabtree and Stuart Schreiber and their colleagues. The Company believes that this technology, which includes materials and methods for regulating the transcription of specific genes in vivo, will be important in developing regulated gene therapy for a wide range of disease targets. In connection with this license, Stanford and Harvard were issued an aggregate of 128,571 shares of Common Stock of AGTI (representing approximately 3% of the currently outstanding capital stock of AGTI).

MASSACHUSETTS INSTITUTE OF TECHNOLOGY (ARGENT PROGRAM). The Company has obtained an exclusive license from the Massachusetts Institute of Technology to a patent application based on work by Drs. Philip Sharp, Carl Pabo and Joel Pomerantz. The licensed technology involves engineered DNA-binding proteins, DNA molecules encoding such proteins, DNA sequences to which the engineered proteins bind and compositions and methods for using such proteins. The Company believes this technology will be useful in regulating the expression of desired genes in various gene therapy applications.

HARVARD UNIVERSITY (ARGENT PROGRAM). The Company has obtained an exclusive license to a patent application and related technology from Harvard University based on the work of Dr. Gregory Verdine concerning synthetic transcription modulators. Under this license, the Company may also supply Dr. Verdine with its proprietary reagents developed as part of the ARGENT program and has a right to negotiate for a non-exclusive commercial license to any resulting inventions. The Company believes this technology may be useful in regulating the transcription of desired genes in gene therapy.

MOCHIDA (ARGENT PROGRAM). The Company has obtained a nonexclusive license to a series of patents from Mochida Pharmaceuticals, Ltd. The technology covered by these patents relates to the use of the Fas gene for triggering apoptosis, or controlled cell death. The Company believes that this technology will be important to its regulated gene and cell therapy programs.

UNIVERSITY OF PENNSYLVANIA (GENE THERAPY). The Company has entered into agreements with the Trustees of the University of Pennsylvania pursuant to which the University has agreed to grant to ARIAD a nonexclusive license under the terms set forth in such agreement to discoveries made using ARIAD's regulated gene expression technology by Dr. James Wilson and colleagues. This technology may be used in various gene therapy applications.

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

MASSACHUSETTS INSTITUTE OF TECHNOLOGY, THE WHITEHEAD INSTITUTE AND HARVARD UNIVERSITY. The Company has obtained an exclusive license from the Massachusetts Institute of Technology, the Whitehead Institute and Harvard University to a series of United States patents and patent applications and their foreign counterparts, including US Patent No. 5,804,374, based upon the work of Dr. David Baltimore and his colleagues. These patent documents relate to transcription factors, including NF-kB, and methods and materials for identifying inhibitors of them. NF-kB is a key mediator of the immune response. The issued patent specifically covers drug discovery methods for identifying antagonists of NF-kB-mediated gene transcription.

STANFORD UNIVERSITY. The Company has obtained an exclusive license from Stanford University to a series of patents, including US Patent No. 5,837,840, and patent applications based upon the work of Dr. Gerald Crabtree and his colleagues. That work involved the cloning of genes for certain NF-AT proteins which are believed to be key mediators of the immune function and which have recently been implicated additionally in cardiac hypertrophy. The patent documents relate to materials and methods for drug discovery efforts based on NF-AT targets.

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

The Company has also entered into approximately 180 material transfer agreements with various institutions and companies under which the Company has provided its proprietary reagents developed as part of the ARGENT program for research purposes and has obtained certain rights to inventions made as a result of research conducted using the Company's materials.

PATENTS AND PROPRIETARY RIGHTS

The Company owns 42 patent applications in the United States relating to the Company's technologies and compounds and has filed counterparts of certain of these applications in foreign countries. The majority of these applications are directed to inventions and discoveries arising from the Company's ongoing research and development programs, including materials and methods used in regulated gene expression and drug discovery, as well as compounds that affect intracellular signaling pathways discovered thus far in the course of such research by the Company.

In addition, the Company has obtained exclusive licenses to 11 issued United States patents and 26 patent applications pending in the United States. The Company has further obtained exclusive options on three United States patent applications. The Company has also secured several nonexclusive technology licenses with certain institutions in support of its research programs. The Company anticipates that it will continue to obtain licenses from universities and others where applicable technology complements its research programs, but no assurance can be given as to the Company's ability to secure such licenses on reasonable business terms.

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

MANUFACTURING, MARKETING AND SALES

The Company has no history of manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. The Company expects to manufacture, package, label and distribute its product candidates independently or to establish arrangements with third parties to perform some or all of these functions. If the Company is unable to manufacture or contract for a sufficient supply of its potential therapeutic products on acceptable terms, the Company's preclinical studies and clinical trials may be delayed or interrupted resulting in the delay of submission of products for regulatory approval, which may have a material adverse effect on the Company. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical products, if any, market introduction and subsequent sales of such products would be adversely affected. Further, if it develops pharmaceutical products that it determines to commercialize itself, the Company will need to hire additional personnel skilled in clinical trials and regulatory compliance process and in marketing and product sales. Contract manufacturers that the Company may use must adhere to the Good Manufacturing Practices ("GMP") regulations prescribed by the FDA. To the extent that the Company arranges with third parties to manufacture or market its products, if any, the success of such products may depend on the efforts of such third parties. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. Should the Company decide to manufacture its own products, the Company will be subject to the risks and delays or difficulties inherent in the manufacturing process and would require substantial additional capital.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following factors which are in plain English:

WE MAY NEVER SUCCEED IN DEVELOPING MARKETABLE DRUGS. We are an early stage company with no product revenues and we may not succeed in producing drugs for commercialization. Our main focus is still primarily in conducting research to advance the complex and specialized technologies we are developing. We are exploring human diseases at the cellular level. We seek to discover what genes within cells malfunction to help cause disease, what signals are triggered within the cells during the disease process to cause the cells to react in harmful ways, and what chemicals (i.e., drugs) can be developed to halt or reverse those activities within the cells. As with all discovery science, we face much trial and error and we may fail at numerous stages along the way.

In our research associated with signal transduction,

- we may not identify the most important signals within the cells;

- since the signals are made up of a chain of chemical reactions between proteins within the cell, we may fail to identify a good intervention point to try to block the signal; and

- we may not succeed in developing a chemical capable of blocking the signal.

In our research related to our ARGENT system,

- we may not be able to identify drugs which successfully regulate the delivery of proteins through gene therapy on a long term basis.

In our functional genomics research,

- we might not identify the critical genes involved in disease; and

- we may be unable to discover a chemical capable of blocking or affecting the signal.

In all of our programs, we may find that

- we are unable to recruit, hire and retain the highly skilled scientific personnel, especially in our functional genomics program, necessary to achieve success in developing our products and technologies;

- a potential drug, even if it seems to work in animals, may not be effective, or may even be harmful, when tested in humans;

- even if we prove through human clinical trials that a drug is safe and effective in humans, we may not be able to manufacture it economically; and

- a drug may not be well accepted by doctors and patients, or may be less effective or accepted than competing drugs made by others.

Despite the progress in our research and development programs, we do not expect to have any drugs on the market for several years.

INSUFFICIENT FUNDING MAY JEOPARDIZE OUR RESEARCH AND DEVELOPMENT PROGRAMS AND MAY PREVENT COMMERCIALIZATION OF OUR PRODUCTS AND TECHNOLOGIES. We may not be able to secure the significant funding which is required to maintain and continue each of our research and development programs at their current levels. Other than a research and development agreement we entered into with Hoechst Marion Roussel to develop drugs to treat osteoporosis and other bone diseases, which expires in November 2000, we have no strategic alliance or other funding for our signal transduction program. We also do not have any strategic alliance funding for the advancement of our ARGENT system, which includes our regulated gene therapy system and our graft-versus-host disease product. To fund these programs, as well as our functional genomics program, we are relying principally on funding provided by Hoechst Marion Roussel under an agreement entered into in November 1995, under which Hoechst Marion Roussel is required to make future payments to us of $1.0 million per quarter through November 2000 for research, plus up to $6.0 million in additional payments upon achievement of certain research and development milestones. We may fail to achieve future milestones for payment in a timely manner, or at all. In addition, we rely on Hoechst Marion Roussel to provide significant funding to sustain our genomics center. Hoechst Marion Roussel has agreed to fund its 50% share and to finance our 50% share of the costs associated with operating the genomics center, which is expected to exceed $30 million, through March 31, 2002; thereafter, we will likely need more money to sustain the genomics center. Although Hoechst Marion Roussel has agreed to fund our share of costs in excess of the amount required by our agreement if such expenditures are approved by both of us, Hoechst Marion Roussel has no obligation to cover costs beyond what is required under the agreement. Furthermore, if Hoechst Marion Roussel has a significant strategic shift in its business focus due to its merger into Aventis Pharma, Hoechst Marion Roussel may not perform its obligations under its agreements with us. If our funding from Hoechst Marion Roussel and other sources is insufficient, we intend to seek additional funding from collaborations or public or private financings, which may not be available on terms acceptable to us, or at all. Insufficient funds may require us to delay, scale back or eliminate one or more of our research and development programs or to enter into license arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

OUR ABILITY TO COMMERCIALIZE CERTAIN OF OUR PRODUCTS MAY DEPEND ON GENOVO'S ABILITY TO SECURE GENE TRANSFER TECHNOLOGY. Genovo is required under our agreement to:

- develop a mechanism which is to be used as a vehicle to introduce new genes into muscle tissue,

- fund the costs associated with the development of this gene transfer technology, and

- secure the patents and licenses required for such proprietary technology.

This gene transfer technology is necessary to develop and commercialize our ARGENT regulated gene therapy system for the controlled production of protein drugs. The success in developing our gene therapy system may be delayed or prevented if:

- Genovo is unable to develop gene transfer technology in a timely manner,

- Genovo is unable to obtain the required funding,

- Genovo is unable to acquire rights to such technology from the Trustees of the University of Pennsylvania and others to the extent required.

As of February 15, 1999, our agreement with Genovo may be terminated by either party upon sixty (60) days' prior written notice. Unless both we and Genovo continue to work together on the development of a regulated gene therapy system under the terms of our agreement or modified terms, we will have to seek and obtain gene therapy transfer technology elsewhere. Furthermore, another strategic partner of Genovo, which is our potential competitor in some markets, holds a significant minority interest in Genovo and has the ability to influence Genovo's actions, such as its ability or willingness to perform its obligations under our agreement or to work with us in the future.

WE HAVE SIGNIFICANT LOSSES AND MAY NEVER BE PROFITABLE. We have incurred significant operating losses in each year since our inception in 1991, and have an accumulated deficit of approximately $93 million from our operations through December 31, 1998. We currently have no product revenue, may never be able to earn such revenue, and may never have profitable operations, even if we are able to commercialize any of our products. Over the next several years, we expect to have substantial increasing operating losses. If our losses continue and we are unable to successfully develop, commercialize, manufacture and market product candidates, we may never achieve product revenue or profitability. Losses have resulted principally from costs incurred in research and development of product candidates, and from general and administrative costs associated with our operations, including expenses related to the genomics center. If costs associated with the genomics center were to increase beyond what is currently provided for in the 1997 agreement with Hoechst Marion Roussel, as is likely, and we finance our share of such costs through a loan from Hoechst Marion Roussel as provided in the genomics center agreements, our outstanding indebtedness would increase.

THE LOSS OF KEY MEMBERS OF OUR SCIENTIFIC AND MANAGEMENT STAFF COULD DELAY AND MAY PREVENT THE ACHIEVEMENT OF OUR RESEARCH, DEVELOPMENT AND BUSINESS OBJECTIVES. Our Chief Executive Officer, Harvey J. Berger, M.D., and approximately nine officers and key members of our scientific staff responsible for areas such as clinical development, chemistry research, bioinformatics, cell biology and genetics, structure-based drug design, molecular technology and genomics are important to our specialized scientific business. The loss of, and failure to promptly replace, any one of this group could significantly delay and may prevent the achievement of research, development and business objectives. While we have entered into employment agreements with certain of our officers, they may not remain with us. We are also dependent upon a few of our scientific advisors to assist in formulating our research and development strategy.

WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE OUR PRODUCTS IF WE ARE UNABLE TO OBTAIN OR MAINTAIN CERTAIN LICENSES. We are currently attempting to obtain licenses for technology useful to the development of certain compounds for, or components of, our regulated gene therapy system and our graft-versus-host disease product. Our inability to obtain any one or more of the licenses related to our regulated gene therapy system which we are seeking, on commercially reasonable terms or at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially effect our ability to develop and commercialize this system. We also use gene sequences or proteins encoded by those sequences, and other biological materials, in each of our research programs which are, or may become, patented by others and to which we would be required to obtain licenses in order to develop or market our products. Some of our programs, including our regulated gene therapy system, may require the use of multiple proprietary technologies. Obtaining such licenses may require us to make cumulative royalty payments or other payments to several third parties, potentially reducing amounts paid to us or making the cost of our products commercially prohibitive.

We have entered into license agreements, either directly or through one of our subsidiaries, with Stanford University, Harvard University and the Massachusetts Institute of Technology, under which we have obtained exclusive rights to technologies useful to our ARGENT program in general and our regulated gene therapy system in particular. We have obtained exclusive rights from Mochida Pharmaceutical Co., Ltd. for certain technology useful to the development of our graft-versus-host disease product. We have also obtained non-exclusive access to, and use of, certain database information from Incyte Pharmaceuticals, Inc. which is useful to the research we are conducting as part of our functional genomics program. Each of these licenses obligates us to exercise diligence in pursuing development of product candidates, to make certain milestone payments (some of which are substantial), and to provide for royalties (which can be significant). In some instances, we are responsible for the costs of filing and prosecuting patent applications. The licenses generally expire upon the earlier of a fixed term of years after the date of the license or the expiration of the applicable patents, but each license is also terminable by either party upon default in the obligations of the other party. Our inability or failure to meet our diligence requirements or make any payments required under these licenses would result in a reversion of the rights granted to the licensor which, with respect to the licenses where we have obtained exclusive rights, would materially affect our ability to develop and market products based on our ARGENT program.

COMPETING TECHNOLOGIES MAY RENDER SOME OR ALL OF OUR PROGRAMS OR FUTURE PRODUCTS NONCOMPETITIVE OR OBSOLETE. Many well-known pharmaceutical, chemical and specialized biotechnology companies, academic and research institutions and government agencies, who have substantially greater capital, research and development capabilities and experience than us, are presently engaged in:

- developing products based on signal transduction,

- exploring the field of gene therapy,

- pursuing functional genomics, and

- conducting research and development programs for the treatment of all the disease areas in which we are focused.

Some of these entities already have drug candidates in clinical trials or in more advanced preclinical studies than our product candidates. They may succeed in commercializing competitive products before we do, which would give them a competitive advantage. Competing technologies may render some or all of our programs or future products noncompetitive or obsolete and we may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS. We and our licensors have pending patent applications covering biochemical and cellular tests useful in drug discovery, new chemical compounds discovered in our signal transduction program, certain components, configurations and uses of our ARGENT system and methods and materials for conducting genetic research. These patent applications may never issue as patents. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. In that event, such patents may never afford meaningful protection for our technologies or products, which would materially impact our ability to develop and market them. Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies that are related to our business and may cover or conflict with our patent applications. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain patent or other proprietary protection for any of these technologies, we may be required to challenge such protections, terminate or modify our programs that rely on such technologies or obtain licenses for use of these technologies.

WE MAY NOT BE ABLE TO OBTAIN GOVERNMENT REGULATORY APPROVAL FOR OUR PRODUCT CANDIDATES PRIOR TO MARKETING. To date, we have not submitted an application for any product candidate to the U.S. Food and Drug Administration, and none of our product candidates have been approved for commercialization in the United States or elsewhere. Any product candidate ready for commercialization, would be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We may not be able to obtain regulatory approval for any products we develop. We have no history of conducting and managing the clinical testing necessary to obtain such regulatory approval. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Furthermore, the regulatory requirements governing our potential products are uncertain. This uncertainty may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is proven useful, as demonstrated by clinical trials, and our products will be subject to ongoing regulatory reviews.

IF WE DEVELOP A PRODUCT FOR COMMERCIAL USE, A SUBSEQUENT PRODUCT LIABILITY-RELATED CLAIM OR RECALL COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products, and we may not be able to avoid significant product liability exposure. A product liability-related claim or recall could be detrimental to our business. However, except for insurance covering product use in our clinical trial, we do not currently have any product liability insurance, and we may not be able to obtain or maintain such insurance on acceptable terms and we may not be able to obtain any insurance to provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop.

EFFORTS TO CONTAIN OR REDUCE THE COST OF HEALTH CARE COULD HURT OUR REVENUES AND EARNINGS. As a biopharmaceutical company, we expect that our business could be affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the near term, our ability to raise capital could be adversely affected by governmental efforts to assert greater control over pricing or profitability of prescription pharmaceuticals. Such efforts could adversely affect the profitability of our existing and potential collaborators, reduce their cash resources, and discourage them from investing in our research and development programs. In the longer term, if we and our collaborators are successful in developing human therapeutic drugs, the efforts of the government and third party payors to contain or reduce health care costs could adversely affect our revenues and earnings from such products.

OUR MANAGEMENT AND PRINCIPAL STOCKHOLDERS OWN APPROXIMATELY 25% OF OUR OUTSTANDING COMMON STOCK AND COULD INFLUENCE MOST MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS. Our directors and officers and several five percent stockholders and their affiliates beneficially own, in the aggregate, shares representing approximately 25% of the outstanding shares of our common stock, series B preferred stock and series C preferred stock. As a result, these stockholders, acting together, could influence significantly and possibly control most matters requiring approval by our stockholders. In addition, our certificate of incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present executive officers, directors and affiliated individuals and entities may be able to control the election of the members of our board of directors. Such a concentration of ownership could affect the liquidity, and have an adverse effect on the price of our common stock, and may have the effect of delaying or preventing an acquisition or change in the control of our company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

RESULTS OF OUR OPERATIONS AND GENERAL MARKET CONDITIONS FOR BIOTECHNOLOGY STOCK COULD RESULT IN THE SUDDEN CHANGE IN THE VALUE OF OUR STOCK. As a biopharma-ceutical company, we have experienced significant volatility in our common stock. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. Over the past twelve months our stock price has ranged from a high of $5.50 to a low of $1.38 and from January 1, 1999 to

February 28, 1999 our stock price has ranged from a high of $4.25 to a low of $1.50. Factors contributing to such volatility include:

- results of preclinical studies and clinical trials,

- evidence of the safety or efficacy of pharmaceutical products,

- announcements of new collaborations,

- failure to enter into collaborations,

- our funding requirements and the terms of our series C preferred stock financing,

- announcements of technological innovations or new therapeutic products,

- governmental regulation,

- healthcare legislation, and

- developments in patent or other proprietary rights, including litigation.

IF THE SERIES C PREFERRED STOCK IS CONVERTED OR WE ISSUE ADDITIONAL SHARES OF EQUITY SECURITIES, THE VALUE OF THOSE SHARES OF COMMON STOCK THEN OUTSTANDING MAY BE DILUTED. To the extent that we raise additional capital by issuing equity securities at a price or a value per share less than the then current price per share of common stock, the value of the shares of common stock then outstanding will be diluted or reduced. At present we have one arrangement to issue additional equity securities which could result in dilution to the present common stockholders. That arrangement involves the issuance of our series C preferred stock, which is convertible into shares of common stock at a price per share equal to the lesser of (a) the four lowest closing bid prices during the 22 consecutive trading days prior to the date of conversion, or (b) $2.09 per share. Based on the number of shares of series C preferred stock presently outstanding and the applicable conversion price as of February 25, 1999, we would be required to issue up to 3,122,445 shares of common stock at a price per share that is approximately $.18 less than the last sale price of the common stock on February 25, 1999. In anticipation of price fluctuations that may reduce the conversion price, we have registered for resale up to 5,933,362 shares of common stock which would become issuable upon conversion of the series C preferred stock if the conversion price fell as low as $.85 per share. If the conversion price fell even further, then more than 5,933,362 shares of common stock would be issuable upon conversion of the series C preferred stock. In addition, subject to certain conditions, we may be required during the month of September 1999 to sell additional shares of series C preferred stock at the then current market price and then applicable conversion prices to the original purchasers of series C preferred stock.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ STOCK MARKET, IT WOULD BE MORE DIFFICULT FOR STOCKHOLDERS TO SELL SHARES OF OUR COMMON STOCK. In order for our common stock to continue to be listed on the Nasdaq stock market, we must comply with all of Nasdaq's continued listing requirements. If Nasdaq determines that we have violated any of its continued listing requirements, our common stock could be delisted. The issuance and conversion of our series C preferred stock could cause Nasdaq to determine that we have violated up to three of its continued listing requirements. The first of the three applicable Nasdaq rules requires that our common stock have a minimum bid price per share of $1.00. Our bid price is currently approximately $1.75 per share. If the series C preferred stock is converted at its current discount price and the common stock issued upon conversion is subsequently sold in the public market, the bid price of our common stock may be reduced to less than $1.00 per share, in which case Nasdaq may determine that a violation exists and our common stock may be delisted. The second applicable Nasdaq rule requires us to comply with the more onerous requirements for initial listing if Nasdaq determines that we have undergone a change in control or a change in financial structure. Depending on the number of shares of common stock issued upon conversion of the series C preferred stock, Nasdaq may deem the issuance of such preferred stock to be a change in control or a change in financial structure and a violation that could result in delisting. The third applicable Nasdaq rule permits Nasdaq to delist a security if it deems it necessary to protect investors and the public interest. Therefore, if Nasdaq determines that the returns on the series C preferred stock are excessive compared with the returns received by the holders of our common stock, and such excess returns are egregious, Nasdaq could delist our common stock.

OUR COMPUTER SYSTEM COULD FAIL WHEN THE YEAR CHANGES TO 2000. Many computer systems will not properly recognize date-sensitive information when the year changes to 2000. Computers which refer to years in terms of their final two digits only may interpret the year 2000 to mean the year 1900. If our systems or software licensed from third parties do not properly recognize such information, our systems could generate erroneous data or fail. We are in the process of inventorying our information technology infrastructure, hardware and software, and have commenced an assessment of our year 2000 compliance. We are also conducting a more in-depth analysis and testing of our internal systems and are soliciting and are, where feasible, obtaining certification of year 2000 compliance from third-party software vendors and determining the readiness of our significant suppliers. We are also working with our external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, interact with our server and networking hardware and software infrastructure in preparation for the year 2000. This testing phase is expected to be completed by September 30, 1999. To date, our costs of becoming year 2000 compliant have not been material. However, if any necessary modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the year 2000 issue, such circumstances could have a material impact on the Company. The Company's research and development efforts, which rely heavily on the storage and retrieval of electronic information, could be interrupted, resulting in the generation of erroneous data, the loss of information and/or significant delays in any one or all of our research and development programs. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could disrupt a significant portion of our operations. We expect to have contingency plans in place by November 30, 1999 to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 complaint. We estimate the total cost for upgrading our computer system hardware and software are not likely to exceed $200,000. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

ITEM 2. PROPERTIES

The Company has leased approximately 90,000 square feet of laboratory and office space at 26 Landsdowne Street, located in University Park at M.I.T., in Cambridge, Massachusetts. The lease is for a ten-year term ending in the first quarter of the year 2002, with two consecutive five-year renewal options. ARIAD believes that its currently leased facilities will, in large part, be adequate for its research and development activities at least through the end of 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

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



                                          HIGH               LOW
                                        --------          --------
          1997:
          First Quarter                 $8 3/8            $5
          Second Quarter                 6 5/8             4 13/16
          Third Quarter                  6 13/16           5 1/16
          Fourth Quarter                 6 1/16            3 25/32

          1998:
          First Quarter                 $5 1/2            $3 1/2
          Second Quarter                 5 1/16            3
          Third Quarter                  4 1/4             1 7/8
          Fourth Quarter                 2 7/8             1 3/8

HOLDERS

The approximate number of holders of record of the common stock as of March 10, 1999 was 350.

DIVIDENDS

The Company has not declared or paid dividends on its common stock in the past and does not intend to declare or pay such dividends in the foreseeable future. The Company's current long-term debt agreements prohibit the payment of cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 5 of "Notes to Consolidated Financial Statements.")

RECENT SALES OF UNREGISTERED SECURITIES

   (a) Securities Sold. On November 9, 1998, the Company completed a private placement of 5,000 shares of Series C Preferred Stock to a group of institutional investors and received proceeds of $5,000,000. The underlying common shares were registered for resale under the Securities Act of 1933, as amended.

   (b) Underwriters and other purchasers. No underwriters were involved in the transaction. The Company issued 3,000 shares of Series C Preferred Stock to HFTP Investment LLC, 1,300 shares of Series C Preferred Stock to Brown Simpson Strategic Growth Fund, Ltd and 700 shares of Series C Preferred Stock to Brown Simpson Strategic Growth Fund, L.P.

   (c)   Consideration. The shares were issued for $5,000,000.

   (d)   Exemption from registration claimed. The Company relied upon
         Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offerings by the Company.

   (e) Terms of conversion. Each share of Series C Preferred Stock is convertible into common stock of the Company beginning on February 15, 1999, at a conversion price equal to the lower of a variable conversion price (the "Variable Price") or $2.09 per share. Subject to certain adjustments, the Variable Price for any given conversion is based on the average of the four lowest closing bid prices for the common stock during the 22 trading days preceding the date of conversion.

   (f)   Use of Proceeds. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein.


                                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:           1998          1997           1996           1995            1994
                                    ------------   ------------   ------------   ------------   -------------
Revenue:
 Research revenue
 (principally related parties)      $ 12,143,192   $  9,233,708   $ 10,304,332   $  2,102,222   $    460,084
 Interest income                         998,743      1,757,327      1,271,895      1,360,225      1,091,820
                                    ------------   ------------   ------------   ------------   -------------
     Total revenue                    13,141,935     10,991,035     11,576,227      3,462,447      1,551,904
                                    ------------   ------------   ------------   ------------   -------------
Operating expenses:
 Research and development             35,515,270     20,286,945     15,253,874     13,675,025     14,566,444
 General and administrative            2,633,923      2,924,972      2,229,273      2,281,247      2,089,380
 Interest expense                        480,627        410,072        269,131        323,124        359,581
                                    ------------   ------------   ------------   ------------   -------------
     Total operating expenses         38,629,820     23,621,989     17,752,278     16,279,396     17,015,405
                                    ------------   ------------   ------------   ------------   -------------
Equity in net loss of Genomics
 Center                                  660,295
                                    ------------   ------------   ------------   ------------   -------------
Loss before cumulative effect of
 change in accounting principle      (26,148,180)   (12,630,954)    (6,176,051)   (12,816,949)   (15,463,501)
Cumulative effect of change
 in accounting  principle                                                                             90,909
                                    ------------   ------------   ------------   ------------   -------------
Net loss                             (26,148,180)   (12,630,954)    (6,176,051)   (12,816,949)   (15,372,592)

Preferred dividend                        35,616
                                    ------------   ------------   ------------   ------------   -------------
Net loss attributable to
 common  stockholders               $(26,183,796)  $(12,630,954)  $ (6,176,051)  $(12,816,949)  $(15,372,592)
                                    ============   ============   ============   ============   =============

Per common share (basic and
 diluted):
 Loss before cumulative effect of
   change in accounting principle   $      (1.25)  $       (.66)  $       (.33)  $       (.72)  $      (1.07)
 Cumulative effect of change in
   accounting principle                                                                                  .01
                                    ------------   ------------   ------------   ------------   -------------
   Net loss                         $      (1.25)  $       (.66)  $       (.33)  $       (.72)  $      (1.06)
                                    ============   ============   ============   ============   =============
Weighted average number of shares
 of common stock outstanding          20,966,586     19,252,885     18,999,229     17,738,126     14,515,202




                                                                   DECEMBER 31,
                                    -------------------------------------------------------------------------
BALANCE SHEET DATA:                     1998           1997           1996           1995           1994
                                    ------------   ------------   ------------   ------------   -------------
Cash, cash equivalents and
  marketable securities             $ 14,176,136   $ 29,359,457   $ 15,702,300   $ 27,056,234   $ 24,188,848

Working capital                        5,805,656     16,538,781     11,901,775     20,995,251     22,117,200
Total assets                          30,785,940     47,409,176     27,604,993     37,201,730     33,481,980
Long-term debt                         3,295,139      5,156,219      1,472,812      1,540,727      2,459,515
Redeemable Preferred Stock             5,035,616
Accumulated deficit                  (92,640,457)   (66,456,661)   (53,825,707)   (47,649,656)   (34,832,707)
Stockholders' equity                  11,733,288     28,373,818     16,684,471     22,684,447     28,021,482


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this prospectus, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to ARIAD are included to identify forward-looking statements. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Cautionary Statement Regarding Forward-Looking Statements" appearing elsewhere herein.

OVERVIEW

The Company focuses on the discovery and development of novel and proprietary drugs based on its understanding of the inner-workings of cells and the genes involved in disease. The Company has developed a product based on its gene regulation technology to treat graft-versus-host disease, a complication of bone marrow transplantation involving an attack by a patient's immune system on healthy tissue. This product entered Phase 1 human clinical trials in December 1998. All of the Company's other drug candidates are in the pre-clinical stage.

ARIAD's research and development programs involve three areas: signal transduction inhibitors, regulated gene therapy and functional genomics. Signal transduction inhibitors are drugs designed to block specific molecular targets in bone cells and white blood cells. In November 1995, the Company entered into an agreement with Hoechst Marion Roussel, Inc. ("HMR") to collaborate on the discovery and development of such drugs to treat osteoporosis and other bone diseases. The Company also has developed a system referred to as "ARIAD Regulated Gene Expression Technology" or "ARGENT" which is designed to control cellular activities using small molecule drugs. This system can be applied in research for discovery of new drugs and new genes, in gene and cell therapy, and in the manufacture of biological products. The leading application of this system is the controlled production of protein drugs by regulated gene therapy. Another use of this system is ARIAD's product to treat graft-versus-host disease. This product may improve the safety and effectiveness of certain types of bone marrow transplants by selectively killing the cells responsible for graft-versus-host disease. In addition, the Company is working in an area known as functional genomics, which involves the discovery of new genes and the validation of molecular targets that may be useful in the treatment of diseases. ARIAD is developing this information as a tool to accelerate the discovery of new drugs to treat these diseases, such as osteoporosis (bones), atherosclerosis (heart and blood vessels) and cancer. In March 1997, the Company established a joint venture with HMR, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), to pursue this area.

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1998, the Company had an accumulated deficit of $92,640,000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

REVENUE

The Company recognized research revenue under the Services Agreements, collaborative research arrangements and government-sponsored grants of $12,143,000, $9,234,000 and $10,304,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The increase of $2,909,000 or 31.5% in 1998 compared to 1997 was due to an increase of $3,594,000 in research revenue recognized under the Services Agreements with the Genomics Center offset by a $685,000 decrease in research revenue recognized under the 1995 HMR Osteoporosis Agreement and government-sponsored research grants. The decrease in research revenue of $1,070,000 or 10.4% in 1997 compared to 1996 was due to a $2,427,000 decrease in research revenue recognized under the 1995 HMR Osteoporosis Agreement and government-sponsored research grants offset by an increase of $1,357,000 in research revenue recognized under the Services Agreements with the Genomics Center. Research revenue for 1996 recognized under the 1995 HMR Osteoporosis Agreement included $2,000,000 for the achievement of the first research milestone. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years and research revenue recognized under the 1995 HMR Osteoporosis Agreement is expected to increase in 1999 compared to 1998 primarily due to the achievement of the second research milestone of $2,000,000 which was received on February 23, 1999. See "--Liquidity and Capital Resources."

Interest income was $999,000, $1,757,000 and $1,272,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income decreased by $758,000 in 1998 compared to 1997 as a result of a lower level of funds invested. Interest income increased by $485,000 in 1997 compared to 1996 as a result of higher levels of funds invested offset somewhat by lower yields.

OPERATING EXPENSES

Research and development expenses were $35,515,000, $20,287,000 and $15,254,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Research and development expenses increased by $15,228,000 or 75.1% in 1998 compared to 1997 and $5,033,000 or 33.0% in 1997 compared to 1996 primarily due to the expected increases in research services provided to the Genomics Center under the Services Agreements and increased drug development costs for the regulated gene expression technology (ARGENT(TM)), including manufacturing, process development and other preclinical development activities in preparation for clinical trials of AP 1903 which commenced in December 1998. AP 1903 is an ARGENT(TM) inducible apoptosis product to treat graft versus host disease in patients undergoing allogeneic bone marrow transplantation. The Company expects its research and development expenses to increase over the next two years as a result of increased research services to be provided to the Genomics Center as well as increased manufacturing and preclinical development costs associated with its drug candidates and the cost of human clinical trials of AP 1903.

General and administrative expenses were $2,634,000, $2,925,000 and $2,229,000 for the years ended December 31, 1998, 1997 and 1996, respectively. General and administrative expenses decreased by $291,000 or 10.0% in 1998 compared to 1997 primarily due to the nonrecurrence in 1998 of administrative expenses incurred in connection with the formation of the Genomics Center in 1997. General and administrative expenses increased by $696,000 or 31.2% in 1997 compared to 1996 primarily due to increased expenses incurred with the formation of and services provided to the Genomics Center and other administrative expenses.

The Company incurred interest expense of $481,000 in 1998 compared to $410,000 in 1997 and $269,000 in 1996. The increase of $71,000 in 1998 compared to 1997 was due to the issuance of debt at the end of the second quarter of 1997 and the increase of $141,000 in 1997 compared to 1996 was due to a higher level of long-term debt.

OPERATING RESULTS

The Company incurred net losses of $26,148,000 in 1998, $12,631,000 in 1997 and $6,176,000 in 1996. The Company expects that substantial operating losses will continue for several more years and will increase as a result of services provided to the Genomics Center and as the Company's drug candidates in research, if successfully developed, undergo preclinical studies and clinical trials. Operating losses are likely to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred. Preferred dividends of $35,600 were recognized in the fourth quarter of 1998 which are attributable to the $5,000,000 of Series C Convertible Preferred Stock ("Series C Preferred Stock") issued on November 9, 1998. The Series C Preferred Stock carries a 5% annual dividend resulting in net losses attributable to common stockholders of $26,184,000 in 1998, $12,631,000 in 1997 and $6,176,000 in 1996,
or $1.25, $.66 and $.33 per share, respectively.

At December 31, 1998, the Company had available for federal tax reporting purposes net operating loss carryforwards of approximately $92,100,000 that expire commencing in 2006. The Company also had federal research and development tax credit carryovers of approximately $3,800,000 that expire commencing in 2006. The utilization of both the net operating loss carryforwards and tax credits is subject to certain limitations under federal tax laws.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments primarily through the private placement and public offering of its securities, including the sale of Series C Preferred Stock to investors, the sale of Series B Convertible Preferred Stock ("Series B Preferred Stock") to HMR, supplemented by the issuance of long-term debt, operating and capital lease transactions, interest income, government-sponsored research grants, research revenue under the 1995 HMR Osteoporosis Agreement and, commencing in April 1997, research revenue under the terms of the Services Agreements with the Genomics Center.

At December 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $14,176,000 and working capital of $5,806,000 compared to cash, cash equivalents and marketable securities totaling $29,359,000 and working capital of $16,539,000 at December 31, 1997.

The primary uses of cash during the year ended December 31, 1998 were $27,348,000 to finance the Company's operations and working capital requirements, $1,674,000 to purchase laboratory equipment, $1,817,000 to repay long-term debt, $523,000 for net investment in the Genomics Center and $759,000 to acquire intellectual property. The primary sources of funds during the year ended December 31, 1998 were $5,000,000 from the private placement of Series C Preferred Stock, $9,226,000 from the private placement of common stock and $2,580,000 from the sale/leaseback of laboratory equipment.

On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9,226,000 after deducting selling commissions and offering expenses. The shares were registered for resale under the Securities Act of 1933, as amended.

On November 9, 1998, the Company completed a private placement of 5,000 shares of Series C Preferred Stock to a group of institutional investors and received proceeds of $5,000,000. The underlying common shares were registered for resale under the Securities Act of 1933, as amended.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operations. The Company and HMR committed to jointly fund $78,500,000 of operating and related costs, and ARIAD committed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. Through December 31, 1998, the Company had invested $6,500,000 in leasehold improvements and equipment and funded $8,839,000 in operating and related costs. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of Series B Preferred Stock through the five-year period, including an initial investment of $24,000,000 as discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's Series B Preferred Stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of Series B Preferred Stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase, unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price (the "Series B Price"). On January 5, 1999, HMR purchased 428,120 shares of Series B Preferred Stock for $5,747,000, representing the amount of the subsequent purchase available to ARIAD for 1999 under the agreement. Subsequent commitments by HMR to purchase Series B Preferred Stock are $8,536,000 and $8,691,000 for each of the years ended December 31, 2000 and 2001 and $2,026,000 for the three months ended March 31, 2002. Should ARIAD and HMR determine that the Genomics Center require funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by June 30, 2003 in cash or Series B Preferred Stock, at the Series B Price, at the Company's option.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones, including the second milestone of $2,000,000 which was received on February 23, 1999. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $24,666,000.

The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. Such fixed commitments currently aggregate in excess of $12,000,000 per year and may increase. The Company will require substantial additional funding for its research and product development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory clearances and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

The Company believes that its existing capital resources, plus interest income and planned research and development funding and other sources of funding, including anticipated strategic alliances, will be adequate to satisfy its capital and operating requirements through 1999. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue relates to a complex of potential problems arising from the ways in which computer software can handle dates. Many older systems use a two-digit date format, as opposed to four digits, to indicate the year. Some of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company's plan to address year 2000 issues consists of three phases: assessment, testing and implementation. The Company is in the process of completing an initial assessment of its information technology infrastructure, hardware and software which began in 1998. Based on this review, the Company believes that the costs and/or consequences associated with the year 2000 issue are not expected to have a material effect on its business, operations or financial condition.

A second, more in-depth analysis is also currently ongoing. Internally, this review will include the testing of systems developed by the Company. Although the internal portion of this analysis just recently commenced, the Company believes that, with modifications to existing software and conversions to new software and systems, the year 2000 issue will not pose significant operational problems for its computer and other information systems. If required, the Company will utilize additional internal and external resources to reprogram, replace, and test the software and systems for year 2000 modifications. Externally, the Company's preparations for the year 2000 issue will consist of soliciting and, where feasible, obtaining certification of year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers. The Company is working with external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, interact with our server and hardware and software infrastructure in preparation for the year 2000. This testing phase is expected to be completed by September 30, 1999.

If any necessary modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the year 2000 issue, such circumstances could have a material impact on the operations of the Company. The Company's research and development efforts, which rely heavily on the storage and retrieval of electronic information, could be interrupted resulting in significant delays in any one or all of the Company's research and development programs. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could disrupt a significant portion of the Company's operation.

While management has not yet specifically determined the costs associated with its year 2000 readiness efforts, monitoring and managing the year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. The Company estimates the total cost for upgrading its computer system, hardware and software is not likely to exceed $200,000. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.

At the present time, a contingency plan has not been developed. After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company expects to have contingency plans in place by November 30, 1999 to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the year 2000 issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the year 2000 issue.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Cost of Start-Up Activities, which will require that all organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this SOP effective January 1, 1999 and will expense $364,000 in the first quarter of 1999, as a cumulative effect accounting change.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's marketable securities consist of corporate debt and U.S. Government securities primarily with maturities of one year or less, but generally less than six months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity (accumulated other comprehensive loss). Gains and losses on investment security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. These investments are sensitive to interest rate risk. The Company believes that the effect, if any, of reasonable possible near-term changes in the interest rates on its financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

At December 31, 1998, the Company has a bank term note at prime plus 1% and a government sponsored term note at prime plus 2.75%. These notes are sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate, the Company would incur approximately $425,000 of additional interest expense per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 1999

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                            ----------------------------
                                                  NOTES         1998            1997
                                                  -----     ------------    ------------
                      ASSETS
Current assets:
  Cash and cash equivalents                         1       $  6,501,648    $ 13,858,910
  Marketable securities                            1,2         7,674,488      15,500,547
  Inventory and other                               1          2,018,846         758,463
  Due from Genomics Center                                       332,571
                                                            ------------    ------------
         Total current assets                                 16,527,553      30,117,920
                                                            ------------    ------------
Property and equipment:                           1,5,6
  Leasehold improvements                                      12,555,301      12,350,100
  Equipment and furniture                                      4,438,399       5,549,127
                                                            ------------    ------------
      Total                                                   16,993,700      17,899,227
  Less accumulated depreciation and amortization               8,944,027       6,459,857
                                                            ------------    ------------
         Property and equipment, net                           8,049,673      11,439,370
                                                            ------------    ------------
Investment in Genomics Center                       4          1,902,129       1,418,864
                                                            ------------    ------------
Intangible and other assets, net                   1,6         4,306,585       4,433,022
                                                            ------------    ------------
         Total                                              $ 30,785,940    $ 47,409,176
                                                            ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 5       $  1,861,021    $  1,816,583
  Accounts payable                                             3,322,439       3,299,168
  Accrued liabilities                                          2,042,641       2,849,353
  Advance from Genomics Center                      4          3,162,463       2,502,921
  Deferred revenue                                  3            333,333       3,111,114
                                                            ------------    ------------
         Total current liabilities                            10,721,897      13,579,139
                                                            ------------    ------------
Long-term debt                                      5          3,295,139       5,156,219
                                                            ------------    ------------
Deferred revenue                                   1,3                           300,000
                                                                            ------------
Commitments and contingent liabilities             6,10

Redeemable convertible preferred stock, at
 liquidation value                                  7          5,035,616
                                                            ------------
Stockholders' equity:
  Series B convertible preferred stock, $.01
    par value;                                    4,7,8
    authorized, 5,000,000 shares; issued and
    outstanding, 2,526,316 shares in 1998 and
    1997 (liquidation preference, $24,000,000)                    25,263          25,263

  Common stock, $.001 par value; authorized,
    60,000,000 shares; issued and outstanding,
    21,938,754 shares in 1998 and 19,308,605
    shares in 1997                                                21,939          19,309
  Additional paid-in capital                                 104,360,924      94,833,479
  Accumulated other comprehensive loss              2            (34,381)        (47,572)
  Accumulated deficit                                        (92,640,457)    (66,456,661)
                                                            ------------    ------------
      Stockholders' equity                                    11,733,288      28,373,818
                                                            ------------    ------------
     Total                                                  $ 30,785,940    $ 47,409,176
                                                            ============    ============

                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                     NOTES        1998           1997          1996
                                    ------    ------------   ------------   -----------
Revenue:
 Research revenue (principally
   related parties)                 1,3,4     $ 12,143,192   $  9,233,708   $10,304,332
 Interest income                      2            998,743      1,757,327     1,271,895
                                              ------------   ------------   -----------
        Total revenue                           13,141,935     10,991,035    11,576,227
                                              ------------   ------------   -----------
Operating expenses:
 Research and development             4         35,515,270     20,286,945    15,253,874
 General and administrative                      2,633,923      2,924,972     2,229,273
 Interest expense                     5            480,627        410,072       269,131
                                              ------------   ------------   -----------
        Total operating expenses                38,629,820     23,621,989    17,752,278
Equity in net loss of
 Genomics Center                     1,4           660,295
                                              ------------   ------------   -----------
Net loss                                       (26,148,180)   (12,630,954)   (6,176,051)

Preferred dividend                    7             35,616
                                              ------------   ------------   ------------
Net loss attributable to common
 stockholders                                 $(26,183,796)  $(12,630,954)  $(6,176,051)
                                              ============   ============   ===========

Net loss per common share
 (basic and diluted)                  1       $      (1.25)  $       (.66)  $      (.33)
                                              ============   ============   ===========

Weighted average number of shares
 of common stock outstanding          1         20,966,586     19,252,885    18,999,229



                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        1998            1997            1996
                                                    -------------   ------------   -------------
Cash flows from operating activities:
   Net loss                                         $(26,148,180)   $(12,630,954)  $ (6,176,051)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                     3,468,971       2,662,291      2,293,446
     Stock-based compensation                             72,612          70,302         27,225
     Increase (decrease) from:
       Deferred revenue                               (3,077,781)     (3,333,332)    (3,333,332)
       Inventory, accounts receivable and other       (1,260,383)      1,810,941     (2,064,944)
       Due from the Genomics Center                     (332,571)
       Other assets                                       53,380        (154,262)      (233,021)
       Accounts payable                                   23,271       2,510,886        110,364
       Accrued liabilities                              (806,712)      2,210,327       (121,139)
       Advance from Genomics Center                      659,542       2,502,921
                                                    ------------    ------------   ------------
         Net cash used in operating activities       (27,347,851)     (4,350,880)    (9,497,452)
                                                    ------------    ------------   ------------
Cash flows from investing activities:
   Acquisitions of marketable securities             (14,845,944)    (24,890,446)   (17,352,936)
   Proceeds from sales and maturities of
     marketable securities                            22,571,606      22,102,315     27,752,510
   Investment in Genomics Center                      (6,237,132)     (2,806,093)
   Return of investment in Genomics Center             5,714,587       1,357,377
   Investment in property and equipment, net          (1,673,979)     (9,403,738)    (1,265,253)
   Acquisition of intangible and other assets           (758,876)     (2,237,571)      (451,811)
                                                    ------------    ------------   ------------
         Net cash provided by (used in)
           investing activities                        4,770,262     (15,878,156)     8,682,510
                                                    ------------    ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of series B
     convertible preferred stock                                      24,000,000
   Proceeds from issuance of redeemable
     preferred stock                                   5,000,000
   Proceeds from borrowings                                            6,000,000
   Repayment of borrowings                            (1,816,642)     (1,775,966)    (1,558,233)
   Proceeds from sale/leaseback of equipment, net      2,579,506       2,762,189      1,391,668
   Proceeds from issuance of common stock, net of
     issuance costs                                    9,226,060
   Proceeds from issuance of stock pursuant to
     stock option and purchase plans                     231,403         194,872        138,276
                                                    ------------    ------------   ------------
         Net cash provided by (used in)
           financing activities                       15,220,327      31,181,095        (28,289)
                                                    ------------    ------------   ------------
Net (decrease) increase in cash and equivalents       (7,357,262)     10,952,059       (843,231)
Cash and equivalents, beginning of year               13,858,910       2,906,851      3,750,082
                                                    ------------    ------------   ------------
Cash and equivalents, end of year                   $  6,501,648    $ 13,858,910   $  2,906,851
                                                    ============    ============   ============


                See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                          Series B
                                         Convertible                                         Accumulated
                                       Preferred Stock        Common Stock       Additional     Other
                                       ----------------    -------------------    Paid-in   Comprehensive Accumulated  Stockholders'
                               Notes   Shares   Amount       Shares    Amount     Capital        Loss       Deficit        Equity
                               -----   ------  --------    ----------  -------  ------------ ----------- ------------  -------------
Balance, January 1, 1996                                   18,965,728  $18,966  $ 70,428,410  $(113,273) $(47,649,656) $ 22,684,447
Exercise of stock options        8                             70,995       71       138,205                                138,276
Stock-based compensation to
 consultants                     1                                                    27,225                                 27,225
Comprehensive loss:
   Net loss                                                                                                (6,176,051)   (6,176,051)
   Other comprehensive
     income -                    1
    Unrealized gains on
     marketable securities       2                                                               10,574                      10,574
                                                                                                                       ------------
Comprehensive loss                                                                                                       (6,165,477)
                                                           ----------  -------  ------------   --------   -----------  ------------
Balance, December 31, 1996                                 19,036,723   19,037    70,593,840   (102,699)  (53,825,707)   16,684,471
Issuance of series B
   convertible preferred
   stock                        4,7   2,526,316  $25,263                          23,974,737                             24,000,000
Exercise of 1992 warrants        7
Issuance of shares pursuant                                   179,182      179          (179)
   to stock option and
   purchase plans                8                             92,700       93       194,779                                194,872
Stock-based compensation to
   consultants                   1                                                    70,302                                 70,302
Comprehensive loss:
   Net loss                                                                                               (12,630,954)  (12,630,954)
   Other comprehensive
     income -                    1
    Unrealized gains on
       marketable securities     2                                                               55,127                      55,127
                                                                                                                       ------------
Comprehensive loss                                                                                                      (12,575,827)
                                      ---------  -------   ----------  -------  ------------   --------  ------------  ------------
Balance, December 31, 1997            2,526,316   25,263   19,308,605   19,309    94,833,479    (47,572)  (66,456,661)   28,373,818
Private placement of common
  stock                         7,8                         2,537,500    2,537     9,223,523                              9,226,060
Issuance of shares pursuant
   to stock option and
   purchase plans                8                             92,649       93       231,310                                231,403
Stock-based compensation
   to consultants                1                                                    72,612                                 72,612
Accretion of preferred
   dividends                                                                                                  (35,616)      (35,616)
Comprehensive loss:
   Net loss                                                                                               (26,148,180)  (26,148,180)
   Other comprehensive
     income -                    1
   Unrealized gains on
     marketable securities       2                                                               13,191                      13,191
                                                                                                                       ------------
Comprehensive loss                                                                                                      (26,134,989)
                                      ---------  -------   ----------  -------  ------------   --------  ------------  ------------
Balance, December 31, 1998            2,526,316  $25,263   21,938,754  $21,939  $104,360,924   $(34,381) $(92,640,457) $ 11,733,288
                                      =========  =======   ==========  =======  ============   ========  ============  ============

                 See notes to consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ARIAD Pharmaceuticals, Inc. ("ARIAD" or the "Company") is focused on the discovery and development of novel and proprietary drugs based on its understanding of the inner-workings of cells and the genes involved in disease. The Company has developed a product to treat graft-versus-host disease, a complication of bone marrow transplantation involving an attack by a patient's immune system on healthy tissue, which entered Phase 1 human clinical trials (safety studies) in December 1998. All of the Company's other drug candidates are in the pre-clinical stage.

ARIAD's research and development programs involve three areas: Signal transduction inhibitors, regulated gene therapy and functional genomics. Signal transduction inhibitors are drugs designed to block specific molecular targets in bone cells and white blood cells. In November 1995, the Company entered into an agreement with Hoechst Marion Roussel, Inc. ("HMR") to collaborate on the discovery and development of such drugs to treat osteoporosis and other bone diseases. The Company has also developed a system referred to as "ARIAD Regulated Gene Expression Technology" or "ARGENT(TM)" which is designed to control cellular activities using drugs. This system can be applied in research for discovery of new drugs and new genes, in gene and cell therapy, and in the manufacture of biological products. The leading application of this system is the controlled production of protein drugs by regulated gene therapy. Another use of this system is ARIAD's product to treat graft-versus-host disease. This product may improve the safety and effectiveness of certain types of bone marrow transplants by selectively killing the cells responsible for graft-versus-host disease. In addition, the Company is working in an area known as functional genomics, which involves the discovery of new genes and the validation of molecular targets that may be useful in the treatment of diseases. ARIAD is developing this information as a tool to accelerate the discovery of new drugs to treat these diseases, such as osteoporosis (bones), atherosclerosis (heart and blood vessels) and cancer. In March 1997, the Company established a joint venture with HMR, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), to pursue this area.

Principles of Consolidation

The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly owned subsidiary, ARIAD Corporation, and its 95%-owned subsidiary, ARIAD Gene Therapeutics, Inc. ("AGTI"). Intercompany accounts and transactions have been eliminated.

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

Marketable Securities

The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices, in a dealer market, at the closing bid for each individual security held.

Inventory

Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed. Inventory consisted of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $1,446,000 at December 31, 1998.

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

The Company accounts for the impairment of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The cost of purchased patents and patent applications and costs incurred in filing for patents are capitalized. Capitalized costs related to patent applications are expensed when it becomes determinable that such applications will not be pursued. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Costs incurred in connection with the 1995 HMR Osteoporosis Agreement (Note 3) are being amortized over a three-year period beginning November 1995. Accumulated amortization of intangible and other assets at December 31, 1998 and 1997 was $2,902,000 and $2,111,000, respectively.

Revenue Recognition

Research revenue under collaborative research and development agreements is recognized as research is performed under the terms of the respective applicable agreement. Amounts received in advance under the 1995 HMR Osteoporosis Agreement (Note 3) are recorded as deferred revenue and are being amortized over the minimum term of the agreement, using the straight-line method. Revenue earned upon the attainment of research or drug development milestones is recognized when achieved. Research revenue is billed on a cost reimbursement basis, which includes direct costs incurred in connection with research activities and an allocation of certain other costs incurred by the Company, under the terms of the Services Agreements with the Genomics Center (Note 4) is recognized as services are provided. None of the Company's research revenue recognized is refundable.

Segment Reporting

Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosure of certain financial and descriptive information about a company's operating segments. The Company organizes itself as one segment reporting to the chief operating decision maker. Products and services consist primarily of research and development activities with collaborative and strategic partners in the pharmaceutical industry.

Stock-Based Compensation

The Company applies the intrinsic value method to account for employee stock-based compensation and the fair value method to account for stock-based compensation to consultants.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company's outstanding options, warrants and convertible securities, except where such items would be anti-dilutive. Because of the net loss reported in each year, basic and diluted per share amounts are the same.

Reporting Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements.

Recently Issued Financial Accounting Standards

In April 1998 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which will require that all organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this SOP effective January 1, 1999 and will expense $364,000 in the first quarter of 1999 as a cumulative effect accounting change.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

2. MARKETABLE SECURITIES

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At December 31, 1998 and 1997, the Company's marketable securities consisted of the following:




                                   Aggregate     Amortized     Gross Unrealized
                                  Fair Value    Cost Basis    Gains     Losses
                                  -----------   -----------   ------   --------

  1998
  ----
  U.S. Government obligations     $   583,720   $   603,222            $(19,502)
  Corporate debt securities         7,090,768     7,105,647   $3,772    (18,651)
                                  -----------   -----------   ------   --------
           Total                  $ 7,674,488   $ 7,708,869   $3,772   $(38,153)
                                  ===========   ===========   ======   ========

  1997
  ----
  U.S. Government obligations     $ 2,974,292   $ 3,006,012            $(31,720)
  Corporate debt securities        12,526,255    12,542,107   $2,680    (18,532)
                                  -----------   -----------   ------   --------
           Total                  $15,500,547   $15,548,119   $2,680   $(50,252)
                                  ===========   ===========   ======   ========


At December 31, 1998, 1997 and 1996 approximately $6,669,000, $14,504,000 and
$8,545,000, respectively, of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the years ended December 31, 1998, 1997 and 1996. Changes in market values resulted in a reduction of $13,191, $55,127 and $10,574 in net unrealized losses for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, marketable securities amounting to $5,586,000 were pledged through January 15, 1999 to secure the principal amounts of the Company's bank term note and capital lease obligation with its principal bank.

3. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In November 1995, the Company entered into an agreement with HMR (the "1995 HMR Osteoporosis Agreement") to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the 1995 HMR Osteoporosis Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. The Company has the right, under certain circumstances, to participate in the development and commercialization of these products for certain indications in North America. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. Revenue recognized under the 1995 HMR Osteoporosis Agreement amounted to $6,778,000, $7,333,000 and $9,333,000 for 1998, 1997 and 1996, respectively, including, in 1996, $2,000,000 for the achievement of the first research milestone.

The Company was the grantee organization of four grants from the National Institutes of Health to conduct research related to signal transduction. Costs incurred and the corresponding research revenue recognized were approximately $114,000, $543,000 and $971,000 for 1998, 1997 and 1996, respectively.

4. HOECHST-ARIAD GENOMICS CENTER, LLC

In March 1997, the Company entered into an agreement which established a 50/50 joint venture with HMR to pursue functional genomics (the "1997 HMR Genomics Agreement") with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. Through December 31, 1998, the Company had invested $6,500,000 in leasehold improvements and equipment and funded $8,839,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B convertible preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and $5,747,000 which was completed in January 1999 (Note 7). Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option.

The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Under the Services Agreements, the Company bills the Genomics Center in advance for the next quarter's projected services. At December 31, 1998, the balance sheet advance amount of $3,162,463 represents the projected amount for the first quarter of 1999. Revenue recognized pursuant to the Services Agreements amounted to $4,951,000 and $1,357,000 for the years ended December 31, 1998 and 1997, respectively.

The major components of the Genomics Center's financial position and results of operations are as follow:

                                                                AS OF DECEMBER 31,
                                                           -------------------------
                                                               1998          1997
                                                           ------------   ----------

Advance to ARIAD                                           $  3,162,000   $2,503,000
Other assets                                                    804,000        4,000
                                                           ------------   ----------
Total assets                                               $  3,966,000   $2,507,000
                                                           ============   ==========

Total liabilities - due to ARIAD                           $    400,000   $     -
Equity                                                        3,566,000    2,507,000
                                                           ------------   ----------
Total liabilities and equity                               $  3,966,000   $2,507,000
                                                           ============   ==========

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------   ------------

Revenues                                                   $       -      $     -
Operating expenses:
ARIAD                                                         9,902,000     2,696,000
Other                                                         1,307,000         -
                                                           ------------   -----------
Net Loss                                                   $(11,209,000)  $(2,696,000)
                                                           ============   ===========

ARIAD's 50% share of net loss                              $ (5,605,000)  $(1,348,000)
Elimination of intercompany transactions                      4,945,000     1,348,000
                                                           ------------   -----------
ARIAD's equity in the net (loss) of the
   Genomics Center                                         $   (660,000)  $      -
                                                           ============   ===========




5.  Long-Term Debt

Long-term debt was comprised of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                             1998             1997
                                                           ---------      -----------

Bank term-note at prime plus 1% (8.75%, at December 31,
 1998) payable in monthly installments of $100,000
 plus interest, through July 1, 2002                       $4,300,000      $5,500,000
Capital lease obligation, at 9.0%, payable in
 monthly installments of $46,518 including interest,
 through December 31, 2000                                    725,205       1,199,007
Government-sponsored seven-year term note, at prime
 plus 2.75% (10.5%, at December 31, 1998), payable
 in monthly installments of $11,905 plus interest,
 through November 1, 1999                                     130,955         273,795
                                                           ----------      ----------
                         Total                              5,156,160       6,972,802
Less current portion                                        1,861,021       1,816,583
                                                           ----------      ----------
Long-term debt                                             $3,295,139      $5,156,219
                                                           ==========      ==========

The notes and capital lease obligation are collateralized by all assets of the Company, and the government-sponsored note is partially guaranteed by the Small Business Administration. The Company may, at its option, pledge marketable securities under the bank term note, and, in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%. At December 31, 1998, such marketable securities were pledged resulting in a rate of 6.87% (Note 2).

The above agreements contain certain covenants that restrict additional indebtedness, capital spending and stock redemption; prohibit dividend distributions; and require the Company to pledge its marketable securities or maintain minimum levels of tangible net worth of $11,000,000, working capital of $7,000,000 and liquid assets of $15,000,000, all as defined.

The aggregate future principal payments are $1,861,000 in 1999, $1,395,000 in 2000, $1,200,000 in 2001 and $700,000 in 2002. Interest payments during 1998,
1997 and 1996 were $453,000, $395,000 and $231,000, respectively.

6. LEASES, LICENSED TECHNOLOGY AND OTHER COMMITMENTS

Facility Lease

In 1992, the Company entered into a ten-year noncancelable operating lease, with an option to extend for an additional ten years, for approximately 50,000 square feet of office and laboratory space. The lease grants to the Company a right of first refusal on any additional space that may become available in the 100,000 square-foot building under substantially the same terms and conditions as the initial space. Pursuant to this right, the Company leased an additional 40,000 square feet of unimproved space, and in 1997 completed renovations, principally to provide research services to the Genomics Center (Note 4), at an aggregate cost of $5,327,000. Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,106,000, $945,000, and $803,000, respectively. Future minimum annual rental payments under the lease are approximately $1,382,000 for each of the four years 1999 through 2002.

Equipment Leases

The Company utilizes lease credit facilities from various equipment leasing companies to acquire equipment, which is resold to a lessor at cost, with no resulting gain or loss recognized. The lease agreements, which are classified as operating leases for financial reporting purposes, have terms ranging from three to five years, with various lease renewal or purchase options at the end of the initial term. During the years ended December 31, 1998, 1997 and 1996, the Company entered into sales leaseback transactions amounting to $2,579,000, $2,762,000 and $1,392,000, respectively. Equipment rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,864,000, $1,011,000 and
$1,462,000, respectively. Some of the agreements contain covenants requiring the Company to maintain certain minimum levels of net worth, working capital and liquid assets. Minimum future rental payments under the initial terms of the leases are approximately $2,282,000 for 1999, $1,585,000 for 2000, $1,305,000
for 2001, $1,231,000 for 2002 and $180,000 for 2003.

Collaborative Agreement

In connection with the establishment of the Genomics Center (Note 4), the Company entered into a three year collaborative agreement with Incyte Pharmaceuticals, Inc. that provides the Company with access to various genomic data through December 31, 2000. The agreement was amended in December 1998 to provide increased data access and increase the annual fees from $3,000,000 to $3,750,000 commencing in 1999, of which $500,000 is reimbursed annually by HMR. The amount charged to research expense in 1998 and 1997 was $2,702,000 and $833,000, respectively. The agreement provides for additional payments for exclusive licenses, the achievement of certain milestones in drug development and royalties on net sales. Future minimum commitments under the collaborative agreement with Incyte Pharmaceuticals, Inc. are $3,750,000 annually for 1999 and 2000.

Licensed Technology

The Company and AGTI have entered into agreements with several universities under the terms of which the Company has received exclusive licenses or options to technology in certain patent applications. The agreements, which are generally cancelable by the Company, provide for the payment of license fees and/or minimum payments, which are generally creditable against future royalties. Fees aggregated $300,000, $105,000 and $125,000 for 1998, 1997 and
1996, respectively, and are expected to amount to approximately $187,000 for 1999, $177,000 for 2000, $222,000 for 2001, $182,000 for 2002 and $182,000 for
2003. In addition, the agreements provide for payments upon the achievement of certain milestones in drug development, such as the filing of an Investigational New Drug Application or the filing of a New Drug Application for regulatory approval in the United States. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

Other Commitments

The Company has entered into various employment agreements with its senior executive officers. The agreements provide for aggregate annual base salaries of $2,105,000 and remaining terms of employment ranging up to three years.

7. STOCKHOLDERS' EQUITY

Series Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock which the Board of Directors is empowered to designate and issue in different series. At December 31, 1998, the Board of Directors had designated 500,000 shares as series A preferred stock, 5,000,000 shares as series B preferred stock, 25,000 shares as series C preferred stock, and 4,475,000 shares remained undesignated.

Series B Convertible Preferred Stock ("Series B Preferred Stock")

On March 18, 1997, HMR purchased 2,526,316 shares of the Company's Series B Preferred Stock for $24,000,000. During the period from 1999 to 2002, at the Company's option, HMR has agreed to make subsequent purchases of up to $25,000,000 of Series B Preferred Stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase

(unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). On January 5, 1999, HMR purchased 478,120 shares of Series B Preferred Stock for $5,747,000, representing the amount available for 1999 under the agreement. Subsequent commitments by HMR to purchase Series B Preferred Stock are $8,536,000 and $8,691,000 for each of the years ended December 31, 2000 and 2001 and $2,026,000 for the three months ended March 31, 2002. The Series B Preferred Stock is convertible one-for-one into common stock upon the earliest to occur of: (i) six months following termination of the Genomics Center, (ii) June 30, 2003, or
(iii) upon a change of control of the Company; and, if still outstanding, the Series B Preferred Stock shall be automatically converted on December 31, 2006. The series B stockholder has voting rights equivalent to common stockholders, subject to certain restrictions relative to a merger or acquisition of the Company.

Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock")

On November 9, 1998, the Company issued 5,000 shares of the Company's Series C Preferred Stock to a group of institutional investors (the "Investors") and received proceeds of approximately $5,000,000. Each share of Series C Preferred Stock has a liquidation value of $1,000, plus an additional amount equal to 5% per annum (preferred dividend), accrued from the date of issue, and is convertible into common stock of the Company beginning on February 15, 1999, at a conversion price equal to the lower of a variable conversion price (the "Variable Price") or $2.09 per share. Subject to certain adjustments, the Variable Price for any given conversion is based on the average of the four lowest closing bid prices for the common stock during the 22 trading days preceding the date of conversion.

Under the Securities Purchase Agreement, dated as of November 9, 1998, between the Company and the Investors (the "Purchase Agreement"), subject to certain conditions and limitations, the Company will be required to sell and the Investors will have the right, commencing approximately ten months after the closing date to purchase two additional shares of Series C Preferred Stock, at $1,000 per share, for each share then held or previously converted provided that it has been converted at $2.09 per share. The Purchase Agreement further provides that, during a six-month period commencing approximately ten months after the closing date and subject to certain conditions, the Company will have the right to require the Investors to purchase up to an aggregate of 5,000 additional shares of Series C Preferred Stock.

Under certain circumstances and at prices less than $1.95 per share, the Company may elect to redeem any shares of Series C Preferred Stock that are presented for conversion. Under certain circumstances relating primarily to a change of control the Investors have the right to require the Company to redeem the Series C Preferred Stock at a price equal to the greater of 120% of the liquidation value, or the market value, at such date. The Company is required to register the underlying common shares within 120 days of the closing (March 9, 1999) or incur penalties of approximately 2% per day.

Common Stock

On May 11, 1998, the Company completed a private placement of 2,537,500 shares of common stock to a group of institutional investors at a price of $4.00 per share and received net proceeds of approximately $9,226,000 after deducting selling commissions and offering expenses. The shares were registered under the Securities Act of 1933, as amended.

Warrants

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

Minority Interest in Subsidiary

The 5% minority interest in AGTI includes shares issued to Stanford University and Harvard University (3%) issued in 1995 in connection with a license agreement and shares issued to option holders (2%) upon their exercise (Note 8).

8. STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

The Company's 1991 and 1994 Stock Option Plans (the "Plans") provide for the granting of nonqualified and incentive stock options to purchase up to a maximum of 6,068,608 shares of common stock to officers, directors, employees and consultants of the Company. Options become exercisable as specified in the related option agreement, typically over a four year period, and expire ten years from the date of grant.

Transactions under the Plans for the years ended December 31, 1996, 1997 and 1998 are as follows:


                                                                Weighted Average
                                                     Number      Exercise Price
                                                    of Shares      per Share
                                                    ---------   ----------------

Options outstanding, January 1, 1996                2,447,355        $2.25
    Granted                                           773,585         4.23
    Forfeited                                         (70,584)        2.70
    Exercised                                         (70,995)        1.91
                                                    ---------
Options outstanding, December 31, 1996              3,079,361         2.57
    Granted                                           618,196         6.53
    Forfeited                                         (63,404)        4.88
    Exercised                                         (91,596)        2.07
                                                    ---------
Options outstanding, December 31, 1997              3,542,557         3.23
    Granted                                         1,313,775         3.75
    Forfeited                                        (240,154)        4.32
    Exercised                                         (77,441)        2.08
                                                    ---------
Options outstanding, December 31, 1998              4,538,737        $3.34
                                                    =========

Options exercisable,           December 31, 1996    1,878,668        $2.18
                                                    =========
                               December 31, 1997    2,197,320        $2.37
                                                    =========
                               December 31, 1998    2,618,294        $2.59
                                                    =========

The following table sets forth information regarding options outstanding at December 31, 1998:

                                                                            Weighted Average
 Range of                Weighted      Weighted Average  Number of Option  Exercise Price for
 Exercise   Number of     Average       Remaining Life   Shares Currently      Currently
  Prices     Shares    Exercise Price      (years)        Exercisable         Exercisable
----------  ---------  --------------  ----------------  ----------------  ------------------

$1.59-2.69  2,338,983     $1.98              5.0             2,060,366          $1.94
 3.55-4.87  1,631,012      4.20              8.4               340,770           4.20
 4.88-7.63    568,742      6.46              8.5               217,158           6.11
----------  ---------     -----              ---             ---------          -----
$1.59-7.63  4,538,737     $3.34              6.7             2,618,294          $2.59
==========  =========     =====              ===             =========          =====

As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the reported net loss and net loss per share would have been reported as follows:



                                         1998           1997           1996
                                    ------------   ------------    ------------
Proforma net loss attributable to
    common stockholders
                                    $(27,816,845)  $(13,663,496)   $(6,726,601)

Proforma net loss per share
   (basic and diluted)              $      (1.33)  $       (.71)   $      (.35)


The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 5.5% for 1998 and 6% for 1997 and 1996, expected lives of the option grants ranging from two to six years and expected rates of volatility for the underlying stock of 82% for 1998, and 78% for 1997 and 1996. Using this model, the weighted average fair value per option for all options granted to consultants and employees in 1998, 1997 and 1996 was $2.75, $3.10 and $2.40, respectively.

The Company's subsidiary, AGTI, adopted stock option plans in 1993 substantially similar to the Plans and reserved 1,785,714 shares of AGTI's common stock for issuance pursuant to such plans. At December 31, 1998, options with respect to 1,167,137 shares of AGTI's common stock were outstanding at an exercise price of $.42 per share, and all option shares were exercisable. During 1998, options with respect to 62,499 shares were exercised at an exercise price of $.42 per share and 8,929 shares were forfeited. If all of the options outstanding at December 31, 1998 had been exercised, the optionees would own 21.2% of the outstanding shares of AGTI.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 500,000 shares of common stock. Under this plan, substantially all of its employees may, through payroll withholdings, purchase shares of the Company's stock at a price of 85% of the lesser of the fair market value at the beginning or end of each three-month withholding period. During 1998, 15,207 shares of common stock were issued.

9. INCOME TAXES

At December 31, 1998, the Company had available for federal tax reporting purposes, net operating loss carryforwards of approximately $92.1 million which expire commencing in 2006. The Company also had federal research and development credit carryovers of approximately $3.8 million which expire commencing in 2006. Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

The components of deferred income taxes were as follows:


                                                   1998               1997
                                               -----------         ------------
Deferred tax liabilities:
    Intangible and other assets                $ 1,544,000         $  1,390,000
    Organizational costs                             2,000                1,000
                                               -----------         ------------
Total deferred tax liabilities                   1,546,000            1,391,000
                                               -----------         ------------
Deferred tax assets:
    Net operating loss carryforwards            35,446,000           25,383,000
    Tax credit carryovers                        7,585,000            5,398,000
    Depreciation                                 1,499,000              749,000
    Deferred revenue                               133,000            1,244,000
    Other                                           58,000               42,000
                                               -----------         ------------
Total deferred tax assets                       44,721,000           32,816,000
                                               -----------         ------------
Deferred tax assets, net                        43,175,000           31,425,000

Valuation allowance                            (43,175,000)         (31,425,000)
                                               -----------         ------------
Total deferred taxes                           $    -0-            $    -0-
                                               ===========         ============

The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 1998 and 1997 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased during 1998 and 1997 primarily due to an increase in the Company's net operating loss carryforwards and tax credit carryovers.

10. LITIGATION

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

The ultimate outcome of the litigation, which is not presently determinable, could have a material adverse effect on the Company's financial position, results of operations, and cash flows. No provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company are as follows:


NAME                       AGE  POSITION
----                       ---  --------
Harvey J. Berger, M.D.(1)  48   Chairman of the Board of Directors, President
                                and Chief Executive Officer

Sandford D. Smith(1)(2)    51   Vice Chairman of the Board of Directors

Jay R. LaMarche(1)         52   Executive Vice President and Chief Financial
                                Officer, Treasurer and Director

Laurie A. Allen, Esq.      38   Senior Vice President, Corporate Development
                                and Legal Affairs, General Counsel and Secretary

John D. Iuliucci, Ph.D.    56   Senior Vice President, Drug Development

Manfred Weigele, Ph.D.     66   Senior Vice President, Chief Scientific Officer

Mark J. Zoller, Ph.D.      45   Senior Vice President, Genomics and Scientific
                                Director, Hoechst-ARIAD Genomics Center, LLC

David L. Berstein, Esq.    46   Vice President, Chief Patent Counsel

Rainer Fuchs, Ph.D.        38   Vice President, Chief Information Officer

Dennis A. Holt, Ph.D.      42   Vice President, Drug Discovery - Chemistry

Jacqueline Papkoff, Ph.D.  42   Vice President, Cell Biology and Genetics

Tomi K. Sawyer, Ph.D.      44   Vice President, Drug Discovery

Joan S. Brugge, Ph.D.      49   Director

Vaughn D. Bryson(1)        60   Director

John M. Deutch, Ph.D.      60   Director

Philip Felig, M.D.(2)      62   Director

Joel S. Marcus(3)          51   Director

Ralph Snyderman            58   Director

Raymond S. Troubh(2)       72   Director

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

Sandford D. Smith, a Director of ARIAD since October 1991 and Vice Chairman since January 1999, is President, Therapeutics International, Genzyme Corporation. Previously, from May 1996 to September 1996, he was Vice President and General Manager, Specialty Therapeutics and International Group, Genzyme Corporation. Mr. Smith was President and Chief Executive Officer and a Director of the Repligen Corporation from 1986 to March 1996. Mr. Smith previously held a number of positions with the Bristol-Myers Company from 1977 to 1986, including, most recently, Vice President of Corporate Development and Planning for the United States Pharmaceutical and Nutritional Group. Mr. Smith earned his B.A. degree from the University of Denver. Mr. Smith is also a Director of CSPI.

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

Laurie A. Allen, Esq. has served as Senior Vice President, Corporate Development and Legal affairs, General Counsel and Secretary since January 1999. Prior to joining ARIAD, she was a partner with Brobeck, Phleger and Harrison, LLP, leading technology law firm, from January 1996 to December 1998. She was an associate with Brobeck, Phleger & Harrison, LLP from February 1991 to December 1995 and with Pettit & Martin from September 1989 to January 1991. Ms. Allen received her L.L.M. degree in taxation from New York University and her J.D. degree from Emory University School of Law. She received her A.B. degree in History from the University of California, Los Angeles.

John D. Iuliucci, Ph.D. has served as Senior Vice President, Drug Development since January 1999. Dr. Iuliucci also served as Vice President, Drug Development from October 1996 to December 1998, and Vice President, Preclinical Development of ARIAD from June 1992 to September 1996. Prior to joining ARIAD, Dr. Iuliucci was Director of Preclinical Pharmacology and Toxicology at Centocor, Inc. from 1984 to 1992. From 1975 to 1984, Dr. Iuliucci headed the Drug Safety Evaluation Department at Adria Laboratories. He was a Senior Toxicologist at the Warner-Lambert Pharmaceutical Research Institute from 1972 to

1975. Dr. Iuliucci received a B.S. degree in Pharmacy and M.S. and Ph.D. degrees in Pharmacology from Temple University.

Manfred Weigele, Ph.D. has served as Senior Vice President and Chief Scientific Officer since March 1999. Dr. Weigele also served as Senior Vice President, Physical and Chemical Sciences from October 1996 to December 1998 and as Senior Vice President, Research - Chemistry of ARIAD from October 1991 to September 1996. Prior to joining ARIAD, from 1985 to 1991, Dr. Weigele was a Vice President and Group Director of Chemistry Research for Hoffmann-LaRoche Inc., where he directed chemistry research. He joined Hoffmann-LaRoche, a worldwide pharmaceuticals company, in 1965. Dr. Weigele received his undergraduate training at Technische Universitat in Braunschweig, Germany and his Ph.D. degree from the University of Wisconsin.

Mark J. Zoller, Ph.D. has served as Senior Vice President, Genomics since November 1998 and as Scientific Director of the Hoechst-ARIAD Genomics Center, LLC since April 1997. Dr. Zoller also served as Vice President, Genomics from April 1997 to October 1998, Vice President, Drug Discovery - Signal Transduction from October 1996 to March 1997 and Vice President, Research - Molecular Biology from November 1994 to September 1996. Previously, he served as Director, Molecular Biology for ARIAD from June 1992 to October 1994. Prior to joining ARIAD, he was a Senior Scientist and group leader of Genentech, Inc. Previously, Dr. Zoller was a Senior Staff Investigator at the Cold Spring Harbor Laboratory where he focused on the development of molecular genetic systems to study protein kinases. Dr. Zoller received his Ph.D. degree in Chemistry from the University of California, San Diego and was a Postdoctoral Fellow in Molecular Biology at the University of Vancouver, Canada.

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

Jacqueline Papkoff, Ph.D. has served as Vice President, Cell Biology and Genetics since June 1998. Dr. Papkoff also serves as Director, Cell Biology and Genetics for the Hoechst-ARIAD Genomics Center, LLC. Prior to joining ARIAD, from February 1996 to May 1998, Dr. Papkoff was Director of Molecular Oncology at Megabios Corp. From July 1993 to January 1996, she was Senior Scientist, Department of Cellular Biochemistry at Sugen, Inc. Dr. Papkoff was the Group Leader, Department of Tumor Biology, at Syntex Research from January 1993 to June 1993 and a Staff Researcher from January 1987 to May 1993. Dr. Papkoff received her Ph.D. degree in Biology from the University of California, San Diego working at the Salk Institute and her B.A. degree in Biology from the University of California, Santa Cruz.

Tomi K. Sawyer, Ph.D. has served as Vice President, Drug Discovery since January 1999 and as Director, Drug Discovery-Signal Transduction from October 1997 to December 1998. From July 1993 to September 1997, he was Head and Associate Research Fellow, Structure-Based Design and Chemistry at Parke-Davis Pharmaceutical Research, a Division of Warner-Lambert Company, and Section Director, Peptide and Peptidomimetic Chemistry at Parke-Davis from July 1991 to July 1993. Dr. Sawyer received his Ph.D. in Organic Chemistry from the University of Arizona and his B.S. in Chemistry from Moorhead State University.

Joan S. Brugge, Ph.D., a Director since February 1995, is Professor of Cell Biology at Harvard Medical School. Dr. Brugge served as Senior Vice President, Exploratory Research at ARIAD from October 1996 through July 1997 and as Senior Vice President, Research-Biology from May 1992 to September 1996 and as Scientific Director of ARIAD from May 1992 to February 1997. From 1989 to 1992, Dr. Brugge was a Professor of Microbiology at the University of Pennsylvania School of Medicine and an Investigator of the Howard Hughes Medical Institute. Dr. Brugge currently serves on the Medical Advisory Board of the Howard Hughes Medical Institute and the Advisory Committee to the Director and Board of Scientific Advisors of the National Cancer Institute. She received her A.B. degree in Biology from Northwestern University and her Ph.D. degree in Virology from Baylor College of Medicine and completed postdoctoral research at the University of Colorado Medical Center.

Vaughn D. Bryson, a Director of ARIAD since February 1995, is President of Life Science Advisors, Inc. Mr. Bryson was a thirty-two year employee of Eli Lilly & Co. ("Lilly") and served as President and Chief Executive Officer of Lilly from 1991 to 1993. He served as Executive Vice President from 1986 until 1991. He also served as member of Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International Inc. from April 1994 to December 1996. He also is a Director of Chiron Corporation, Fusion Medical Technologies, Inc., Perclose, Inc., and Quintiles Transnational Corporation. He received a B.S. degree in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

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

Joel S. Marcus, a Director of ARIAD since February 1995, is Chief Executive Officer of Alexandria Real Estate Equities, Inc., a publicly held real estate investment trust principally focused on the life sciences industry. Mr. Marcus is a founder and principal of Health Science Capital Partners, which invests in healthcare related companies. From 1986 to 1994, Mr. Marcus was a partner with Brobeck, Phleger & Harrison, a law firm (and its predecessor). Mr. Marcus is a co-founder of the International Life Science Partnering Conference and was one of the original architects and officers of the Kirin-Amgen, Inc. joint venture, which financed the development of two leading genetically engineered pharmaceuticals. He received his undergraduate degree from the University of California, Los Angeles, and a jurisprudence degree also from UCLA. He is also a licensed certified public accountant.

Ralph Snyderman, M.D., a Director of ARIAD since June 1998, has been Chancellor for Health Affairs, Dean, School of Medicine at Duke University, and President and CEO of Duke University Health System since March 1989. He was formerly Senior Vice President of Medical Research and Development at Genentech, Inc. from January 1987 to May 1989. Dr. Snyderman also serves on the Board of Directors of Proctor and Gamble, Inc.. Dr. Snyderman received his M.D. degree from University of New York and his B.S. degree from Washington College, Chestertown, Maryland.

Raymond S. Troubh, a Director of ARIAD since October 1991, has been a financial consultant for more than the past five years. He was a general partner of Lazard Freres & Co., an investment banking firm, and a governor of the American Stock Exchange. Mr. Troubh is a Director of Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., Foundation Health Systems, Inc., General American Investors Company, Inc., Olsten Corporation, Petrie Stores Corporation, Starwood Hotels & Resorts, Inc., Triarc Companies, Inc. and WHX Corporation. He received his A.B. degree from Bowdoin College and his LL.B. degree from Yale Law School.

SECTION 16 FILINGS

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes of ownership with the Commission on Forms 3, 4 and 5. The Company believes that during the fiscal year ended December 31, 1998 its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock complied with all applicable filing requirements. In making these disclosures, the Company has relied solely on information filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Proposal 1.-- Election of Class 2 Directors -- Additional Information Concerning the Board of Directors" and "Executive Compensation" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report are incorporated herein by reference to Item 8:

                           Independent Auditors' Report

                           Consolidated Balance Sheets

                           Consolidated Statements of Operations

                           Consolidated Statements of Comprehensive Loss

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

     (a) (2) The Company is not required to file any financial statement schedules

                  The Exhibits listed in the Exhibit Index are filed herewith in the manner set forth therein.

     (b)          Reports on Form 8-K
                  The Company filed a current report on Form 8-K on November 12, 1998 reporting that it had completed at private placement of 5,000 shares of Series C Convertible Preferred Stock

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and Commonwealth of Massachusetts on the 31st of March, 1999.

                                       ARIAD PHARMACEUTICALS, INC.

                                       By:       /s/ Harvey J. Berger
                                           -------------------------------------
                                       Name:  Harvey J. Berger, M.D.
                                       Title: Chairman, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                        Title                          Date
           ---------                        -----                          ----

/s/ Harvey J. Berger      Chairman of the Board of Directors,
------------------------  President and Chief Executive Officer        March 31, 1999
Harvey J. Berger, M.D.    (Principal Executive Officer)


/s/ Sandford D. Smith     Vice Chairman of the Board of Directors      March 31, 1999
------------------------
Sandford D. Smith


/s/ Jay R. LaMarche       Executive Vice President, Chief Financial    March 31, 1999
------------------------  Officer, Treasurer and Director
Jay R. LaMarche           (Principal Financial and Accounting Officer)


/s/ Joan S. Brugge        Director                                     March 31, 1999
------------------------
Joan S. Brugge, Ph.D.


/s/ Vaughn D. Bryson      Director                                     March 31, 1999
------------------------
Vaughn D. Bryson


/s/ John M. Deutch        Director                                     March 31, 1999
------------------------
John M. Deutch, Ph.D.


/s/ Philip Felig          Director                                     March 31, 1999
------------------------
Philip Felig, M.D.


/s/ Joel S. Marcus        Director                                     March 31, 1999
------------------------
Joel S. Marcus


/s/ Ralph Snyderman       Director                                     March 31, 1999
------------------------
Ralph Snyderman, M.D.


/s/ Raymond S. Troubh     Director                                     March 31, 1999
------------------------
Raymond S. Troubh

                                  EXHIBIT INDEX


EXHIBIT NO.                                      TITLE
-----------                                      -----
   3.1       Certificate of Incorporation of the Company, as amended (1)
   3.2       By-laws of the Company, as amended (5)
   3.3       Amendment of Certificate of Incorporation of the Company, dated
             April 8, 1994 (2)
   3.4       Amendment of Certificate of Incorporation of the Company, dated
             October 4, 1994 (5)
   3.5       Certificate of Designations in respect of Series B Preferred Stock of the Company (8)
   4.1       Form of ARIAD Pharmaceuticals, Inc. Common Stock Purchase
             Warrant (1)
   4.2       Principal Stockholders' Agreement, dated as of January 5, 1992, among ARIAD Pharmaceuticals, Inc., David Blech, David Blech as
             trustee of The Blech Family Trust, Mark S. Germain, Harvey J.
             Berger, Harvey J. Berger and Wendy S. Berger as Trustees of the
             Berger Family Trust, Avalon Ventures and Avalon Ventures IV. (1)
   4.3       Form of Warrant Agreement (with Form of Warrant). (3)
   4.4       Rights Agreement, dated as of December 15, 1994, between the
             Company and State Street Bank and Trust Company, which includes the
             Certificate of Designations in respect of the Series A Preferred
             Stock, as Exhibit A, the Form of Right Certificate as Exhibit B and
             the Summary of Rights to Purchase Series A Preferred Stock as
             Exhibit C. Pursuant to the Rights Agreement, Right Certificates
             will not be mailed until after the Separation Date (as defined therein). (4)
   4.5       Amendment, dated as of April 24, 1995, to Rights Agreement, dated as of December 15, 1994, between ARIAD Pharmaceuticals, Inc. and
             State Street Bank and Trust Company.  (6)
   4.6       Stock Purchase Agreement, dated as of April 24, 1995, between ARIAD
             Pharmaceuticals, Inc. and Biotech Target S.A. (7)
   4.7       Certificate of Designations for Series C. Convertible Preferred
             Stock (10)
   4.8       Securities Purchase Agreement and Registration Rights Agreement
             dated November 9, 1998, by and between the Company and the Buyers named therein. (10)
   10.1      Lease Agreement, dated January 8, 1992, between ARIAD
             Pharmaceuticals, Inc. and Forest City Cambridge, Inc. (1)
   10.2+     Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (1)
   10.3+     Executive Employment Agreement, dated as of January 3, 1992, between ARIAD Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (1)
   10.4+     Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (1)
   10.5+     Executive Employment Agreement, dated as of October 14, 1991, between ARIAD Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (1)
   10.6      Loan and Security Agreement, dated September 23, 1992, by and between ARIAD Pharmaceuticals, Inc., ARIAD Corporation and BayBank
             Boston, N.A. and related instruments and documents. (1)
   10.7      Loan Agreement, dated October 28, 1992, among ARIAD Corporation,
             ARIAD Pharmaceuticals, Inc. and the Massachusetts Business
             Development Corporation and related instruments and documents. (1)



EXHIBIT NO.                                      TITLE
-----------                                      -----

   10.8      Equipment Lease Agreement, dated December 10, 1992, by and between
             ARIAD  Corporation and General Electric Capital Corporation. (1)
   10.9      Master Lease Agreement, dated December 21, 1992, by and between
             ARIAD Corporation and Comdisco, Inc. (1)
   10.10+    ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees,
             as amended. (5)
   10.11+    ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for
             Directors. (1)
   10.12+    ARIAD Retirement Savings Plan. (1)
   10.13     Amended and Restated Agreement dated as of December 12, 1997 between The Board of Trustees of The Leland Stanford Junior
             University and ARIAD Gene Therapeutics, Inc. (9)
   10.14+    Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. 3)
   10.15+    Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (3)
   10.16+    Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (3)
   10.17+    Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (3)
   10.18     Unit Purchase and Technology Right of First Negotiation Agreement,
             dated May 5, 1994, among Genentech, Inc., ARIAD Pharmaceuticals,
             Inc. and ARIAD Gene Therapeutics, Inc. (3)
   10.19+    Amendment No. 2, dated June 30, 1994, to Executive Employment
             Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger,
             M.D. (5)
   10.20+    ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee
             Directors. (5)
   10.21     Collaborative Research and License Agreement, dated November 5,
             1995, between Roussel Uclaf and ARIAD Pharmaceuticals, Inc. (7)
   10.22     License Agreement dated as of September 12, 1996 between Mochida
             Pharmaceuticals Co., Ltd. and ARIAD Pharmaceuticals, Inc. (8)
   10.23     Joint Venture Agreement dated as of February 14, 1997 between
             Genovo, Inc. and ARIAD Gene Therapeutics, Inc. (8)
   10.24     Joint Venture Master Agreement dated as of March 4, 1997 between
             Hoechst Marion Roussel, Inc. and ARIAD Pharmaceuticals, Inc. (8)
   10.25     Stock Purchase, Standstill and Registration Rights Agreement dated as of March 4, 1997 between Hoechst Marion Roussel, Inc. and ARIAD
             Pharmaceuticals, Inc. (8)
   10.26     Collaborative Agreement dated as of March 4, 1997 between Incyte
             Pharmaceuticals, Inc. and ARIAD Pharmaceuticals, Inc. (8)
   10.27+    Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (8)
   10.28+    Amendment, dated January, 1, 1997, to Executive Employment
             Agreement between ARIAD Pharmaceuticals, Inc. and Jay R.
             LaMarche (8)
   10.29+    Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Manfred Weigele, Ph.D. (8)
   10.30+    Consulting Agreement, dated July 1, 1997, between ARIAD
             Pharmaceuticals, Inc. and Joan S. Brugge, Ph.D. (8)
   10.31+    ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan (8)
   10.32+    Amendment to the 1991 Stock Option Plan for Employees and
             Consultants (8)
   10.33+    Amendment to the 1994 Stock Option Plan for Non-Employee
             Directors (8)


EXHIBIT NO.                                      TITLE
-----------                                      -----

   10.34     Fourth Amendment to Loan and Security Agreement dated June 27, 1997 with BankBoston, N.A. as successor in interest to BayBank, N.A. (8)

   10.35     License Agreement, dated July 17, 1997, between ARIAD
             Pharmaceuticals, Inc. and Mitotix Inc. (8)

   10.36 Technology Purchase and Sale Agreement and related agreements, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and
             Mitotix, Inc. (8)

   10.37     ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan (9)
   21.1      Subsidiaries of the Company. (3)
   23.1      Consent of Deloitte & Touche LLP (11)
   27.1      Financial Data Schedule (11)

----------------

   (+)      Management Contract or Compensatory Plan or Arrangement
   (1)      Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on
            June 25, 1993.
   (2)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and
            Exchange Commission on April 15, 1994.
   (3)      Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange
            Commission on March 11, 1994.
   (4)      Incorporated by reference to Form 8-K of the Company filed with the
            Securities and Exchange Commission on December 21, 1994.
   (5)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and
            Exchange Commission on March 30, 1995.
   (6)      Incorporated by reference to Form 8-K of the Company filed with the
            Securities and Exchange Commission on May 15, 1995.
   (7)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1995 filed with the Securities and
            Exchange Commission on March 15, 1996.
   (8)      Incorporated by reference to Forms 10-Q of the Company filed with the Securities and Exchange Commission on May 12, 1997, August 12,
            1997 and November 12, 1997.
   (9)      Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1997 filed with the Securities and Exchange
            Commission on March 5, 1998.
  (10)      Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on November 12, 1998.
  (11)      Filed herewith.
