Form 10-K/A
period 1998-12-31
ARIAD PHARMACEUTICALS INC
filed 1999-04-30
CIK 884731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

================================================================================

    The undersigned registrant hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 1998 to include Items 10, 11, 12 and 13 of Part III and as otherwise set forth on the pages attached hereto.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

     The Board of Directors currently consists of ten members, classified into three classes. At each Annual Meeting of the Stockholders, the term for one class of directors expires and directors are elected for a full term of three years to succeed the directors of such class. Set forth below is certain biographical information for each of the three individuals nominated by the Board of Directors for election as Class 2 Directors at the next Annual Meeting of the Stockholders, as well as for each of the continuing Class 1 and Class 3 Directors whose terms expire either at the Annual Meeting of the Stockholders in 2000 or 2001, or at such time as such director's successor is duly elected and qualified. All of the other companies listed as companies in which certain directors hold directorships are publicly traded companies.

                          NOMINEES AS CLASS 2 DIRECTORS
                              (TERM TO EXPIRE 2002)

     Philip Felig, M.D., 62, a Director of ARIAD since October 1991, is currently in medical practice specializing in endocrinology and diabetes as an Attending Physician on the Senior Medical Staff at Lenox Hill Hospital. From 1986 to 1987, he was Chief Executive Officer of Sandoz Pharmaceuticals Corporation and from 1984 to 1987, President of the Sandoz Research Institute.

     Jay R. LaMarche, 52, has served as Chief Financial Officer, Treasurer and a Director of ARIAD since January 1992. Mr. LaMarche has served as Executive Vice President since March 1997 and as Senior Vice President, Finance from January 1992 to February 1997. Prior to joining ARIAD, he was Chief Financial Officer and a Director of ChemDesign Corporation, a fine chemicals manufacturer, where he served in several capacities, most recently as Executive Vice President.

     Joel S. Marcus, 51, a Director of ARIAD since February 1995, is Chief Executive Officer of Alexandria Real Estate Equities, Inc. Mr. Marcus is a founder and principal of Health Science Capital Partners, which invests in healthcare related companies. From 1986 to 1994, Mr. Marcus was a partner with Brobeck, Phleger & Harrison, LLP, a leading technology law firm (and its predecessor).

                          CONTINUING CLASS 3 DIRECTORS
                              (TERM TO EXPIRE 2000)

     Harvey J. Berger, M.D., 48, is the principal founder of ARIAD and has served as the Company's Chairman of the Board, President and Chief Executive Officer since April 1991. From 1986 to 1991, Dr. Berger held a series of senior management positions at Centocor, Inc., a biotechnology company, most recently as Executive Vice President and President of the Research and Development Division. Dr. Berger currently is a Lecturer in the Division of Health Sciences and Technology at the Massachusetts Institute of Technology and the Harvard Medical School. He also has held senior academic and administrative appointments at Emory University, Yale University and the University of Pennsylvania and was an Established Investigator of the American Heart Association.

     Vaughn D. Bryson, 60, a Director of ARIAD since February 1995, is President of Life Science Advisors, Inc. Mr. Bryson was a thirty-two year employee of Eli Lilly & Co. ("Lilly") and served as President and Chief Executive Officer of Lilly from 1991 to 1993. He served as Executive Vice President from 1986 until 1991. He also served as a member of Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International Inc. from April 1994 to December 1996. He also is a Director of Chiron Corporation, Fusion Medical Technologies, Inc., Perclose, Inc. and Quintiles Transnational Corporation.

     Sandford D. Smith, 52, a Director of ARIAD since October 1991 and Vice Chairman since January 1999, is President, Therapeutics International, Genzyme Corporation. Previously, from May 1996 to September 1996, he was Vice President and General Manager, Specialty Therapeutics and International Group, Genzyme Corporation. Mr. Smith was President and Chief Executive Officer and a Director of the Repligen Corporation from June 1986 to March 1996. Mr. Smith previously held a number of positions with the Bristol-Myers Company from 1977 to 1986, including, most recently, Vice President of Corporate Development and Planning for the United States Pharmaceutical and Nutritional Group. Mr. Smith is also a Director of CSP, Inc.

     Raymond S. Troubh, 73, a Director of ARIAD since October 1991, has been a financial consultant for more than the past five years. He was a general partner of Lazard Freres & Co., an investment banking firm, and a former governor of the American Stock Exchange. Mr. Troubh is a Director of Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., Foundation Health Systems, Inc., General American Investors Company, Inc., Olsten Corporation, Starwood Hotels & Resorts, Inc., Triarc Companies, Inc., WHX Corporation and a trustee of Petrie Stores Liquidating Trust.

                          CONTINUING CLASS 1 DIRECTORS
                              (TERM TO EXPIRE 2001)

    Joan S. Brugge, Ph.D., 49, a Director of ARIAD since February 1995, is Professor of Cell Biology at Harvard Medical School. Dr. Brugge served as Senior Vice President, Exploratory Research at ARIAD from October 1996 through July 1997 and as Senior Vice President, Research - Biology from May 1992 to September 1996 and as Scientific Director of ARIAD from May 1992 to February 1997. From 1989 to 1992, Dr. Brugge was a

Professor of Microbiology at the University of Pennsylvania School of Medicine and an Investigator of the Howard Hughes Medical Institute. Dr. Brugge currently serves on the Medical Advisory Board of the Howard Hughes Medical Institute and the Advisory Committee to the Director and Board of Scientific Advisors of the National Cancer Institute.

     John M. Deutch, Ph.D., 60, a Director of ARIAD since March 1997, is an Institute Professor at the Massachusetts Institute of Technology. He has previously served as Director of Central Intelligence, Deputy Secretary of Defense and Undersecretary of Defense (Acquisition and Technology), as well as Provost of the Massachusetts Institute of Technology, Dean of the School of Science, Chairman of the Department of Chemistry and the Karl Taylor Compton Professor of Chemistry. He has numerous publications in physical chemistry. Mr. Deutch is a Director of Citigroup, CMS Energy, Cummins Engine Company, Inc. and Schlumberger Ltd.

     Ralph Snyderman, M.D., 59, a Director of ARIAD since June 1998, has been Chancellor for Health Affairs, Dean, School of Medicine at Duke University, and President and CEO of Duke University Health System since March 1989. He was formerly Senior Vice President of Medical Research and Development at Genentech, Inc. from January 1987 to May 1989. Dr. Snyderman also serves on the Board of Directors of Proctor and Gamble, Inc.


EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company:

NAME                     AGE     OFFICE OR POSITIONS HELD
----                     ---     ------------------------

Harvey J. Berger, M.D.    48     Chairman of the Board, President and
                                 Chief Executive Officer

Jay R. LaMarche           52     Executive Vice President and Chief Financial
                                 Officer

Laurie A. Allen, Esq.     38     Senior Vice President, Corporate Development
                                 and Legal Affairs, General Counsel and
                                 Secretary

John D. Iuliucci, Ph.D.   56     Senior Vice President, Drug Development

Manfred Weigele, Ph.D.    66     Senior Vice President, Chief Scientific Officer

Mark J. Zoller, Ph.D.     45     Senior Vice President, Genomics and Scientific
                                  Director, Hoechst-ARIAD Genomics Center, LLC

For biographical information on Dr. Berger and Mr. LaMarche, see "Information Regarding Directors."

     Laurie A. Allen, Esq. has served as Senior Vice President, Corporate Development and Legal Affairs, General Counsel and Secretary since January 1999. Prior to joining ARIAD, she was a partner with Brobeck, Phleger and Harrison, LLP, a leading technology law firm, from January 1996 to December 1998. She was an associate with Brobeck, Phleger & Harrison, LLP from February 1991 to December 1995 and with Pettit & Martin from September 1989 to January 1991. Ms. Allen received her L.L.M. degree in taxation from New York University and her J.D. degree from Emory University School of Law. She received her A.B. degree in History from the

University of California, Los Angeles.

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

     Manfred Weigele, Ph.D. has served as Senior Vice President and Chief Scientific Officer since March 1999. Dr. Weigele also served as Senior Vice President, Physical and Chemical Sciences from October 1996 to February 1999 and as Senior Vice President, Research - Chemistry of ARIAD from October 1991 to September 1996. Prior to joining ARIAD, from 1985 to 1991, Dr. Weigele was a Vice President and Group Director of Chemistry Research for Hoffmann-LaRoche Inc., where he directed chemistry research. He joined Hoffmann-LaRoche, a worldwide pharmaceuticals company, in 1965. Dr. Weigele received his undergraduate training at Technische Universitat in Braunschweig, Germany and his Ph.D. degree from the University of Wisconsin.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth aggregate amounts of compensation paid or accrued by the Company for the years ended December 31, 1998, 1997 and 1996, for services rendered in all capacities, by each of the Company's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer and one additional individual for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at December 31, 1998.


                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM COMPENSATION
                                        ANNUAL COMPENSATION(1)    ----------------------
                                        -----------------------    NUMBER OF SECURITIES       ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR          SALARY              UNDERLYING OPTIONS     COMPENSATION(2)
---------------------------       ----  -----------------------   ----------------------   ---------------

Harvey J. Berger, M.D.            1998         $300,000                  100,000                $3,200
Chairman, President and           1997          300,000                       --                    --
Chief Executive Officer           1996          220,000                   44,000                    --

Jay R. LaMarche                   1998          215,000                   50,000                 3,200
Executive Vice President and      1997          215,000                       --                    --
Chief Financial Officer           1996          170,000                   34,000                    --

Manfred Weigele, Ph.D.            1998          173,654                   50,000                    --
Senior Vice President,            1997          215,000                       --                    --
Physical and Chemical Sciences    1996          170,000                   34,000                    --

Mark J. Zoller, Ph.D.             1998          165,000                   50,000                 3,200
Senior Vice President,            1997          165,000                       --                    --
Genomics and Scientific           1996          145,000                   21,000                    --
Director

Michael Gilman, Ph.D.(3)          1998          215,000                   50,000                 3,200
                                  1997          215,000                       --                    --
                                  1996          159,651                   80,000                    --

Charles C. Cabot III(4)           1998          194,327                   50,000                 3,200
                                  1997          215,000                       --                    --
                                  1996          170,000                   44,000                    --

----------

(1) Other annual compensation is not presented, as the cost did not exceed the lesser of $50,000 or 10% of the total salary reported for any of the named executive officers.

(2) The amounts listed are for the Company's matching contributions under its 401(k) Plan. Does not include cash bonuses issued in the form of options to purchase designated mutual funds, which options were awarded in lieu of such bonuses in March 1998 under the ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan and all of which options vest in four equal annual installments commencing one year after the date of the award. Options with a value of $55,000 were issued to each of Mr. LaMarche, Dr. Weigele and Dr. Gilman and options with a value of $25,000 were issued to Dr. Zoller.

(3) Mr. Gilman's employment as Executive Vice President and Chief Scientific Officer terminated in March 1999.

(4) Mr. Cabot's employment as Executive Vice President and Chief Operating Officer terminated in November 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation and Stock Option Committee is comprised of Dr. Felig and Messrs. Smith and Troubh. On December 1, 1998, pursuant to the 1994 Director Plan, the Company granted to each member of the committee an option to purchase 10,000 shares of Common Stock at $1.94 per share.

EMPLOYMENT AGREEMENTS

     Dr. Berger, Chief Executive Officer, President and Chairman of the Board of Directors of the Company, has an employment agreement with the Company which commenced in January 1992 and terminates in December 2001. The agreement provides that he shall be employed as the Chief Executive Officer and President of the Company, shall be nominated for election to the Board of Directors, serve as Chairman of the Board and receive an annual base salary of $300,000 for 1998, increasing each year by at least 10% of the preceding year's base salary. Dr. Berger is eligible each year to receive a discretionary bonus, determined by the Board of Directors, of up to 50% of his annual base salary. Dr. Berger's employment agreement is automatically renewable for successive three-year terms unless terminated by either party. If the Company fails to renew the employment agreement, it is obligated to pay Dr. Berger, in addition to his compensation for the remainder of the term, a lump sum payment equal to two times Dr. Berger's annual salary for the final year of the term and to provide for the immediate exercisability of all stock options and other equity rights.

     Dr. Berger's employment agreement provides that, if the agreement is terminated by either party upon the occurrence of certain events including, (i) a sale or merger of the Company (or stockholder approval of a merger agreement) or an acquisition of a substantial equity interest in the Company by a person or group of persons, (ii) if Dr. Berger is not elected to membership on the Board of Directors, named as Chairman or designated as Chief Executive Officer or ceases to be the highest ranking executive officer of the Company or ceases to control personnel decisions with respect to the Company's employees, (iii) if the Company is in material breach of the terms of his employment agreement, (iv) if the Company is bankrupt or insolvent or (v) if the Company terminates Dr. Berger's employment agreement without cause, (1) the Company will pay Dr. Berger the greater of (x) any remaining salary payable during the term of the agreement plus the maximum possible bonus for each year remaining in the term (taking into account, in both cases, future 10% increases in salary and (y) an amount equal to twice his current annual salary and maximum bonus for the current year of employment (the "Severance Payment") and (2) all of his stock options, stock awards and similar equity rights will immediately vest and become exercisable. The Company is not obligated to make the Severance Payment if it discharges Dr. Berger for cause. If the vesting of certain benefits and the payment of certain amounts by the Company to Dr. Berger are treated as payments in the nature of compensation that are contingent on a "change in control" (within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")), the deductibility of such payments could, depending upon the aggregate amount of such payments, be disallowed pursuant to Section 280G of the Code and an excise tax could be imposed on Dr. Berger pursuant to Section 4999 of the Code for which he would, pursuant to the employment agreement, be indemnified by the Company on a net after-tax basis. The employment agreement contains a noncompetition provision that is effective during the term of the agreement and, if Dr. Berger is terminated for cause, for a period of one year following the date of termination.

     The Company has also entered into employment agreements with Mr. LaMarche and Ms. Allen, as well as Drs. Iuliucci and Zoller. The agreements provide for employment at each such executive's present position through December 2000 for Mr. LaMarche, December 2001 for Ms. Allen and December 1999 for Drs. Iuliucci and Zoller at their annual base salaries of $220,000, $215,000, $200,000 and $210,000, respectively, increasing each year by an amount to be determined by the Board of Directors. In addition, each executive is eligible each year to receive a discretionary bonus, to be determined by the Board of Directors, of up to 30% of his or her annual base salary. The agreements are renewable for successive one-year terms with the mutual consent of the parties.

     These agreements provide that: (i) upon a change of control of the Company, such officers will be entitled to receive, upon termination by the officer within 90 days after the change in control, any remaining salary payable during the term or six months' salary whichever is shorter, and all stock options held by such officers will immediately vest and become exercisable; and (ii) upon termination by the Company, without cause, such officer will be entitled to receive his current salary for the remaining period of the applicable term and all outstanding options that would have vested during such term shall vest immediately.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential
                                                                                      Realizable Value
                                         Percent of                                   at Assumed Annual
                          Number of        Total                                       Rates of Stock
                         Securities       Options                                    Price Appreciation
                         Underlying      Granted to                                    for Option Term
                          Options       Employees in      Exercise    Expiration     ------------------
Name                     Granted(1)      Fiscal Year        Price        Date        5%($)        10%($)
----                    ----------      ------------      --------    ----------     -------------------

Harvey J. Berger, M.D.    100,000           8.2%            $3.88      03/05/08      $243,697   $617,575
Jay R. LaMarche            50,000           4.1%            $4.31      02/02/08       153,185    343,691
Manfred Weigele, Ph.D.     50,000           4.1%            $4.31      02/02/08       153,185    343,691
Mark J. Zoller, Ph.D.      20,000           1.6%            $4.31      02/02/08        61,274    137,476
                           30,000           2.5%            $2.69      09/10/08        57,282    128,519
Michael Gilman, Ph.D.      50,000           4.1%            $4.31      02/02/08       153,185    343,691
Charles C. Cabot III       50,000           4.1%            $4.31      02/02/08       153,185    343,691


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES


                                                           No. of Securities
                                                               Underlying         Value of Unexercised
                                                          Unexercised Options    In-the-Money Options at
                                                          at Fiscal Year End(#)   Fiscal Year End($)(4)
                              Shares                      ---------------------  -----------------------
                            Acquired on       Value           Exercisable/            Exercisable/
Name                        Exercise (#)   Realized($)       Unexercisable            Unexercisable
----                        -----------    -----------    ---------------------  -----------------------

Harvey J. Berger, M.D.          --             --          354,714/75,000(1)(2)         $4,375/0
                                                                178,571/0(3)                  --

Jay R. LaMarche                 --             --          105,857/37,500(1)             2,537/0
                                                                 89,285/0(3)                  --

Manfred Weigele, Ph.D.          --             --          111,857/37,500(1)             3,062/0
                                                                 89,285/0(3)                  --

Mark J. Zoller, Ph.D.           --             --          124,928/45,000(1)             1,750/0

Michael Gilman, Ph.D.           --             --           92,500/65,000(1)               656/0
                                                                100,000/0(3)                  --

Charles C. Cabot III            --             --          111,857/37,500(1)             3,062/0
                                                                 89,285/0(3)                  --

----------

(1)  Options to purchase shares of Common Stock of the Company.

(2)  Includes options to purchase 235,714 shares held by The Berger Family
     Trust.

(3)  Options to purchase Common Stock of ARIAD Gene Therapeutics, Inc.

(4) Based upon a fair market value of $1.69 per share of Common Stock, which was the closing price of a share of Common Stock on the Nasdaq National Market on December 31, 1998.


401(k) PLAN

     Effective January 1, 1993, the Board of Directors adopted the ARIAD Retirement Savings Plan (the "401(k) Plan") which is intended to qualify under
Section 401(k) of the Code covering all of the Company's eligible employees. Pursuant to the 401(k) Plan, employees may elect to defer, in the form of contributions to the 401(k) Plan, from 1% to 15% of their current compensation up to the statutorily prescribed annual limit ($10,000 in 1998) and have the amount of the reduction contributed to the 401(k) Plan. Effective July 1, 1997, the Company agreed to match 50% of the first 4% of compensation that eligible employees contribute to the 401(k) plan, as defined. Employer matching contributions to the 401(k) plan amounted to $156,000 for the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 23, 1999 certain information with respect to (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known to the Company to own beneficially more than 5% of the Voting Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iv) all directors and executive officers as a group. In accordance with the rules promulgated by the Securities and Exchange Commission (the "Commission"), such ownership includes shares currently owned, as well as shares that the named person has the right to acquire within 60 days, including, but not limited to, shares that the named person has the right to acquire through the exercise of any option, warrant or right or through the conversion of a security. The percentages set forth on the table assume conversion of all outstanding Series B Preferred Stock and Series C Preferred Stock into Common Stock.

     Except as otherwise indicated, (i) the stockholders listed in the table have sole voting and investment powers with respect to the Voting Stock shown as beneficially owned, and (ii) the title of class of the shares held by the stockholders listed in the table is Common Stock.

                                                    NUMBER OF SHARES
NAME AND ADDRESS                                   BENEFICIALLY OWNED     PERCENTAGE
----------------                                   ------------------     ----------

Hoechst Marion Roussel, Inc.                         3,004,436  (1)          10.5%
Route 202-206
Bridgewater, NJ 08807-0800

BB Biotech A.G.                                      2,293,000  (2)           8.0
c/o Bellevue Asset Management A.G.
Grunstrasse 12 CH-6343
Rothreuz, Switzerland

HFTP Investment LLC                                  2,194,185  (3)           7.7
c/o Promethean Investment Group, L.L.C.
40 West 57th Street, Suite 1520
New York, NY 10019

Brown Simpson Strategic Growth Fund, Ltd.              950,813  (4)           3.3
152 West 57th Street, 40th Floor
New York, NY  10019

Brown Simpson Strategic Growth Fund, L.P.              511,976  (5)           1.8
152 West 57th Street, 40th Floor
New York, NY  10019

Harvey J. Berger, M.D.                               1,445,247  (6)           5.0
c/o ARIAD Pharmaceuticals, Inc.
26 Landsdowne Street
Cambridge, MA 02139

Jay R. LaMarche                                        312,109  (7)           1.1

Manfred Weigele, Ph.D.                                 261,410  (8)           1.0

Joan S. Brugge, Ph.D.                                  347,838  (9)           1.2

Vaughn D. Bryson                                        80,000 (10)             *




John M. Deutch, Ph.D.                                   74,553 (11)             *

Philip Felig, M.D.                                     110,714 (12)             *

Joel S. Marcus                                          80,000 (13)             *

Sandford D. Smith                                       96,205 (14)             *

Ralph Snyderman, M.D.                                   93,750 (15)             *

Raymond S. Troubh                                      106,249 (16)             *

Michael Gilman, Ph.D.                                        0                 --

Charles C. Cabot III                                   143,857                  *

All directors and executive officers
as a  group (16 persons)                             3,278,861 (17)          10.9


----------
*    Indicates less than one percent

(1) Includes 3,004,436 shares of Series B Preferred Stock convertible into 2,194,185 shares of Common Stock sold to Hoechst Marion Roussel, Inc. in connection with the joint venture agreement for establishing and operating the Hoechst-ARIAD Genomics Center, LLC and represents 100% of the Series B Preferred Stock.

(2) Such shares are held of record by Biotech Target S.A., a wholly owned subsidiary of BB Biotech A.G. This information is based solely on review of Schedules 13D and 13G, each of which was filed with the Commission on May 28, 1998.

(3) Includes 3,000 shares of Series C Preferred Stock convertible into 2,194,185 shares of Common Stock and represents 60% of the Series C Preferred Stock. Promethean Investment Group, LLC, a New York limited liability company ("Promethean"), serves as investment advisor to HFTP Investment, L.L.C. ("HFTP") and may be deemed to share beneficial ownership of the shares beneficially owned by HFTP by reason of shared power to vote and to dispose of the shares beneficially owned by HFTP. Promethean disclaims beneficial ownership of the shares beneficially owned by HFTP. Mr. James F. O'Brien, Jr. indirectly controls Promethean. Mr. O'Brien disclaims beneficial ownership of the shares beneficially owned by Promethean and HFTP.

(4) Includes 1,300 shares of Series C Preferred Stock convertible into 950,813 shares of Common Stock and represents 26% of the Series C Preferred Stock. Brown Simpson Asset Management, L.L.C. serves as the investment manager to Brown Simpson Strategic Growth Fund, Ltd. pursuant to an investment management contract. The members of Brown Simpson Asset Management, L.L.C. are Mitchell Kaye, Evan Levine, James Simpson and Matthew Brown. Such persons may be deemed to have beneficial ownership of the shares owned by Brown Simpson Strategic Growth Fund Ltd.

(5) Includes 700 shares of Series C Preferred Stock convertible into 511,976 shares of Common Stock and represents 14% of the Series C Preferred Stock. The general partner of Brown Simpson Strategic Growth Fund, L.P. is Brown Simpson Capital, L.L.C., the members of which are Mitchell Kaye, Evan Levine, James Simpson and Matthew Brown. Such members may be deemed to have beneficial ownership of the shares owned by Brown Simpson Strategic Growth Fund, L.P.

(6) Includes 119,000 shares issuable upon exercise of stock options within 60 days of April 23, 1999. Includes 10,000 shares issuable upon exercise of warrants within 60 days of April 23, 1999. Includes 535,714 shares of Common Stock and 235,714 shares issuable upon exercise of stock options within 60 days of April 23, 1999 held of record by The Berger Family Trust and 8,928 shares of Common Stock held of record by The Wolk Family Trust. Wendy S. Berger and Harvey J. Berger, as co-trustees of such trusts, have the right to vote and dispose of the shares held by such trusts; however, in certain circumstances, Wendy S. Berger as co-trustee will have sole voting power with respect to the shares held by each such trust. Includes 122,000 shares held by Edith Berger, Dr. Berger's mother, 40,892 shares held by Wendy S. Berger, Dr. Berger's spouse, and 11,928 shares held by Dr. Berger's children.

(7) Includes 105,857 shares issuable upon exercise of stock options within 60 days of April 23, 1999. Includes 6,696 shares and 44,000 shares issuable upon exercise of warrants within 60 days of April 23, 1999 held by Carol B. LaMarche, Mr. LaMarche's spouse.

(8) Includes 111,857 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(9) Includes 154,714 shares issuable upon exercise of stock options within 60 days of April 23, 1999. Includes 6,696 shares held jointly by Dr. Brugge and her spouse, William R. Brugge, M.D., and 9,773 shares held by her son.

(10) Includes 37,500 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(11) Includes 57,857 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(12) Includes 110,714 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(13) Includes 70,000 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(14) Includes 92,857 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(15) Includes 58,036 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(16) Includes 92,857 shares issuable upon exercise of stock options within 60 days of April 23, 1999.

(17) Includes the shares identified in footnotes (3) through (13) above, 421 shares held by John D. Iuliucci, and 94,178 and 124,928 shares issuable upon exercise of stock options within 60 days of April 23, 1999 held by Dr. Iuliucci and Mark J. Zoller, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, the Company entered into an agreement which established the Hoechst-ARIAD Genomics Center, LLC, a Delaware limited liability company (the "Genomics Center") which is owned 50% by ARIAD and 50% by Hoechst Marion Roussel, Inc. ("HMR"), a greater than 5% holder of the Company's Voting Securities, to pursue functional genomics (the "1997 HMR Genomics Agreement"). Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. Through December 31, 1998, the Company had invested $6,500,000 in leasehold improvements and equipment and funded $8,839,000 in operating and related costs. HMR has committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD Series B Preferred Stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and a subsequent investment of $5,747,000 which was completed in January 1999. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at a rate of LIBOR plus 0.25% and are repayable by June 2003 in cash or Series B Preferred Stock, at the Company's option.

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. Revenue recognized pursuant to the Services Agreements amounted to $4,951,000 and $1,357,000 for the years ended December 31, 1998 and 1997, respectively.

     In November 1995, the Company entered into an agreement with HMR (the "1995 HMR Osteoporosis Agreement") to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction drug discovery programs. Under the 1995 HMR Osteoporosis Agreement, the Company granted to HMR exclusive rights to develop and commercialize these drugs worldwide. The Company has the right, under certain circumstances, to participate in the development and commercialization of these products for certain indications in North America. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones. In addition, HMR established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. Revenue recognized under the 1995 HMR Osteoporosis Agreement amounted to $6,778,000, $7,333,000 and $9,333,000 for 1998, 1997 and 1996, respectively, including, in 1996, $2,000,000 for the achievement of the first research milestone. A second research milestone was achieved in February 1999, resulting in a cash payment of $2,000,000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1999.


                                         ARIAD PHARMACEUTICALS, INC.
                                         (Registrant)


                                         By: /s/ Jay R. LaMarche
                                             ----------------------------------
                                             Jay R. LaMarche
                                             Chief Financial Officer