Form 10-Q
period 1999-03-31
ARIAD PHARMACEUTICALS INC
filed 1999-05-17
CIK 884731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

The number of shares of the Registrant's common stock outstanding as of May 12, 1999 was 22,005,149.

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS



                                                                               Page No.
                                                                               --------
PART  I.   FINANCIAL INFORMATION


ITEM 1.    UNAUDITED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets - March 31, 1999
           and December 31, 1998 ...........................................         1

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998 ......................         2

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 ......................         3

           Notes to Unaudited Condensed Consolidated Financial Statements ..         4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................         7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......        13

PART II.   OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .......................        14

ITEM 5.    OTHER INFORMATION ...............................................        14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ................................        15

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      1999                 1998
                                                                                  -------------        -------------
Current assets:
     Cash and cash equivalents                                                    $   9,271,390        $   6,501,648
     Marketable securities                                                            6,598,294            7,674,488
     Inventory and other                                                              1,788,945            2,018,846
     Due from Genomics Center                                                           394,401              332,571
                                                                                  -------------        -------------
          Total current assets                                                       18,053,030           16,527,553
                                                                                  -------------        -------------
Property and equipment:
     Leasehold improvements                                                          12,560,210           12,555,301
     Equipment and furniture                                                          4,546,463            4,438,399
                                                                                  -------------        -------------
          Total                                                                      17,106,673           16,993,700
     Less accumulated depreciation and amortization                                   9,562,690            8,944,027
                                                                                  -------------        -------------
          Property and equipment, net                                                 7,543,983            8,049,673
                                                                                  -------------        -------------
Investment in Genomics Center                                                         2,501,438            1,902,129
                                                                                  -------------        -------------
Intangible and other assets, net                                                      4,052,164            4,306,585
                                                                                  -------------        -------------
Total                                                                             $  32,150,615        $  30,785,940
                                                                                  =============        =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                            $   1,758,770        $   1,861,021
     Accounts payable                                                                 3,354,719            3,322,439
     Accrued liabilities                                                              2,429,883            2,042,641
     Advance from Genomics Center                                                     3,621,091            3,162,463
     Deferred revenue                                                                   333,333              333,333
                                                                                  -------------        -------------
          Total current liabilities                                                  11,497,796           10,721,897
                                                                                  -------------        -------------
Long-term debt                                                                        2,936,442            3,295,139
                                                                                  -------------        -------------
Redeemable convertible preferred stock, at liquidation value                          5,097,260            5,035,616
                                                                                  -------------        -------------
Stockholders' equity:
   Series B convertible preferred stock, $.01 par value; authorized,
     5,000,000 shares; issued and outstanding, 3,004,436 shares in 1999 and
     2,526,316 shares in 1998 (liquidation preference, $29,747,000)                      30,044               25,263
   Common stock, $.001 par value; authorized, 60,000,000 shares; issued and
     outstanding, 21,992,880 shares in 1999 and 21,938,754 shares in 1998                21,993               21,939
   Additional paid-in capital                                                       110,243,346          104,360,924
   Accumulated other comprehensive loss                                                 (45,070)             (34,381)
   Accumulated deficit                                                              (97,631,196)         (92,640,457)
                                                                                  -------------        -------------
          Stockholders' equity                                                       12,619,117           11,733,288
                                                                                  -------------        -------------
Total                                                                             $  32,150,615        $  30,785,940
                                                                                  =============        =============


      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                              1999                1998
                                                          ------------        ------------
Revenue:
     Research revenue (principally related parties)       $  4,582,897        $  2,846,586
     Interest income                                           172,891             313,045
                                                          ------------        ------------
          Total revenue                                      4,755,788           3,159,631
                                                          ------------        ------------
Operating expenses:
     Research and development                                8,510,816           7,735,955
     General and administrative                                730,247             699,029
     Interest expense                                          105,781             130,582
                                                          ------------        ------------
          Total operating expenses                           9,346,844           8,565,566
Equity in net loss of Genomics Center                          338,039
                                                          ------------        ------------
Net loss                                                    (4,929,095)         (5,405,935)
                                                          ------------        ------------

     Preferred stock dividends                                  61,644
                                                          ------------        ------------
Net loss attributable to common stockholders              $ (4,990,739)       $ (5,405,935)
                                                          ============        ============

Net loss per common share (basic and diluted)             $       (.23)       $       (.28)
                                                          ============        ============
Weighted average number of shares
     of common stock outstanding                            21,963,809          19,317,955


      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        --------------------------------
                                                                            1999                1998
                                                                        ------------        ------------
Cash flows from operating activities:
     Net loss                                                           $ (4,929,095)       $ (5,405,935)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                    1,096,830             842,336
          Deferred revenue                                                                      (833,333)
          Stock-based compensation                                            18,346              19,773
          Increase (decrease) from:
               Inventory and other                                           229,901          (1,047,442)
               Due from Genomics Center                                      (61,830)
               Other assets                                                  117,110              (9,910)
               Accounts payable                                               32,280            (402,802)
               Accrued liabilities                                           387,242          (1,036,208)
               Advance from Genomics Center                                  458,628             459,534
                                                                        ------------        ------------
               Net cash used in operating activities                      (2,650,588)         (7,413,987)
                                                                        ------------        ------------
Cash flows from investing activities:
     Acquisitions of marketable securities                                                    (3,625,867)
     Proceeds from sales and maturities of marketable securities           1,044,000           5,201,488
     Investment in Genomics Center                                        (2,655,369)         (1,186,020)
     Return of investment in Genomics Center                               1,920,936             956,253
     Investment in property and equipment, net                              (188,377)         (1,109,613)
     Acquisition of intangible assets                                       (184,229)           (252,547)
                                                                        ------------        ------------
               Net cash used in investing activities                         (63,039)            (16,306)
                                                                        ------------        ------------
Cash flows from financing activities:
     Proceeds from issuance of series B preferred stock                    5,747,000
     Repayment of borrowings                                                (460,948)           (450,208)
     Proceeds from sale/leaseback of equipment                                75,404           1,425,209
     Proceeds from issuance of stock pursuant to stock option and
          purchase plans                                                     121,913              77,949
                                                                        ------------        ------------
               Net cash provided by financing activities                   5,483,369           1,052,950
                                                                        ------------        ------------
Net (decrease) increase in cash and equivalents                            2,769,742          (6,377,343)
Cash and equivalents, beginning of period                                  6,501,648          13,858,910
                                                                        ------------        ------------
Cash and equivalents, end of period                                     $  9,271,390        $  7,481,567
                                                                        ============        ============


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.    Management Statement

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three-month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which includes consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

      The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Marketable Securities

      The Company has classified its marketable securities as available for sale and, accordingly, carries such securities at aggregate fair value. At March 31, 1999 and December 31, 1998, the Company's marketable securities consisted of the following:

                                   Aggregate        Amortized                Gross Unrealized
1999                              Fair Value        Cost Basis            Gains            Losses
                                  -----------       -----------        -----------       ----------
U.S. Government obligations       $   574,034       $   602,311                          $   (28,277)
Corporate debt securities           6,024,260         6,041,253        $     1,813           (18,606)
                                  -----------       -----------        -----------       -----------
          Total                   $ 6,598,294       $ 6,643,364        $     1,813       $   (46,883)
                                  ===========       ===========        ===========       ===========

1998
U.S. Government obligations       $   583,720       $   603,222                          $   (19,502)
Corporate debt securities           7,090,768         7,105,647        $    3,772            (18,651)
                                  -----------       -----------        -----------       -----------
          Total                   $ 7,674,488       $ 7,708,869        $    3,772        $   (38,153)
                                  ===========       ===========        ==========        ===========

      At March 31, 1999, approximately $5,625,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended March 31, 1999; the net unrealized loss of $45,070 is included in stockholders' equity.

3.    Net Loss Per Share

      Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

4.    Hoechst-ARIAD Genomics Center, LLC

      In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through March 31, 1999, the Company has invested $6,500,000 in leasehold improvements and equipment and funded $11,494,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B convertible preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and a subsequent investment of $5,747,000 which was completed in January 1999. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option.

      The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the condensed consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Under the Services Agreements, the Company bills the Genomics Center in advance for the next quarter's projected services. At March 31, 1999, the balance sheet advance amount of $3,621,091 represents the projected amount for the second quarter of 1999. Revenue recognized pursuant to the Services Agreements amounted to $1,583,000 and $956,000 for the quarters ended March 31, 1999 and 1998, respectively. The Genomics Center had total assets of $5,832,000 and $2,969,000 at March 31, 1999 and 1998 respectively, and incurred a net loss of $3,836,000 and $1,913,000 for the quarter ended March 31, 1999 and 1998 respectively.

      The major components of the Genomics Center's financial position and results of operations are as follows:

                                              MARCH 31,       DECEMBER 31,
                                                1999              1998
                                             -----------      -----------
      Advance to ARIAD                       $ 3,621,000      $ 3,162,000
      Other assets                             2,211,000          804,000
                                             -----------      -----------
      Total assets                           $ 5,832,000      $ 3,966,000
                                             ===========      ===========
      Total liabilities-due to ARIAD         $   791,000      $   400,000
      Equity                                   5,041,000        3,566,000
                                             -----------      -----------
      Total liabilities and equity           $ 5,832,000      $ 3,966,000
                                             ===========      ===========

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
Revenues                                     $          -    $          -
Operating expenses:
ARIAD                                           3,166,000       1,913,000
Other                                             670,000               -
                                             ------------    ------------
Net Loss                                     $ (3,836,000)   $ (1,913,000)
                                             ============    ============

ARIAD's 50% share of net loss                $ (1,918,000)   $   (956,000)
Elimination of intercompany transactions        1,580,000         956,000
                                             ------------    ------------
ARIAD's equity in the net (loss) of
 Genomics Center                             $   (338,000)   $        -
                                             ============    ============


5.    Comprehensive Net Loss

      Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss for the first quarter of 1999 would include the net unrealized loss on marketable securities of $10,689 for the three months ended March 31, 1999 resulting in a comprehensive loss of $5,001,428.

6.    Accounting Change

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Cost of Start-Up Activities, which will require that all organizational costs will be expensed as incurred. The Company adopted this SOP effective January 1, 1999 and recorded charges of $364,000 to research and development expenses.

7.    New Accounting Pronouncements

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

ARIAD's research and development programs involve three areas: signal transduction inhibitors, regulated gene therapy and functional genomics. Signal transduction inhibitors are drugs designed to block specific molecular targets in bone cells and white blood cells. In November 1995, the Company entered into an agreement with Hoechst Marion Roussel, Inc. ("HMR") to collaborate on the discovery and development of such drugs to treat osteoporosis and other bone diseases. The Company also has developed a system referred to as "ARIAD Regulated Gene Expression Technology" or "ARGENT(TM)" which is designed to control cellular activities using small molecule drugs. This system can be applied in research for discovery of new drugs and new genes, in gene and cell therapy, and in the manufacture of biological products. The leading application of this system is the controlled production of protein drugs by regulated gene therapy. Another use of this system is ARIAD's product to treat graft-versus-host disease. This product may improve the safety and effectiveness of certain types of bone marrow transplants by selectively killing the cells responsible for graft-versus-host disease. In addition, the Company is working in an area known as functional genomics, which involves the discovery of new genes and the validation of molecular targets that may be useful in the treatment of diseases. ARIAD is developing this information as a tool to accelerate the discovery of new drugs to treat these diseases, such as osteoporosis (bones), atherosclerosis (heart and blood vessels) and cancer. In March 1997, the Company established a joint venture with HMR, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), to pursue this area.

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1999, the Company had an accumulated deficit of $97,631,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

REVENUE

The Company recognized research revenue of $4,583,000 for the quarter ended March 31, 1999 compared to $2,847,000 for the same period in 1998. Research revenue in 1999 is comprised principally of research revenue recognized under the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement") and the 1997 HMR Genomics Agreement. The increase in research revenue of $1,736,000 for the quarter ended March 31, 1999 when compared to the corresponding period in 1998 is a result of increased services provided to the Genomics Center under the Services Agreements, and the achievement of the second milestone of $2,000,000 under the 1995 HMR Osteoporosis Agreement offset by a reduction of $833,000 in deferred revenue recognized in the prior year relating to this agreement. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years.

Interest income decreased by $140,000 to $173,000 for the quarter ended March 31, 1999 compared to $313,000 for the same period in 1998 primarily as a result of lower levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses increased to $8,511,000 for the quarter ended March 31, 1999 compared to $7,736,000 for the same period in 1998 due primarily to increased research services provided to the Genomics Center under the Services Agreements. The Company expects its research and development expenses to increase over the next two years as a result of research services to be provided to the Genomics Center.

General and administrative expenses increased slightly to $730,000 for the quarter ended March 31, 1999 compared to $699,000 for the corresponding period in 1998.

The Company incurred interest expense of $106,000 for the quarter ended March 31, 1999 compared to $131,000 for the corresponding period in 1998. The decrease resulted from a lower level of long-term debt during the period.

OPERATING RESULTS

The Company incurred losses of $4,929,000 for the quarter ended March 31, 1999 and $5,406,000 for the corresponding period in 1998, or $.23 and $.28 per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its product development activities expand and increased services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including the sale of Series B Convertible Preferred Stock ("Series B Preferred Stock") to HMR in connection with the formation and operation of the Genomics Center in March 1997 and in January 1999, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement, the 1997 HMR Genomics Agreement and the Services Agreements.

At March 31, 1999, the Company had cash, cash equivalents and marketable securities totaling $15,870,000, and working capital of $6,555,000 compared to cash, cash equivalents and marketable securities totaling $14,176,000 and working capital amounting to $5,806,000 at December 31, 1998.

The primary uses of cash during the three months ended March 31, 1999 were $2,651,000 to finance the Company's operations and working capital requirements, $188,000 to purchase laboratory equipment, $461,000 to repay long-term debt, $734,000 for net investment in the Genomics Center and $184,000 to acquire intellectual property. The primary sources of cash during the quarter ended March 31, 1999 were $3,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, including $2,000,000 received upon the achievement of the second research milestone under such agreement, $459,000 in advances from the Genomics Center, $75,000 from the sale/leaseback of laboratory equipment and $1,044,000 of net proceeds from the sale and maturity of marketable securities and $5,747,000 from the sale of Series B Convertible Preferred Stock.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics

Center through March 31, 1999, the Company invested $6,500,000 in leasehold improvements and equipment and funded $11,494,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of Series B Preferred Stock over the five-year period, including an initial investment of $24,000,000 and a subsequent investment of $5,747,000, each of which is discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's Series B Preferred Stock for $24,000,000. During the period from 1999 to 2002, to fund its commitment to the Genomics Center, the Company may, at its option, require HMR to make additional purchases of up to $25,000,000 of Series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). On January 5, 1999, HMR purchased 478,120 shares of Series B Preferred Stock for $5,747,000 representing the amount of the subsequent purchase available to ARIAD for 1999 under the agreement. Subsequent commitments by HMR to purchase Series B Preferred Stock are $8,536,000 and $8,691,000 for each of the years ended December 31, 2000 and 2001, respectively, and $2,026,000 for the three months ended March 31, 2002. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility, if any, will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones, including a payment of $2,000,000 which was received on February 23, 1999 following the achievement of the second milestone. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $27,666,000.

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

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue relates to numerous potential problems arising from the ways in which computer software can handle dates. Many older systems use a two-digit date format, as opposed to four digits, to indicate the year. Some of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

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

If any necessary modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the year 2000 issue, such circumstances could have a material adverse impact on the operations of the

Company. The Company's research and development efforts, which rely heavily on the storage and retrieval of electronic information, could be interrupted resulting in significant delays in any one or all of the Company's research and development programs. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could disrupt a significant portion of the Company's operations.

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

At the present time, a contingency plan has not been completed. After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company expects to have contingency plans in place by November 30, 1999 to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the year 2000 issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the year 2000 issue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 1999, the Company has a bank term note at prime plus 1% and a government sponsored term note at prime plus 2.75%. These notes are sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate, the Company would incur approximately $425,000 of additional interest expense per year.

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c) (1) Securities sold. (A) On January 5, 1999 the Company sold 478,120 shares (the "Preferred Shares") of Series B Convertible Preferred Stock.
      (B) On February 12 and March 8, 1999 the Company issued an aggregate of 41,250 shares (the "Option Shares") of Common Stock, par value $.001 per share (the "Common Stock"). (C) On January 5, 1999 the Company issued an aggregate of 12,876 shares (the "Plan Shares") of Common Stock. (D) On January 15, 1999 the Company issued an aggregate of 300 options (the "Options") to purchase 300 shares of Common Stock.

      (2) Underwriters and other purchasers. No underwriters were involved in any of the transactions. (A) The Company sold the Preferred Shares to Hoechst Marion Roussel, Inc. (B) The Company sold the Option Shares to an aggregate of two employees upon the exercise of an aggregate of 41,250 stock options. (C) The Company sold the Plan Shares to an aggregate of 22 employees pursuant to the terms of the Company's 1997 Employee Stock Purchase Plan. (D) The Company issued the Options to one employee pursuant to the terms of the Company's 1991 Stock Option Plan for Employees and Consultants.

      (3) Consideration. (A) The Preferred Shares were sold for an aggregate purchase price of $5,747,000. (B) The Option Shares were sold for an aggregate exercise price of $66,000. (C) The Plan Shares were sold for an aggregate purchase price of $18,413. (D) The Options were issued in exchange for services to be rendered.

      (4) Exemption from registration claimed. All of the Preferred Shares, the Option Shares, the Plan Shares and the Options were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because none of the transactions involved any public offering by the Company.

      (5) Terms of conversion or exercise. (A) Each Preferred Share is convertible into one share of Common Stock. (B) Not applicable. (C) Not applicable. (D) The Options vest equally over a period of 4 years and are exercisable at a price of $2.09 per share until January 15, 2009.

      (6) Use of Proceeds. Not applicable.

(d)   Not applicable.

ITEM 5.  OTHER INFORMATION

On April 30, 1999, the Board of Directors of the Company amended the Company's By-laws to change the notification requirements for proposals to be submitted at stockholders' meetings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         The following exhibits are filed herewith:

     Exhibit
       No.               Title

     3.1          By-Laws, as amended.

     10.1+ Executive Employment Agreement between the Company and Laurie A. Allen, Esq., dated as of November 25, 1998.

     10.2+ Executive Employment Agreement between the Company and Mark Zoller, Ph.D., dated as of November 1, 1994, with First Amendment to Employment Agreement, dated as of January 1, 1997, and Second Amendment to Employment Agreement, dated as of November 1, 1998.

     10.3+        Executive Employment Agreement between the Company and John
                  D. Iuliucci, Ph.D., dated as of May 1, 1992, with First Amendment to Employment Agreement, dated as of March 2, 1994, and Second Amendment to Employment Agreement, dated as of January 1, 1997.

     27.1         Financial Data Schedule.

+  Management contract or compensatory plan, contract or arrangement

         (b)      Reports on Form 8-K

                  The Company filed one report on Form 8-K during the quarter ended March 31, 1999, which report was filed on January 8, 1999 to report the sale of 478,120 shares of the Company's Series B Convertible Preferred Stock for a total purchase price of $5,747,000.

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

Date: May 17, 1999