Form 10-Q
period 1999-06-30
ARIAD PHARMACEUTICALS INC
filed 1999-08-20
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

                                 YES  [X]    NO  [ ]

The number of shares of the Registrant's common stock outstanding as of August 5, 1999 was 22,019,122.


================================================================================

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS




PART  I. FINANCIAL INFORMATION                                          PAGE NO.


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998 .............................................   1

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 1999 and 1998 ..........   2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998 ...........................   3

         Notes to Unaudited Condensed Consolidated
         Financial Statements ..............................................   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................   8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  15


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  16

ITEM 5.  OTHER INFORMATION .................................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................  17

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                  1999               1998
                                                                                 -------          -----------

Current assets:
     Cash and cash equivalents                                                $   8,796,281      $  6,501,648
     Marketable securities                                                        2,253,089         7,674,488
     Inventory and other                                                          1,747,824         2,018,846
     Due from Genomics Center                                                       852,793           332,571
                                                                              -------------      ------------
         Total current assets                                                    13,649,987        16,527,553
                                                                              -------------      ------------
Property and equipment:
     Leasehold improvements                                                      12,566,432        12,555,301
     Equipment and furniture                                                      4,573,195         4,438,399
                                                                              -------------      ------------
         Total                                                                   17,139,627        16,993,700
     Less accumulated depreciation and amortization                              10,183,000         8,944,027
                                                                              -------------      ------------
         Property and equipment, net                                              6,956,627         8,049,673
                                                                              -------------      ------------
Investment in Genomics Center                                                     2,534,770         1,902,129
                                                                              -------------      ------------
Intangible and other assets, net                                                  4,219,568         4,306,585
                                                                              -------------      ------------
Total                                                                         $  27,360,952      $ 30,785,940
                                                                              =============      ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $   4,239,003      $  1,861,021
     Accounts payable                                                             3,889,904         3,322,439
     Accrued liabilities                                                          2,492,980         2,042,641
     Advance from Genomics Center                                                 3,791,655         3,162,463
     Deferred revenue                                                               333,333           333,333
                                                                              -------------      ------------
         Total current liabilities                                               14,746,875        10,721,897
                                                                              -------------      ------------
Long-term debt                                                                    1,228,049         3,295,139
                                                                              -------------      ------------
Redeemable convertible preferred stock, at liquidation value                      5,159,589         5,035,616
                                                                              -------------      ------------
Stockholders' equity:
     Series B convertible preferred stock, $.01 par value; authorized,
       5,000,000 shares; issued and outstanding, 3,004,436 shares in 1999
       and 2,526,316 shares in 1998 (liquidation preference, $29,747,000)            30,044            25,263
     Common stock, $.001 par value; authorized, 60,000,000 shares;
       issued and outstanding, 22,005,149 shares in 1999 and
       21,938,754 shares in 1998                                                     22,005            21,939
     Additional paid-in capital                                                 110,277,371       104,360,924
     Accumulated other comprehensive loss                                           (48,880)          (34,381)
     Accumulated deficit                                                       (104,054,101)      (92,640,457)
                                                                              -------------      ------------
         Stockholders' equity                                                     6,226,439        11,733,288
                                                                              -------------      ------------
Total                                                                         $  27,360,952      $ 30,785,940
                                                                              =============      ============






      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  --------------------------     ----------------------------
                                                      1999           1998            1999            1998
                                                  -----------    -----------     ------------    ------------

Revenue:
     Research revenue
     (principally related parties)                $ 2,723,576    $ 3,227,883     $  7,306,473    $  6,074,469
     Interest income                                  143,405        295,702          316,296         608,747
                                                  -----------    -----------     ------------    ------------
         Total revenue                              2,866,981      3,523,585        7,622,769       6,683,216
                                                  -----------    -----------     ------------    ------------
Operating expenses:
     Research and development                       7,824,038      8,989,688       15,970,466      16,725,643
     General and administrative                       884,343        677,020        1,614,590       1,376,049
     Interest expense                                  91,465        127,542          197,246         258,124
                                                  -----------    -----------     ------------    ------------
         Total operating expenses                   8,799,846      9,794,250       17,782,302      18,359,816
Equity in net loss of Genomics Center                 427,711                         765,750
                                                  -----------    -----------     ------------    ------------
Loss before cumulative effect of change in
     accounting principle                          (6,360,576)    (6,270,665)     (10,925,283)    (11,676,600)
                                                  -----------    -----------     ------------    ------------
Cumulative effect of change in accounting
     principle                                                                        364,388
                                                  -----------    -----------     ------------    ------------
Net loss                                           (6,360,576)    (6,270,665)     (11,289,671)    (11,676,600)
Preferred dividend                                     62,329                         123,973
                                                  -----------    -----------     ------------    ------------
Net loss attributable to common
     stockholders                                 $(6,422,905)   $(6,270,665)    $(11,413,644)   $(11,676,600)
                                                  ===========    ===========     ============    ============
Per common share (basic and diluted):
Loss attributable to common stockholders
     before cumulative effect of change in
     accounting principle                         $      (.29)   $      (.30)    $       (.50)   $       (.58)
Cumulative effect of change in accounting
     principle                                                                           (.02)
                                                  -----------    -----------     ------------    ------------
Net loss                                          $      (.29)   $      (.30)    $       (.52)   $       (.58)
                                                  ===========    ===========     ============    ============
Weighted average number of shares of
     common stock outstanding                      22,004,467     20,732,321       21,984,138      20,025,138





      See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                -----------    ------------

Cash flows from operating activities:
         Net loss                                                              $(11,289,671)   $(11,676,600)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                   1,836,170       1,696,616
                  Deferred revenue                                                               (1,966,666)
                  Stock-based compensation                                           37,660          35,151
                  Increase (decrease) from:
                    Inventory and other                                             271,022      (1,895,417)
                    Due from Genomics Center                                       (520,222)
                    Other assets                                                    131,618          81,328
                    Accounts payable                                                567,465        (212,256)
                    Accrued liabilities                                             450,339      (1,129,971)
                    Advance from Genomics Center                                    629,192         415,391
                    Accrued interest - related party debt                             7,579
                                                                               ------------    ------------
                  Net cash used in operating activities                          (7,878,848)    (14,652,424)
                                                                               ------------    ------------
Cash flows from investing activities:
         Acquisitions of marketable securities                                                  (10,373,591)
         Proceeds from sales and maturities of marketable securities              5,369,000      11,903,013
         Investment in Genomics Center                                           (4,839,988)     (3,043,992)
         Return of investment in Genomics Center                                  4,072,223       1,998,303
         Investment in property and equipment, net                                 (454,680)     (1,406,502)
         Acquisition of intangible assets                                          (468,774)       (370,524)
                                                                               ------------    ------------
                  Net cash provided by (used in) investing activities             3,677,781      (1,293,293)
                                                                               ------------    ------------
Cash flows from financing activities:
         Proceeds from issuance of series B convertible preferred stock           5,747,000
         Proceeds from related party long-term debt                               1,228,049
         Repayment of borrowings                                                   (924,736)       (903,012)
         Proceeds from sale/leaseback of equipment                                  308,753       2,147,410
         Proceeds from the issuance of common stock, net of issuance costs                        9,243,622
         Proceeds from issuance of stock pursuant to stock option and
           purchase plans                                                           136,634          97,792
                                                                               ------------    ------------
                  Net cash provided by financing activities                       6,495,700      10,585,812
                                                                               ------------    ------------
Net increase (decrease) in cash and equivalents                                   2,294,633      (5,359,905)
Cash and equivalents, beginning of period                                         6,501,648      13,858,910
                                                                               ------------    ------------
Cash and equivalents, end of period                                            $  8,796,281    $  8,499,005
                                                                               ============    ============





         See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   MANAGEMENT STATEMENT

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three month and six month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which includes consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996.

     The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   MARKETABLE SECURITIES

     The Company has classified its marketable securities as-available-for sale and, accordingly, carries such securities at aggregate fair value. At June 30, 1999 and December 31, 1998, the Company's marketable securities consisted of the following:

                                                                        Gross Unrealized
                                         Aggregate     Amortized        -----------------
     1999                               Fair Value     Cost Basis       Gains      Losses
     ----                               ----------     ----------       -----      ------

     U.S. Government obligations        $  575,732     $  601,388                 $(25,656)
     Corporate debt securities           1,677,357      1,700,581                  (23,224)
                                        ----------     ----------      ------     --------
             Total                      $2,253,089     $2,301,969                 $(48,880)
                                        ==========     ==========      ======     ========
     1998
     ----
     U.S. Government obligations        $  583,720     $  603,222                 $(19,502)
     Corporate debt securities           7,090,768      7,105,647      $3,772      (18,651)
                                        ----------     ----------      ------     --------
             Total                      $7,674,488     $7,708,869      $3,772     $(38,153)
                                        ==========     ==========      ======     ========

     At June 30, 1999, approximately $1,300,000 of investments in marketable securities had contractual maturities of one year or less. Realized gains and losses on sales of marketable securities were not material during the quarter ended June 30, 1999; the net unrealized loss of $48,880 is included in stockholders' equity as accumulated other comprehensive loss.

     At June 30, 1999, marketable securities amounting to $5,236,000 were pledged to secure the principal amounts of the Company's bank term note and capital lease obligation with its principal bank which aggregated $4,239,000 (Note 5).

3.   NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

4.   HOECHST-ARIAD GENOMICS CENTER, LLC

     In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through June 30, 1999, the Company has invested $6,500,000 in leasehold improvements and equipment and funded $13,679,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B convertible preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and a subsequent investment of $5,747,000 which was completed in January 1999. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR (Note 5).

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the condensed consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Under the Services Agreements, the Company bills the Genomics Center in advance for the next quarter's projected services. At June 30, 1999, the balance sheet advance amount of $3,791,655 represents the projected amount for the third quarter of 1999. Revenue recognized pursuant to the Services Agreements amounted to $3,306,473 and $1,998,303 for the six months ended June 30, 1999 and 1998, respectively. The Genomics Center had total assets of

     $6,440,000 and $3,966,000 at June 30, 1999 and December 31, 1998,
     respectively, and incurred net losses of $4,295,000 and $8,131,000 for the three months and six months ended June 30, 1999, respectively.

     The major components of the Genomics Center's financial position and results of operations are as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                     1999           1998
                                                  ----------     -----------

     Advance to ARIAD                             $3,792,000     $3,162,000
     Other assets                                  2,648,000        804,000
                                                  ----------     ----------
     Total assets                                 $6,440,000     $3,966,000
                                                  ==========     ==========

     Total liabilities-due to ARIAD               $1,324,000     $  400,000
     Equity                                        5,116,000      3,566,000
                                                  ----------     ----------
     Total liabilities and equity                 $6,440,000     $3,966,000
                                                  ==========     ==========

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                           --------------------------      --------------------------
                                               1999          1998             1999           1998
                                           -----------    -----------      -----------    -----------

     Revenues                              $        --    $        --      $        --    $        --
     Operating expenses:
     ARIAD services                          3,447,000      2,203,000        6,613,000      3,997,000
     Other                                     848,000             --        1,518,000        117,000
                                           -----------    -----------      -----------    -----------
     Net Loss                              $(4,295,000)   $(2,203,000)     $(8,131,000)   $(4,114,000)
                                           ===========    ===========      ===========    ===========
     ARIAD's 50% share of net loss
                                           $(2,147,000)   $(1,102,000)     $(4,065,000)   $(2,057,000)
     Elimination of intercompany
          transactions                       1,719,000      1,102,000        3,299,000      1,998,000
                                           -----------    -----------      -----------    -----------
     ARIAD's equity in the net loss of
          Genomics Center                  $  (428,000)   $        --      $  (766,000)   $   (59,000)
                                           ===========    ===========      ===========    ===========



5.   LONG-TERM DEBT

     As described in Note 4, the Company may fund certain capital commitments to the Genomics Center through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option. On May 20, 1999 the Company received loans from HMR in the amount of $1,228,049 to fund the Company's portion of the excess commitments and such amount is included in long-term debt.

     At June 30, 1999 the Company had outstanding a five year term loan and a five year capital lease obligation with its principal bank in the aggregate amount of $4,239,000 which is collateralized by a pledge of $5,236,000 of marketable securities. As a result of pledging these securities, under the terms of the loan agreement, the interest rate on the note was adjusted downward to 90-day LIBOR plus 1.25% from prime plus 1%.

     The Company has not been in compliance with certain financial covenants of the loan agreement relating to tangible net worth, ratio of debt to tangible net worth, working capital and current ratio. The Company has received a waiver from the bank through June 30, 1999 of various events of default relating to such non-compliance. While the Company has not received any notification of default, subsequent to June 30, 1999, the Company is not in compliance with certain financial covenants and may be held in default under its loan agreement and, as a result, the debt could be subject to future acceleration in the absence of refinancing, additional equity, additional covenant waivers or loan modifications. Accordingly, all amounts payable to the bank at June 30, 1999 ($4,239,000) under existing long-term debt agreements have been classified as current portion of long-term debt.

     In an attempt to address its funding requirements, the Company has engaged in negotiations for a financing with a group of institutional investors. As presently contemplated, such financing is expected to consist of an aggregate principal amount of up to $5,000,000 of 10% secured debentures with a two year maturity and five year warrants to purchase up to 3,500,000 shares of the Company's common stock at an exercise price of 110% of the market price at closing. In addition, the debentures are expected to be secured by all of the Company's assets, redeemable under certain circumstances and convertible into shares of common stock if not redeemed within one year of the date of issuance. Although the Company is currently negotiating this financing, there can be no assurance that this or any financing will be completed on the foregoing or similar terms, if at all, within the required time frame. If the financing is completed, the funds will be used to repay existing bank debt and fund operations.

6.   SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES C PREFERRED
     STOCK")

     On November 9, 1998, the Company issued 5,000 shares of the Company's Series C Preferred Stock to three institutional investors (the "Investors") and received proceeds of approximately $5,000,000. Each share of Series C Preferred Stock has a liquidation value of $1,000, plus an additional amount equal to 5% per annum (preferred dividend), accrued from the date of issue, and is convertible into common stock at a conversion price equal to the lower of a variable conversion price (the "Variable Price") or $2.09 per share. Subject to certain adjustments, the Variable Price for any given conversion is based on the average of the four lowest closing bid prices for the common stock during the 22 trading days preceding the date of conversion. However, the terms of the Series C Preferred Stock restrict a holder from converting shares of Series C Preferred Stock to the extent that such conversion would result in any holder holding more than 4.99% of the then issued and outstanding shares of common stock. As of June 30, 1999 no conversions of Series C Preferred Stock have occurred.

7.   COMPREHENSIVE NET LOSS

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss would include the net unrealized loss on marketable securities of $14,499 and the net unrealized gain on marketable securities of $7,075 for the six months ended June 30, 1999, and 1998 respectively, resulting in comprehensive losses for the periods of $11,428,143 and $11,669,525, respectively.

8.   ACCOUNTING CHANGE

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Cost of Start-Up Activities, which required that all organizational costs be expensed as incurred. The Company adopted this SOP effective January 1, 1999 and recorded charges of $364,000 as a cumulative effect of change in accounting principle.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company focuses on the discovery and development of novel and proprietary drugs based on its understanding of the inner-workings of cells and the genes involved in disease. The Company has developed a product based on its gene regulation technology to treat graft-versus-host disease, a complication of bone marrow transplantation involving an attack by a patient's immune system on healthy tissue. This product successfully completed Phase 1 human clinical trials in May 1999. All of the Company's other drug candidates are in the pre-clinical stage.

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

Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of its research and development programs, including the services the Company provides to the Genomics Center pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1999, the Company had an accumulated deficit of $104,054,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

REVENUE

The Company recognized research revenue of $2,724,000 for the quarter ended June 30, 1999 compared to $3,228,000 for the same period in 1998. Research revenue in 1999 is comprised principally of research revenue recognized under the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement") and the 1997 HMR Genomics Agreement. The decrease in research revenue of $504,000 for the quarter ended June 30, 1999 when compared to the corresponding period in 1998 is principally the result of a decrease of $833,000 in the amortization of deferred revenue recognized in the prior year under the 1995 HMR Osteoporosis Agreement partially offset by increased services provided to the Genomics Center under the Services Agreements. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years.

Interest income decreased by $153,000 to $143,000 for the quarter ended June 30, 1999 compared to $296,000 for the same period in 1998 primarily as a result of lower levels of funds invested during the 1999 period.

OPERATING EXPENSES

Research and development expenses decreased to $7,824,000 for the quarter ended June 30, 1999 compared to $8,990,000 for the same period in 1998 due primarily to decreased manufacturing development costs and other preclinical development costs incurred in the prior period offset somewhat by increased research services provided to the Genomics Center under the Services Agreements in the current period. The Company expects its research and development expenses to increase over the next two years as a result of research services to be provided to the Genomics Center.

General and administrative expenses increased to $884,000 for the quarter ended June 30, 1999 compared to $677,000 for the corresponding period in 1998 primarily due to increased professional and legal services incurred.

The Company incurred interest expense of $91,000 for the quarter ended June 30, 1999 compared to $128,000 for the corresponding period in 1998. The decrease resulted from a lower level of long-term debt during the 1999 period.

OPERATING RESULTS

The Company incurred losses of $6,361,000 for the quarter ended June 30, 1999 and $6,271,000 for the corresponding period in 1998, or $(.29) and $(.30) per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its product development activities expand and increased services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

REVENUE

The Company recognized research revenue of $7,306,000 for the six months ended June 30, 1999 compared to $6,074,000 for the same period in 1998. The increase in research revenue of $1,232,000 for the six months ended June 30, 1999 when compared to the corresponding period in 1998 is a result of increased services provided to the Genomics Center under the Services Agreements, and the achievement of the second milestone of $2,000,000 under the 1995 HMR Osteoporosis Agreement partially offset by a reduction of $1,666,000 in the amortization of deferred revenue recognized in the prior year relating to this agreement. Research revenue resulting from the Services Agreements with the Genomics Center is expected to increase over the next two years.

Interest income decreased by $293,000 to $316,000 for the six months ended June 30, 1999 compared to $609,000 for the same period in 1998 primarily as a result of lower levels of funds invested during the 1999 period.

OPERATING EXPENSES

Research and development expenses decreased to $15,970,000 for the six months ended June 30, 1999 compared to $16,726,000 for the same period in 1998 due primarily to decreased manufacturing development costs and other preclinical costs offset by increased research services provided to the Genomics Center under the Services Agreements. In addition, the Company adopted Statement of Position ("SOP") 98-5, Reporting the Cost of Start-Up Activities, effective January 1, 1999 and recorded charges of $364,000 as a cumulative effect of change in accounting principle.

The Company expects its research and development expenses to increase over the next two years as a result of research services to be provided to the Genomics Center.

General and administrative expenses increased to $1,615,000 for the six months ended June 30, 1999 compared to $1,376,000 for the corresponding period in 1998 primarily due to increased professional and legal services incurred.

The Company incurred interest expense of $197,000 for the six months ended June 30, 1999 compared to $258,000 for the corresponding period in 1998. The decrease resulted from a lower level of long-term debt during the 1999 period.

OPERATING RESULTS

The Company incurred losses, before the cumulative effect of change in accounting principle, of $10,925,000 for the six months ended June 30, 1999 and $11,677,000 for the corresponding period in 1998 or $(.50) and $(.58) per share, respectively. After such cumulative effect, the Company incurred losses of $11,290,000 for the six months ended June 30, 1999 and $11,677,000 for the corresponding period in 1998, or $(.52) and $(.58) per share, respectively. The Company expects that substantial operating losses will continue for several more years, will increase as its product development activities expand and increased services are provided to the Genomics Center and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

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

At June 30, 1999, the Company had cash, cash equivalents and marketable securities totaling $11,049,000, and a working capital deficiency of $1,097,000 compared to cash, cash equivalents and marketable securities totaling $14,176,000 and working capital amounting to $5,806,000 at December 31, 1998. The Company believes that its existing capital resources will not be adequate to satisfy its operating requirements beyond the third quarter of 1999. However, changes in the Company's research and development activities or other events affecting the Company's revenues, operating expenses or other cash requirements may result in the earlier depletion of the Company's funds.

The Company has not been in compliance with certain financial covenants of its loan agreement with its principal bank relating to tangible net worth, ratio of debt to tangible net worth, working capital and current ratio. The Company has received a waiver from the bank through June 30, 1999 of various events of default relating to such non-compliance. While the Company has not received any notification of default, subsequent to June 30, 1999, the Company may be held in default under its loan agreement and, as a result, the debt could be subject to future acceleration in the absence of refinancing, additional equity, additional covenant waivers or loan modifications.

In an attempt to address its funding requirements, the Company has engaged in negotiations for a financing with a group of institutional investors. As presently contemplated, such financing is expected to consist of an aggregate principal amount of up to $5,000,000 of 10% secured debentures with a two year maturity and five year warrants to purchase up to 3,500,000 shares of the Company's common stock at an exercise price of 110% of the market price at closing. In addition, the debentures are expected to be secured by all of the Company's assets, redeemable under certain circumstances and convertible into shares of common stock if not redeemed within one year of the date of issuance. The preceding statements regarding the financing are "forward-looking" statements based on management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the statements. Such risks and uncertainties include, without limitation, whether the definitive financing agreements can be satisfactorily negotiated and completed and whether the applicable conditions to closing can be timely satisfied. Although the Company is currently negotiating this financing, there can be no assurance that this or any financing will be completed on the foregoing or similar terms, if at all, within the required time frame. If the financing is completed, the funds will be used to repay existing bank debt ($4,239,000) and fund operations.

The Company believes that its existing capital resources, combined with funds resulting from the planned issuance of the above debentures, plus interest income, planned research and development funding and other sources of funding, including additional purchases of the Company's Series B Preferred Stock and supplemental capital loans from HMR, will be adequate to satisfy its capital and operating requirements substantially through the second quarter of 2000. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds.

The primary uses of cash during the six months ended June 30, 1999 were $7,879,000 to finance the Company's operations and working capital requirements, $455,000 to purchase laboratory equipment, $925,000 to repay long-term debt, $768,000 for net investment in the Genomics Center and $469,000 to acquire intellectual property. The primary sources of cash during the six months ended June 30, 1999 were $4,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, including $2,000,000 received upon the achievement of the second research milestone under such agreement, $629,000 in advances from the Genomics Center, $309,000 from the sale/leaseback of laboratory equipment, $5,369,000 of net proceeds from the sale and maturity of marketable securities, $5,747,000 from the sale of Series B Preferred Stock to HMR and $1,228,000 of proceeds from related party debt.

In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through June 30, 1999, the Company invested $6,500,000 in leasehold improvements and equipment and funded $13,679,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of Series B Preferred Stock over the five-year period, including an initial investment of $24,000,000 and a subsequent investment of $5,747,000, each of which is discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's Series B Preferred Stock for $24,000,000. During the period from 1999 to 2002, to fund its commitment to the Genomics Center, the Company may, at its option, require HMR to make additional purchases of up to $25,000,000 of Series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). On January 5, 1999, HMR purchased 478,120 shares of Series B Preferred Stock for $5,747,000 representing the amount of the subsequent purchase available to ARIAD for 1999 under the agreement. Subsequent commitments by HMR to purchase Series B Preferred Stock are $8,536,000 and $8,691,000 for each of the years ended December 31, 2000 and 2001, respectively, and $2,026,000 for the three months ended March 31, 2002. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option. On May 20, 1999 the Company received loans from HMR in the amount of $1,228,000 to fund the Company's portion of excess commitments.

In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones, including a payment of $2,000,000 which was received on February 23, 1999 following the achievement of the second milestone. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $29,390,000.

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

The Company's plan to address year 2000 issues consists of three phases: (1) assessment, (2) testing and implementation, and (3) contingency planning. The Company has completed the assessment phase of its information technology infrastructure, hardware and software. During this phase, the assessment, the Company identified all year 2000 risk areas and assigned each item a category of risk as follows:

     - Significant - Has a significant impact on the Company's financial position or results of operations

     - Moderate - Has a moderate impact on productivity but does not materially impact the Company's financial position or results of operations

     -    Minimal - Has a minor impact on productivity

The second phase of testing and implementation, which includes fixing or replacing systems developed internally by the Company and externally by third party vendors is ongoing. Internally, this phase is close to completion and the Company believes that, with modifications to existing software and conversions to new software and systems, the year 2000 issue will not pose any material operational problems for its computer or other information systems. If required, the Company will utilize additional internal and external resources to reprogram, replace and test the software and systems for year 2000 modifications. Externally, the second phase is ongoing as the Company continues to solicit and, where feasible, obtain certification of year 2000 compliance from third-party software vendors and continues to determine the readiness of its significant suppliers. The Company is working with external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, interact with the Company's hardware and software infrastructure in preparation for the year 2000. This testing and implementation phase is expected to be completed by September 30, 1999.

If any necessary modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the year 2000 issue, such circumstances could have a material adverse impact on the operations of the Company. The Company's research and development efforts, which rely heavily on the storage and retrieval of electronic information, could be interrupted, resulting in significant delays in any one or all of the Company's research programs. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could disrupt a significant portion of the Company's operations.

While management has not yet specifically determined the costs associated with the Company's year 2000 readiness efforts, monitoring and managing the year 2000 issues will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party vendors for product enhancements, costs involved in testing hardware and software products for year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical products which are not compliant. The Company estimates the total cost for upgrading its computer systems, hardware and software is not likely to exceed $200,000. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.

The third phase of contingency planning is ongoing and expected to be completed by November 30, 1999. As the Company evaluates its internal compliance efforts, as well as the compliance efforts of third parties described above, the Company expects to formulate contingency plans for situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the year 2000 issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plans will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the year 2000 issue.

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

At June 30, 1999, the Company has a bank term note at prime plus 1%, a government sponsored term note at prime plus 2.75% and a subordinated note at LIBOR (90) day plus 0.25%. These notes are sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate and LIBOR rate, the Company would incur approximately $99,000 of additional interest expense per year.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 18, 1999, the Company extended the exercise deadline for its Common Stock Purchase Warrants (the "Warrants") from 5:00 p.m. New York City time on May 20, 1999 to 5:00 p.m. New York City time on December 30, 1999. The extension was effected by an amendment to the Warrant Agreement between the Company and the State Street Bank and Trust Company of Boston, Massachusetts, who acts as Warrant Agent for the Warrants. All other terms of the Warrants remain unchanged. The Warrants are exercisable at $8.40 per share and are traded on the Nasdaq Market under the symbol: ARIAW.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on June 29, 1999. Of 25,009,585 shares of common and series B preferred shares issued and outstanding and eligible to vote as of the record date of May 12, 1999, a quorum of 20,940,471 shares or 83.73% of the eligible shares were present in person or represented by proxy.

         The following actions were taken at such meeting:

         (a)      Reelection of the following Class 2 Directors:


                                                       Number of Shares
                                            ------------------------------------
                                               For            Withheld Authority
                                            ----------        ------------------

              Philip Felig, M.D.            20,322,164              618,307
              Jay R. LaMarche               20,403,615              536,856
              Joel S. Marcus                20,324,660              615,811

         Continuing Class 3 Directors (terms to expire 2000):

             Harvey J. Berger, M.D.
             Vaughn D. Bryson
             Sandford D. Smith
             Raymond S. Troubh

         Continuing Class 1 Directors (terms to expire 2001):

                  Joan S. Brugge, Ph.D.
                  John M. Deutch, Ph.D.
                  Ralph Snyderman, M.D.

         (b) To approve the issuance by the Company of more than 4,385,500 shares of Common Stock upon conversion of, or as dividends on, its Series C Convertible Preferred Stock to comply with certain rules of the Nasdaq Stock Market (9,244,034 shares for approval, 550,966 shares against approval, 33,910 shares abstaining and 11,111,561 broker non-votes).

ITEM 5.  OTHER INFORMATION

On April 30, 1999, the Board of Directors of the Company amended the Company's By-laws to change the notification requirements for proposals to be submitted at stockholders' meetings.

On May 19, 1999, the Company filed suit in the Massachusetts Superior Court against Michael Z. Gilman, Ph.D. ("Dr. Gilman"), the Company's former Chief Scientific Officer seeking equitable relief for breach of his employment agreements in accepting a position as the research director of molecular biology at Biogen, Inc. ("Biogen"). The Superior Court issued a temporary injunction on May 19, 1999 restraining Dr. Gilman from using any of the Company's confidential information in his new employment. On June 21, 1999, Dr. Gilman filed a counterclaim against the Company seeking an order awarding damages for breach of contract and barring the Company from enforcing any provisions of its employment agreements with Dr. Gilman. On May 26, 1999 Biogen filed a motion to intervene as a defendant in the action which the Superior Court granted on August 2, 1999. While the Company intends to seek a permanent injunction and other relief as appropriate, the ultimate outcome of the litigation with Dr. Gilman is not determinable at this time.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed herewith:

         EXHIBIT NO.              TITLE
         -----------              -----

         27              Financial Data Schedule.

         (b)      Reports on Form 8-K

         The Company filed one report on Form 8-K during the quarter ended June 30, 1999, which report was filed on May 18, 1999 to report that it had extended the exercise deadline for its Common Stock Purchase Warrants (the "Warrants") from 5:00 p.m. New York City time on May 20, 1999 to 5:00 p.m.

         New York City time on December 30, 1999. The extension was effected by an amendment to the Warrant Agreement between the Company and the State Street Bank and Trust Company of Boston, Massachusetts, who acts as Warrant Agent for the Warrants. All other terms of the Warrants remain unchanged. The Warrants are exercisable at $8.40 per share and are traded on the Nasdaq Market under the symbol: ARIAW.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARIAD Pharmaceuticals, Inc.
                                              (Registrant)


                                        By: /s/ Jay R. LaMarche
                                            ------------------------------------
                                            Jay R. LaMarche
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial Officer)


Date: August 20 , 1999

                                  EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION
     -----------                   -----------

     27              FINANCIAL DATA SCHEDULE