Form 10-Q
period 1999-09-30
ARIAD PHARMACEUTICALS INC
filed 1999-11-15
CIK 884731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 0-21696

                           ARIAD PHARMACEUTICALS, INC.
               (Exact name of Company as specified in its charter)


           DELAWARE                                             22-3106987
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


              26 LANDSDOWNE STREET, CAMBRIDGE, MASSACHUSETTS 02139
               (Address of principal executive offices)(Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 494-0400

               Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report: Not Applicable



         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]   NO [ ]

The number of shares of the Company's common stock outstanding as of November 8, 1999 was 22,031,263.


================================================================================

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        -------

PART  I. FINANCIAL INFORMATION
------------------------------

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - September 30,
          1999 and December 31, 1998 ....................................   1

          Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months Ended
          September 30, 1999 and 1998 ...................................   2

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and
          1998 ..........................................................   3

          Notes to Unaudited Condensed Consolidated
          Financial Statements ..........................................   4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...........................   9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ...................................................  17

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS .............................................  19

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .....................  19

ITEM 5.   OTHER INFORMATION .............................................  20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..............................  20

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                         -------------    ------------
Current assets:
     Cash and cash equivalents                                           $   7,455,529    $  6,501,648
     Marketable securities                                                      45,200       7,674,488
     Inventory and other                                                     1,523,752       2,018,846
     Due from Genomics Center                                                  203,949         332,571
                                                                         -------------    ------------
         Total current assets                                                9,228,430      16,527,553
                                                                         -------------    ------------
Property and equipment:
     Leasehold improvements                                                 12,566,650      12,555,301
     Equipment and furniture                                                 4,579,816       4,438,399
                                                                         -------------    ------------
         Total                                                              17,146,466      16,993,700
     Less accumulated depreciation and amortization                         10,809,293       8,944,027
                                                                         -------------    ------------
         Property and equipment, net                                         6,337,173       8,049,673
                                                                         -------------    ------------
Investment in Genomics Center                                                2,707,963       1,902,129
                                                                         -------------    ------------
Intangible and other assets, net                                             4,180,701       4,306,585
                                                                         -------------    ------------
Total                                                                    $  22,454,267    $ 30,785,940
                                                                         =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                   $   3,764,734    $  1,861,021
     Accounts payable                                                        4,025,435       3,322,439
     Accrued liabilities                                                     2,682,334       2,042,641
     Advance from Genomics Center                                            4,083,451       3,162,463
     Deferred revenue                                                          333,333         333,333
                                                                         -------------    ------------
         Total current liabilities                                          14,889,287      10,721,897
                                                                         -------------    ------------
Long-term debt                                                                               3,295,139
                                                                                          ------------
Long-term debt - related party                                               1,827,962
                                                                         -------------
Redeemable convertible preferred stock, at liquidation value                 5,222,602       5,035,616
                                                                         -------------    ------------
Stockholders' equity:
     Series B convertible preferred stock, $.01 par value;
       authorized, 5,000,000 shares; issued and outstanding,
       3,004,436 shares in 1999 and 2,526,316 shares in 1998
       (liquidation preference, $29,747,000)                                    30,044          25,263
     Common stock, $.001 par value; authorized, 60,000,000 shares;
       issued and outstanding, 22,019,122 shares in 1999 and
       21,938,754 shares in 1998                                                22,019          21,939
     Additional paid-in capital                                            110,311,483     104,360,924
     Accumulated other comprehensive loss                                       (4,800)        (34,381)
     Accumulated deficit                                                  (109,844,330)    (92,640,457)
                                                                         -------------    ------------
         Stockholders' equity                                                  514,416      11,733,288
                                                                         -------------    ------------
Total                                                                    $  22,454,267    $ 30,785,940
                                                                         =============    ============




       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                   -------------------------    ---------------------------
                                                       1999         1998           1999            1998
                                                   -----------   -----------    ------------   ------------
Revenue:
     Research revenue
     (principally related parties)                 $ 2,583,349   $ 3,658,801    $  9,889,822   $  9,733,270
     Interest income, net                               18,284       220,925         334,580        829,672
                                                   -----------   -----------    ------------   ------------
         Total revenue                               2,601,633     3,879,726      10,224,402     10,562,942
                                                   -----------   -----------    ------------   ------------
Operating expenses:
     Research and development                        6,813,407    10,501,734      22,783,873     27,163,834
     General and administrative                        949,851       629,581       2,564,441      2,005,630
     Interest expense                                  188,876       115,519         386,122        373,643
                                                   -----------   -----------    ------------   ------------
         Total operating expenses                    7,952,134    11,246,834      25,734,436     29,543,107
Equity in net loss of Genomics Center                  376,715       160,074       1,142,465        223,617
                                                   -----------   -----------    ------------   ------------
Loss before cumulative effect of
     change in accounting principle                 (5,727,216)   (7,527,182)    (16,652,499)   (19,203,782)
                                                   -----------   -----------    ------------   ------------
Cumulative effect of change in accounting
     principle                                                                       364,388
                                                   -----------   -----------    ------------   ------------
Net loss                                            (5,727,216)   (7,527,182)    (17,016,887)   (19,203,782)
Preferred dividend                                      63,013                       186,986
                                                   -----------   -----------    ------------   ------------
Net loss attributable to common stockholders       $(5,790,229)  $(7,527,182)   $(17,203,873)  $(19,203,782)
                                                   ===========   ===========    ============   ============
Per common share (basic and diluted):
Loss attributable to common stockholders
     before cumulative effect of change in
     accounting principle                          $      (.26)  $      (.34)   $       (.76)  $       (.93)
Cumulative effect of change in accounting
     principle                                                                          (.02)
                                                   -----------   -----------    ------------   ------------
Net loss                                           $      (.26)  $      (.34)   $       (.78)  $       (.93)
                                                   ===========   ===========    ============   ============
Weighted average number of shares of
     common stock outstanding                       22,019,122    21,886,079      21,995,799     20,645,620




       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999          1998
                                                              ------------   ------------

Cash flows from operating activities:
   Net loss                                                   $(17,016,887)  $(19,203,782)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                          2,738,780      2,556,336
          Deferred revenue                                                     (2,799,999)
          Stock-based compensation                                  56,974         50,529
          Increase (decrease) from:
            Inventory and other                                    495,094     (1,732,657)
            Due from Genomics Center                               128,622
            Other assets                                            45,769        138,123
            Accounts payable                                       702,996       (345,126)
            Accrued liabilities                                    639,693         76,440
            Advance from Genomics Center                           920,988     (1,157,076)
            Accrued interest - related party debt                   26,974
                                                              ------------   ------------
          Net cash used in operating activities                (11,260,997)   (22,417,212)
                                                              ------------   ------------
Cash flows from investing activities:
   Acquisitions of marketable securities                          (210,736)   (14,042,569)
   Proceeds from sales and maturities of
      marketable securities                                      7,762,175     19,104,065
   Investment in Genomics Center                                (6,973,245)    (4,320,652)
   Return of investment in Genomics Center                       6,032,287      3,819,025
   Investment in property and equipment, net                      (461,519)    (1,486,036)
   Acquisition of intangible assets                               (550,845)      (486,717)
                                                              ------------   ------------
          Net cash provided by investing activities              5,598,117      2,587,116
                                                              ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of series B convertible
     preferred stock                                             5,747,000
   Proceeds from related party long-term debt                    1,800,988
   Repayment of borrowings                                      (1,391,426)    (1,358,470)
   Proceeds from sale/leaseback of equipment                       308,753      2,427,875
   Proceeds from the issuance of common stock, net
     of issuance costs                                                          9,226,060
   Proceeds from issuance of stock pursuant to stock
     option and purchase plans                                     151,446        192,285
                                                              ------------   ------------
          Net cash provided by financing activities              6,616,761     10,487,750
                                                              ------------   ------------
Net increase (decrease) in cash and equivalents                    953,881     (9,342,346)
Cash and equivalents, beginning of period                        6,501,648     13,858,910
                                                              ------------   ------------
Cash and equivalents, end of period                           $  7,455,529   $  4,516,564
                                                              ============   ============



       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  MANAGEMENT STATEMENT

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year (Note 9).

2.  MARKETABLE SECURITIES

    The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At September 30, 1999 and December 31, 1998, the Company's marketable securities consisted of the following:

                                      Aggregate    Amortized      Gross Unrealized
    1999                              Fair Value   Cost Basis     Gains      Losses
    ----                              ----------   ----------    --------  ---------

    Corporate debt securities         $   45,200   $   50,000              $ (4,800)
                                      ----------   ----------    --------  ---------
                      Total           $   45,200   $   50,000              $ (4,800)
                                      ==========   ==========    ========  ========
    1998
    ----
    U.S. Government obligations       $  583,720   $  603,222              $(19,502)
    Corporate debt securities          7,090,768    7,105,647    $  3,772   (18,651)
                                      ----------   ----------    --------  --------
                      Total           $7,674,488   $7,708,869    $  3,772  $(38,153)
                                      ==========   ==========    ========  ========


    Realized losses on sales of marketable securities amounted to $70,107 during the quarter ended September 30, 1999 and are classified with interest income, net in the statement of operations. The net unrealized loss of $4,800 is included in stockholders' equity as "accumulated other comprehensive loss".

    At September 30, 1999, cash equivalents amounting to $4,500,000 were pledged to secure the principal amounts of the Company's bank term note and capital lease obligation with its principal bank which aggregated $3,741,000
    (Note 5).

3.   ACCOUNTING POLICIES

     NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of shares outstanding during each period. The Company continues to be in a net loss position and, therefore, diluted earnings per share are the same amount as basic earnings per share. The stock options and warrants were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for all periods presented.

     RECLASSIFICATION

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

4.   HOECHST-ARIAD GENOMICS CENTER, LLC (NOTE 9)

     In March 1997, the Company entered into an agreement which established a 50/50 joint venture with Hoechst Marion Roussel, Inc. ("HMR") to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets (the "1997 HMR Genomics Agreement"). The joint venture, named the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), is located at the Company's research facilities in Cambridge, Massachusetts. Under the terms of the 1997 HMR Genomics Agreement, the Company and HMR agreed to commit $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to invest up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through September 30, 1999, the Company has invested $6,500,000 in leasehold improvements and equipment and funded $15,812,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of ARIAD series B convertible preferred stock over the five-year period, including an initial investment of $24,000,000, which was completed in March 1997 and a subsequent investment of $5,747,000 which was completed in January 1999. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR (Note 5).

     The Company also entered into agreements with the Genomics Center to provide research and administrative services (the "Services Agreements") to the Genomics Center on a cost reimbursement basis. ARIAD's costs of providing the research and administrative services to the Genomics Center are charged to research and development expense and general and administrative expense in the condensed consolidated financial statements. Under the Services Agreements, ARIAD bills the Genomics Center for 100% of its costs of providing the research and administrative services; however, because ARIAD is providing 50% of the funding of the Genomics Center, ARIAD recognizes as revenue only 50% of the billings to the Genomics Center. The remaining 50% is accounted for as a return of ARIAD's investment in the Genomics Center. Under the Services Agreements, the Company bills the Genomics Center in advance for the next quarter's projected services. At September 30, 1999, the balance sheet advance amount of $4,083,451 represents the projected amount for the fourth quarter of 1999. Revenue recognized pursuant to the Services Agreements amounted to $4,889,822 and $3,716,550 for the nine months ended September 30, 1999 and 1998, respectively. The Genomics Center had total assets of $6,007,000 and $3,966,000 at September 30, 1999 and December 31, 1998, respectively, and incurred net losses of $12,044,000 and $8,073,000 for the nine months ended September 30, 1999 and 1998, respectively.

     The major components of the Genomics Center's financial position and results of operations are as follows:

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1999          1998
                                                                            ------------   -----------

     Advance to ARIAD                                                       $ 4,083,000    $ 3,162,000
     Other assets                                                             1,924,000        804,000
                                                                            -----------    -----------
     Total assets                                                           $ 6,007,000    $ 3,966,000
                                                                            ===========    ===========
     Liabilities-due to ARIAD                                               $   204,000    $   333,000
     Other liabilities                                                          334,000         67,000
     Equity                                                                   5,469,000      3,566,000
                                                                            -----------    -----------
     Total liabilities and equity                                           $ 6,007,000    $ 3,966,000
                                                                            ===========    ===========

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------     --------------------------
                                                1999          1998             1999          1998
                                             -----------   -----------     ------------   -----------
     Revenues                                $        --   $        --     $         --   $        --
     Operating expenses:
     ARIAD services                            3,167,000     3,043,000        9,780,000     7,040,000
     Other                                       747,000       915,000        2,264,000     1,033,000
                                             -----------   -----------     ------------   -----------
     Net Loss                                $(3,914,000)  $(3,958,000)    $(12,044,000)  $(8,073,000)
                                             ===========   ===========     ============   ===========

     ARIAD's 50% share of net loss           $(1,957,000)  $(1,979,000)    $ (6,022,000)  $(4,037,000)
     Elimination of intercompany
          transactions                         1,580,000     1,819,000        4,880,000     3,813,000
                                             -----------   -----------     ------------   -----------
     ARIAD's equity in the net loss of
          Genomics Center                    $  (377,000)  $  (160,000)    $ (1,142,000)  $  (224,000)
                                             ===========   ===========     ============   ===========

5.   LONG-TERM DEBT

     As described in Note 4, the Company may fund certain capital commitments to the Genomics Center through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility bear interest at the ninety (90) day LIBOR rate plus 0.25% (5.78% at September 30, 1999) and are repayable by June 30, 2003 in cash or series B convertible preferred stock, at the Company's option.

     At September 30, 1999 loans from HMR, including accrued interest of $26,974, amounted to $1,827,962 (Note 9).

     At September 30, 1999 the Company had outstanding with its principal bank a five year term loan and a five year capital lease obligation in the aggregate amount of $3,741,000 which is collateralized by a pledge of $4,500,000 of cash equivalents.

     The Company has not been in compliance with certain financial covenants of the loan agreement relating to tangible net worth, ratio of debt to tangible net worth, working capital and current ratio. The Company has received a waiver from the bank through November 30, 1999 of various events of default relating to such non-compliance. While the Company has not received any notification of default, the Company may not be in compliance with such financial covenants and held in default under its loan agreement after November 30, 1999. If in default, the debt could be subject to future acceleration in the absence of refinancing, additional equity, additional covenant waivers or loan modifications. Accordingly, $3,741,000 payable to the bank at September 30, 1999 under existing long-term debt agreements has been classified as current portion of long-term debt.

6.   COMPREHENSIVE NET LOSS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. In accordance with SFAS No. 130, the comprehensive loss would include the net unrealized gain on marketable securities of $29,581 and $57,514 for the nine months ended September 30, 1999, and 1998 respectively, resulting in comprehensive losses for the periods of $17,046,468 and $19,261,296, respectively.

7.   ACCOUNTING CHANGE

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Cost of Start-Up Activities, which required that all organizational costs be expensed as incurred. The Company adopted this SOP effective January 1, 1999 and recorded charges of $364,000 as a cumulative effect of change in accounting principle.

8.   NEW ACCOUNTING PRONOUNCEMENT

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

9.   SUBSEQUENT EVENTS

     Planned Sale of Genomics Center

     On October 12, 1999, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with HMR, pursuant to which HMR confirmed its intention to purchase the Company's 50% ownership interest (the "ARIAD Interest") in the Genomics Center. Under the terms outlined in the Letter of Intent, the Company shall receive the following consideration from HMR for the ARIAD Interest: (i) $40 million in cash, of which $5 million was advanced to the Company as a down payment, (ii) the return of 3,004,436 shares of series B convertible preferred stock, (iii) the forgiveness by HMR of all long-term debt, including accrued interest, which as of September 30, 1999 was approximately $1,828,000, and (iv) the rights to compounds and related technologies resulting from a collaboration on the development of Src tyrosine kinase inhibitors to treat osteoporosis. The purchase and sale of the ARIAD Interest is subject to the negotiation and execution of definitive documentation and the satisfaction of closing conditions, including approval under the Hart-Scott-Rodino Anti-Trust Improvement Act of 1976.

     Repurchase of Series C Preferred Stock

     On October 28, 1999, the Company announced that it had entered into an agreement with Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. (individually, a "Fund", and collectively, the "Funds") to repurchase (the "Repurchase") an aggregate of 2,000 shares of series C convertible preferred stock (the "Series C Stock") held by the Funds and other rights for an aggregate purchase price of $3,250,000, subject to adjustment under certain circumstances. The closing of the Repurchase is presently expected to occur on or before December 31, 1999, subject to the satisfaction of closing conditions. In connection with the Repurchase, each of the Funds have agreed to forbear during the time prior to the closing from exercising certain of their rights arising under the Securities Purchase Agreement dated November 9, 1998 (the "Securities Purchase Agreement"), the Registration Rights Agreement dated November 9, 1998, and the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (the "Certificate of Designations"), including without limitation: (i) the right to convert or redeem any shares of Series C Stock, (ii) the right to receive dividends, (iii) the right to purchase additional shares of Series C Stock from the Company, and (iv) the right to participate, through a right of first refusal, in certain future financings of the Company.

     Litigation

     On October 28, 1999, the Company announced that on October 26, 1999 it filed an action against both HFTP Investments, LLC ("HFTP"), an affiliate of Promethean Investment Group, LLC ("Promethean"), and Promethean in the United States District Court for the Southern District of New York entitled ARIAD PHARMACEUTICALS, INC. V. PROMETHEAN INVESTMENT GROUP, LLC AND HFTP INVESTMENTS, LLC, C.A. No. 99-Civ-10794, alleging (i) violations of the federal securities laws by Promethean and HFTP, including insider trading and stock manipulation through short sales of the Company's common stock,
     (ii) breach of contract, and (iii) breach of the covenant of good faith and fair dealing. At the time that the action was filed, the Company was in negotiations to repurchase 3,000 shares of Series C Stock held by HFTP. The Company is seeking an order enjoining Promethean and HFTP from further trading in the Company's common stock and damages in an amount to be determined at trial. Also on October 26, 1999, HFTP filed an action against the Company in the Chancery Court of the State of Delaware entitled HFTP INVESTMENTS, LLC V. ARIAD PHARMACEUTICALS, INC., C.A. No. 17501NC, principally alleging breach of contract by the Company for failure to recognize and effectuate the conversion by HFTP of 612 shares of Series C Stock into 1,078,038 shares of the Company's common stock. HFTP is seeking an order requiring the issuance of such shares and unspecified damages.

     On November 1, 1999, HFTP filed a motion to amend and supplement its complaint to include an allegation of breach of contract for the anticipated failure by the Company to honor a right of redemption that HFTP attempted to exercise on November 1, 1999 with respect to 650 shares of Series C Stock. HFTP also alleges that Company will refuse to honor any additional redemptions of Series C Stock attempted by HFTP. Based on these new allegations, HFTP seeks damages in the amount of $2,403,256.50 for the redemption right that it has attempted to exercise, plus additional amounts for any redemptions that are refused by Company in the future. Thereafter, HFTP attempted to exercise its right of redemption with respect to 170 shares of Series C Stock on November 2, 1999, with respect to 1,474 shares of Series C Stock on November 3, 1999 and with respect to its remaining 94 shares of Series C Stock on November 4, 1999, demanding a total cash payment of $6,644,724.13 with respect thereto. The Company has not converted or redeemed any shares of its outstanding convertible preferred stock held by HFTP and has filed a motion to dismiss or stay the action filed by HFTP in the Chancery Court of the State of Delaware.

     On November 8, 1999, the Company amended its complaint against HFTP and Promethean in the action pending before the United States District Court for the Southern District of New York, principally seeking (i) to enjoin Promethean and HFTP from further artificially manipulating the price of ARIAD common stock and trading in ARIAD common stock on the basis of material non-public information, (ii) to rescind the purchase by HFTP of the 3,000 shares of Series C Stock, (iii) to obtain a judicial determination that Promethean and HFTP have breached, and that the Company has complied with, the Securities Purchase Agreement and the Certificate of Designations, and (iv) to obtain a judicial declaration that HFTP is not entitled to convert or redeem any shares of Series C Stock under the Securities Purchase Agreement and the Certificate of Designations.

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

     The Company has agreed to sell to HMR its 50% interest in the Genomics Center and expects to complete the sale prior to December 31, 1999 (see
     Note 9 of Notes to Condensed Consolidated Financial Statements).

     Since its inception in 1991, the Company has devoted substantially all of its resources to its research and development programs. The Company receives no revenue from the sale of pharmaceutical products and substantially all revenue to date has been received in connection with the Company's research collaborations. The Company has not been profitable since inception and expects to incur continuing but decreasing operating losses for the foreseeable future, primarily due to the planned sale of its 50% interest in the Genomics Center. The services the Company provides to the Genomics Center pursuant to certain research and administrative services agreements (the "Services Agreements"), which services are accounted for on a cost reimbursement basis, will terminate upon completion of the sale of the Company's 50% ownership interest in the Genomics Center to HMR. If the sale is not completed, operating losses would be expected to increase. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1999, the Company had an accumulated deficit of $109,844,000.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE

     The Company recognized research revenue of $2,583,000 for the quarter ended September 30, 1999 compared to $3,659,000 for the same period in 1998. Research revenue in 1999 is comprised principally of research revenue recognized under the Company's 1995 collaborative research and development agreement with HMR (the "1995 HMR Osteoporosis Agreement") and under the Company's 1997 agreement with HMR to pursue functional genomics (the "1997 HMR Genomics Agreement"). The decrease in research revenue of $1,076,000 for the quarter ended September 30, 1999 when compared to the corresponding period in 1998 is principally the result of a decrease of $833,000 in the amortization of deferred revenue recognized in the prior year under the 1995 HMR Osteoporosis Agreement and a slight decrease in the services provided to the Genomics Center under the Services Agreements.

     Interest income, net decreased by $203,000 to $18,000 for the quarter ended September 30, 1999 compared to $221,000 for the same period in 1998 primarily as a result of lower levels of funds invested during the 1999 period and a realized loss of $70,000 on the sale of marketable securities recorded in the period.

     OPERATING EXPENSES

     Research and development expenses decreased to $6,813,000 for the quarter ended September 30, 1999 compared to $10,502,000 for the same period in 1998 due primarily to the higher level of manufacturing, development and other preclinical development costs incurred in the prior period in connection with the clinical trials of AP1903 and decreased research services provided to the Genomics Center under the Services Agreements in the current period. The Company believes that its research and development expenses will decrease over the next year as a result of the expected sale of the Company's 50% ownership interest in the Genomics Center. If such sale is not completed, the Company would expect research and development expenses to increase over the next year.

     General and administrative expenses increased to $950,000 for the quarter ended September 30, 1999 compared to $630,000 for the corresponding period in 1998 primarily due to increased professional and legal expenses incurred in connection with litigation, the proposed sale of the Company's 50% interest in the Genomics Center as well as a private placement offering that was subsequently canceled.

     The Company incurred interest expense of $189,000 for the quarter ended September 30, 1999 compared to $116,000 for the corresponding period in 1998. The increase resulted from a higher level of long-term debt outstanding during the period.

     OPERATING RESULTS

     The Company incurred losses of $5,727,000 for the quarter ended September 30, 1999 and $7,527,000 for the corresponding period in 1998, or $(.26) and $(.34) per share, respectively. The Company expects that substantial operating losses will continue for several more years, but are expected to decrease over the next year as a result of the pending sale of the Company's 50% ownership interest in the Genomics Center. If such sale were not completed, the Company would expect operating losses to increase over the next year as its product development activities expand and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUE

     The Company recognized research revenue of $9,890,000 for the nine months ended September 30, 1999 compared to $9,733,000 for the same period in 1998. The increase in research revenue of $157,000 for the nine months ended September 30, 1999 when compared to the corresponding period in 1998 is a result of increased services provided to the Genomics Center under the

     Services Agreements, and the achievement of the second milestone of $2,000,000 under the 1995 HMR Osteoporosis Agreement partially offset by a reduction of $2,500,000 in the amortization of deferred revenue recognized in the prior year relating to this agreement. Research revenue is expected to decrease over the next year resulting from the termination of the Services Agreement with the Genomics Center, as a result of the aforementioned planned sale of the Company's 50% interest in the Genomics Center.

     Interest income, net decreased by $495,000 to $335,000 for the nine months ended September 30, 1999 compared to $830,000 for the same period in 1998 primarily as a result of lower levels of funds invested during 1999 and a realized loss on the sale of marketable securities of $70,000 recorded in the period.

     OPERATING EXPENSES

     Research and development expenses decreased to $22,784,000 for the nine months ended September 30, 1999 compared to $27,164,000 for the same period in 1998 due primarily to decreased manufacturing, development and other preclinical development costs offset by increased research services provided to the Genomics Center under the Services Agreements. In addition, the Company adopted Statement of Position ("SOP") 98-5, Reporting the Cost of Start-Up Activities, effective January 1, 1999 and recorded charges of $364,000 as a cumulative effect of change in accounting principle.

     The Company expects its research and development expenses to decrease over the next year as a result of the completion of the planned sale of the Company's 50% ownership interest in the Genomics Center. If such sale is not completed, the Company would expect research and development expenses to increase over the next year.

     General and administrative expenses increased to $2,564,000 for the nine months ended September 30, 1999 compared to $2,006,000 for the corresponding period in 1998 primarily due to increased professional and legal services incurred in connection with litigation, the proposed sale of the Company's 50% interest in the Genomics Center as well as a private placement offering that was subsequently canceled.

     The Company incurred interest expense of $386,000 for the nine months ended September 30, 1999 compared to $374,000 for the corresponding period in 1998. The increase resulted from a higher level of long-term debt outstanding during 1998.

     OPERATING RESULTS

     The Company incurred losses, before the cumulative effect of change in accounting principle, of $16,652,000 for the nine months ended September 30, 1999 and $19,204,000 for the corresponding period in 1998 or $(.76) and $(.93) per share, respectively. After such cumulative effect, the Company incurred losses of $17,017,000 for the nine months ended September 30, 1999 and $19,204,000 for the corresponding period in 1998, or $(.78) and $(.93) per share, respectively. The Company expects that substantial operating losses will continue for several more years, but are expected to decrease over the next year as a result of the aforementioned planned sale of its interest in the Genomics Center. However, operating losses may subsequently increase as the Company's product development activities expand and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and investments in property and equipment primarily through the private placement and public offering of its securities, including the sale of Series B Convertible Preferred Stock ("Series B Preferred Stock") to HMR in March 1997 and in January 1999 in connection with the formation and operation of the Genomics Center, supplemented by the issuance of long-term debt, sale/leaseback and capital lease transactions, interest income, government-sponsored research grants and research revenue under the 1995 HMR Osteoporosis Agreement, the 1997 HMR Genomics Agreement and the Services Agreements.

     At September 30, 1999, the Company had cash, cash equivalents and marketable securities totaling $7,501,000, and a working capital deficiency of $5,661,000 compared to cash, cash equivalents and marketable securities totaling $14,176,000 and working capital amounting to $5,806,000 at December 31, 1998.

     On October 12, 1999, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with HMR, pursuant to which HMR confirmed its intention to purchase the Company's 50% ownership interest (the "ARIAD Interest") in the Genomics Center. Under the terms outlined in the Letter of Intent, the Company shall receive the following consideration from HMR for the ARIAD Interest: (i) $40 million in cash, of which $5 million was advanced to the Company as a down payment, (ii) the return of 3,004,436 shares of Series B convertible preferred stock, (iii) the forgiveness by HMR of all long-term debt, including accrued interest, which as of September 30, 1999 was approximately $1,828,000, and (iv) the rights to compounds and related technologies resulting from a collaboration on the development of Src tyrosine kinase inhibitors to treat osteoporosis. The purchase and sale of the ARIAD Interest is subject to the negotiation and execution of definitive documentation and the satisfaction of closing conditions, including approval under the Hart-Scott-Rodino Anti-Trust Improvement Act of 1976.

     The Company has not been in compliance with certain financial covenants of its loan agreement with its principal bank relating to tangible net worth, ratio of debt to tangible net worth, working capital and current ratio. The Company has received a waiver from the bank through November 30, 1999 of various events of default relating to such non-compliance. While the Company has not received any notification of default, the Company may not be in compliance with such financial covenants and held in default under its loan agreement after November 30, 1999. If in default, the debt could be subject to future acceleration in the absence of refinancing, additional equity, additional covenant waivers or loan modifications.

     The Company believes that its existing capital resources, combined with funds resulting from the planned sale of its 50% interest in the Genomics Center to HMR, plus interest income will be adequate to satisfy its capital and operating requirements through 2001. However, if the pending sale is not completed, the Company believes that its existing capital resources, including the $5,000,000 in advanced funds received in connection with the pending sale of the Genomics Center, combined with funds resulting from existing planned research and development funding and other sources of funding, including additional purchases by HMR of the Company's Series B Preferred Stock and supplemental capital loans from HMR will be adequate to satisfy its capital and operating requirements substantially through the first quarter of 2000, excluding any amounts which may be due to the Series C Investors (see Note 9 of Notes to Financial Statements). However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds.

     The primary uses of cash during the nine months ended September 30, 1999 were $11,261,000 to finance the Company's operations and working capital requirements, $461,000 to purchase laboratory equipment, $1,391,000 to repay long-term debt, $941,000 for net investment in the Genomics Center and $551,000 to acquire intellectual property. The primary sources of cash during the nine months ended September 30, 1999 were $5,000,000 of research funding from the 1995 HMR Osteoporosis Agreement, including $2,000,000 received upon the achievement of the second research milestone under such agreement, $921,000 in advances from the Genomics Center, $309,000 from the sale/leaseback of laboratory equipment, $7,762,000 of net proceeds from the sale and maturity of marketable securities, $5,747,000 from the sale of Series B Convertible Preferred Stock to HMR and $1,801,000 of proceeds from related party debt.

     In March 1997, the Company entered into a 50/50 joint venture with HMR to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets. The Company and HMR agreed to commit up to $85,000,000 to the establishment of the Genomics Center and its first five years of operation. The Company and HMR agreed to jointly fund $78,500,000 of operating and related costs, and ARIAD agreed to fund up to $6,500,000 in leasehold improvements and equipment for use by ARIAD in conducting research on behalf of the Genomics Center. From the formation of the Genomics Center through September 30, 1999, the Company invested $6,500,000 in leasehold improvements and equipment and funded $15,812,000 in operating and related costs. HMR committed to provide ARIAD with capital adequate to fund ARIAD's share of such costs through the purchase of up to $49,000,000 of Series B Preferred Stock over the five-year period, including an initial investment of $24,000,000 and a subsequent investment of $5,747,000, each of which is discussed below. The Company also entered into the Services Agreements with the Genomics Center to provide research and administrative services to the Genomics Center on a cost reimbursement basis.

     Pursuant to the 1997 HMR Genomics Agreement, on March 18, 1997, HMR purchased 2,526,316 shares of the Company's Series B Preferred Stock for $24,000,000. During the period from 1999 to 2002, to fund its commitment to the Genomics Center, the Company may, at its option, require HMR to make additional purchases of up to $25,000,000 of Series B preferred stock at purchase prices based on a premium to the market price of the common stock at the time of each subsequent purchase (unless the market price of the common stock exceeds a predetermined ceiling, in which case the purchase price will be equal to the market price). On January 5, 1999, HMR purchased 478,120 shares of Series B Preferred Stock for $5,747,000 representing the amount of the subsequent purchase available to ARIAD for 1999 under the agreement. Subsequent commitments by HMR to purchase Series B Preferred Stock are $8,536,000 and $8,691,000 for each of the years ended December 31, 2000 and 2001, respectively, and $2,026,000 for the three months ended March 31, 2002. Should ARIAD and HMR determine that the Genomics Center requires funds in excess of those committed, ARIAD may fund its share of the excess through a loan facility made available by HMR. Funds borrowed by ARIAD pursuant to such loan facility will bear interest at the ninety (90) day LIBOR rate plus 0.25% and are repayable by September 30, 2003 in cash or series B convertible preferred stock, at the Company's option. At September 30, 1999 loans from HMR including accrued interest of $26,974, amounted to $1,827,962 (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

     In November 1995, the Company entered into an agreement with HMR to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. Under the terms of the 1995 HMR Osteoporosis Agreement, HMR made an initial cash payment to the Company of $10,000,000, agreed to provide research funding in equal quarterly amounts of $1,000,000 up to an aggregate of $20,000,000 over a five-year period and agreed to provide an aggregate of up to $10,000,000 upon the attainment of certain research milestones, including a payment of $2,000,000 which was received on February 23, 1999 following the achievement of the second milestone. In addition, HMR has established a dedicated research group to collaborate with the Company on the discovery of osteoporosis drugs and has agreed to fund all of the preclinical and clinical development costs for products that emerge from the collaboration. The 1995 HMR Osteoporosis Agreement further provides for the payment of royalties to the Company based on product sales. To date, revenue recognized under the 1995 HMR Osteoporosis Agreement has amounted to $30,390,000.

     The Company has substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. Such fixed commitments currently aggregate in excess of $12,000,000 per year and will decrease substantially upon the completion of the pending sale of its interest in the Genomics Center to HMR. The Company will require substantial additional funding for its research and product development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory clearances and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to the Company.

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

     The Company's plan to address year 2000 issues consists of three phases:
     (1) assessment, (2) testing and implementation, and (3) contingency planning. The Company has completed the assessment phase of its information technology infrastructure, hardware and software. During this assesment phase, the Company identified all year 2000 risk areas and assigned each item a category of risk as follows:

          - Significant - Has a significant impact on the Company's financial position or results of operations

          - Moderate - Has a moderate impact on productivity but does not materially impact the Company's financial position or results of operations

          - Minimal - Has a minor impact on productivity and the Company's financial position or results of operations.

     The second phase of testing and implementation involves fixing or replacing systems developed internally by the Company and externally by third party vendors. Internally, this phase is substantially completed and the Company believes that, with modifications to existing software and conversions to new software and systems, the year 2000 issue will not pose any material operational problems for its computer or other information systems. If required, the Company will utilize additional internal and external resources to reprogram, replace and test the software and systems for year 2000 modifications. Externally, the second phase is ongoing as the Company continues to solicit and, where feasible, obtain certification of year 2000 compliance from third-party software vendors and continues to determine the readiness of its significant suppliers. The Company is working with external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, interact with the Company's hardware and software infrastructure in preparation for the year 2000. This testing and implementation phase is substantially completed.

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

     Monitoring and managing the year 2000 issues will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party vendors for product enhancements, costs involved in testing hardware and software products for year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical products which are not compliant. The Company estimates the total cost for upgrading its computer systems, hardware and software is not likely to exceed $200,000. Indirect costs will principally consist of the time devoted by its employees and consultants in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the year 2000 issue will be charged to earnings as incurred.

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

     SECURITIES LITIGATION REFORM ACT

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, particularly regarding the pending sale of its 50% interest in the Genomics Center under the terms described above, if at all, as well as the risks and uncertainties regarding the receipt of revenues under the Company's 1995 HMR Osteoporosis Agreement and the Services Agreements, the actual research and development expenses and other costs associated with the Genomics Center, the success of the Company's preclinical studies, the ability of the Company to succesfully complete clinical studies, the adequacy of the Company's capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

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

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's marketable securities consist of corporate debt primarily with maturities of one year or less, but generally less than six months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity (accumulated other comprehensive loss). Gains and losses on investment security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. These investments are sensitive to interest rate risk. The Company believes that the effect, if any, of reasonable possible near-term changes in the interest rates on its financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

     At September 30, 1999, the Company has a bank term note at prime plus 1%, a government sponsored term note at prime plus 2.75% and a subordinated note at LIBOR (90) day plus 0.25%. These notes are sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate and LIBOR rate, the Company would incur approximately $56,000 of additional interest expense per year.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 28, 1999, the Company announced that on October 26, 1999 it filed an action against both HFTP Investments, LLC ("HFTP"), an affiliate of Promethean Investment Group, LLC ("Promethean"), and Promethean in the United States District Court for the Southern District of New York entitled ARIAD PHARMACEUTICALS, INC. V. PROMETHEAN INVESTMENT GROUP, LLC AND HFTP INVESTMENTS, LLC, C.A. No. 99-Civ-10794, alleging (i) violations of the federal securities laws by Promethean and HFTP, including insider trading and stock manipulation through short sales of the Company's common stock, (ii) breach of contract, and
(iii) breach of the covenant of good faith and fair dealing. At the time that the action was filed, the Company was in negotiations to repurchase 3,000 shares of Series C Stock held by HFTP. The Company is seeking an order enjoining Promethean and HFTP from further trading in the Company's common stock and damages in an amount to be determined at trial. Also on October 26, 1999, HFTP filed an action against the Company in the Chancery Court of the State of Delaware entitled HFTP INVESTMENTS, LLC V. ARIAD PHARMACEUTICALS, INC., C.A. No. 17501NC, principally alleging breach of contract by the Company for failure to recognize and effectuate the conversion by HFTP of 612 shares of Series C Stock into 1,078,038 shares of the Company's common stock. HFTP is seeking an order requiring the issuance of such shares and unspecified damages.

On November 1, 1999, HFTP filed a motion to amend and supplement its complaint to include an allegation of breach of contract for the anticipated failure by the Company to honor a right of redemption that HFTP attempted to exercise on November 1, 1999 with respect to 650 shares of Series C Stock. HFTP also alleges that Company will refuse to honor any additional redemptions of Series C Stock attempted by HFTP. Based on these new allegations, HFTP seeks damages in the amount of $2,403,256.50 for the redemption right that it has attempted to exercise, plus additional amounts for any redemptions that are refused by Company in the future. Thereafter, HFTP attempted to exercise its right of redemption with respect to 170 shares of Series C Stock on November 2, 1999, with respect to 1,474 shares of Series C Stock on November 3, 1999 and with respect to its remaining 94 shares of Series C Stock on November 4, 1999, demanding a total cash payment of $6,644,724.13 with respect thereto. The Company has not converted or redeemed any shares of its outstanding preferred stock held by HFTP and has filed a motion to dismiss or stay the action filed by HFTP in the Chancery Court of the State of Delaware.

On November 8, 1999, the Company amended its complaint against HFTP and Promethean in the action pending before the United States District Court for the Southern District of New York, principally seeking (i) to enjoin Promethean and HFTP from further artificially manipulating the price of ARIAD common stock and trading in ARIAD common stock on the basis of material non-public information,
(ii) to rescind the purchase by HFTP of the 3,000 shares of Series C Stock,
(iii) to obtain a judicial determination that Promethean and HFTP have breached, and that the Company has complied with, the Securities Purchase Agreement and the Certificate of Designations, and (iv) to obtain a judicial declaration that HFTP is not entitled to convert or redeem any shares of Series C Stock under the Securities Purchase Agreement and the Certificate of Designations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   (1)   Securities sold. (D) On September 21, 1999 the Company issued an aggregate of 10,750 options (the "Options") to purchase 10,750 shares of Common Stock.

      (2) Underwriters and other purchasers. No underwriters were involved in any of the transactions. (D) The Company issued the Options to seven employees pursuant to the terms of the Company's 1991 Stock Option Plan for Employees and Consultants.

      (3) Consideration. (D) The Options were issued in exchange for services to be rendered.

      (4) Exemption from registration claimed. All of the Options were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because none of the transactions involved any public offering by the Company.

      (5) Terms of conversion or exercise. (D) The Options vest equally over a period of 4 years and are exercisable at a price of $.81 per share until September 21, 2009.

      (6)   Use of Proceeds. Not applicable.

(d)   Not applicable.

ITEM 5.  OTHER INFORMATION

         Effective on September 22, 1999, Joan S. Brugge, Ph.D. resigned as a director of the Company to pursue her research, administration and consulting commitments arising from her affiliation with the Harvard Medical School.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed herewith:

         Exhibit No.            Description
         -----------            -----------

         27                Financial Data Schedule.

         (b)               Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the period covered by this report.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ARIAD Pharmaceuticals, Inc.
                                           (Company)


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


Date: November 15, 1999

                                  EXHIBIT INDEX


     EXHIBIT NO.                  DESCRIPTION

        27                   FINANCIAL DATA SCHEDULE