Form 10-Q
period 2000-03-31
ARIAD PHARMACEUTICALS INC
filed 2000-05-11
CIK 884731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                              YES __X__    NO _____

The number of shares of the Registrant's common stock outstanding as of May 5, 2000 was 25,989,854.

                           ARIAD PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS

PART  I. FINANCIAL INFORMATION                                                                        PAGE NO.
------------------------------                                                                        --------

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets - March 31, 2000
                  and December 31, 1999-------------------------------------------------------------------1

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999----------------------------------------------2

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999----------------------------------------------3

                  Notes to Unaudited Condensed Consolidated Financial Statements--------------------------4


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-----------------------------------------------------6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK------------------------------9

PART II. OTHER INFORMATION
--------------------------

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS-----------------------------------------------10

ITEM 5.           OTHER INFORMATION ----------------------------------------------------------------------10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K--------------------------------------------------------11

PART I.           FINANCIAL INFORMATION

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                       MARCH 31,              DECEMBER 31,
                                                                                         2000                     1999
                                                                                       ---------              ------------
    Current assets:
       Cash and cash equivalents                                                     $  25,089,521           $  28,319,870
       Inventory and other current assets                                                2,575,542               1,608,695
                                                                                     -------------           -------------
         Total current assets                                                           27,665,063              29,928,565
                                                                                     -------------           -------------
    Property and equipment:
       Leasehold improvements                                                           12,573,570              12,566,650
       Equipment and furniture                                                           4,431,341               4,413,453
                                                                                     -------------           -------------
         Total                                                                          17,004,911              16,980,103
       Less accumulated depreciation and amortization                                   13,936,786              13,645,750
                                                                                     -------------           -------------
         Property and equipment, net                                                     3,068,125               3,334,353
                                                                                     -------------           -------------
    Intangible and other assets, net                                                     4,177,314              10,973,095
                                                                                     -------------           -------------
    Total                                                                            $  34,910,502           $  44,236,013
                                                                                     =============           =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                                             $   1,200,000           $   1,200,000
       Accounts payable                                                                    800,963               2,276,447
       Accrued liabilities                                                               2,309,647               3,695,972
       Advance from Genomics Center                                                         25,707                  25,707
                                                                                     -------------           -------------
         Total current liabilities                                                       4,336,317               7,198,126
                                                                                     -------------           -------------
    Long-term debt                                                                       1,600,000               1,900,000
                                                                                     -------------           -------------
    Redeemable convertible preferred stock                                                                       8,070,415
                                                                                                             -------------
    Commitments and contingent liabilities

    Stockholders' equity:
       Common stock, $.001 par value; authorized, 60,000,000 shares;
         issued and outstanding, 24,549,394 shares in 2000 and
         22,031,888 shares in 1999                                                          24,549                  22,032
       Additional paid-in capital                                                      107,355,187             101,928,618
       Accumulated deficit                                                             (78,405,551)            (74,883,178)
                                                                                     -------------           -------------
         Stockholders' equity                                                           28,974,185              27,067,472
                                                                                     -------------           -------------
    Total                                                                            $  34,910,502           $  44,236,013
                                                                                     =============           =============

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                       -----------------------------------
                                                            2000                  1999
                                                            ----                  ----

Revenue:
         Research revenue                              $    108,124           $  4,582,897
         Interest income                                    306,935                172,891
                                                       ------------           ------------
                  Total revenue                             415,059              4,755,788
                                                       ------------           ------------
Operating expenses:
         Research and development                         2,898,648              8,510,816
         General and administrative                         977,119                730,247
         Interest expense                                    61,665                105,781
                                                       ------------           ------------
                  Total operating expenses                3,937,432              9,346,844
Equity in net loss of Genomics Center                                              338,039
                                                       ------------           ------------
Net loss                                                 (3,522,373)            (4,929,095)
                                                       ------------           ------------

Accretion cost attributable to redeemable
         convertible preferred stock                                                61,644
                                                       ------------           ------------
Net loss attributable to common stockholders           $ (3,522,373)          $ (4,990,739)
                                                       ============           ============
Net loss per common share (basic and diluted)          $       (.15)          $       (.23)
                                                       ============           ============
Weighted average number of shares
         of common stock outstanding                     23,722,439             21,963,809

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  -----------------------------------
                                                                                       2000                   1999
                                                                                       ----                   ----
Cash flows from operating activities:
         Net loss                                                                 $ (3,522,373)          $ (4,929,095)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                        386,287              1,096,830
                  Stock-based compensation                                              20,174                 18,346
                  Increase (decrease) from:
                    Inventory and other                                               (966,847)               229,901
                    Due from Genomics Center                                                                  (61,830)
                    Other assets                                                        (6,136)               117,110
                    Accounts payable                                                (1,475,484)                32,280
                    Accrued liabilities                                             (1,386,325)               387,242
                    Advance from Genomics Center                                                              458,628
                                                                                  ------------           ------------
                           Net cash used in operating activities                    (6,950,704)            (2,650,588)
                                                                                  ------------           ------------
Cash flows from investing activities:
         Investment in property and equipment, net                                     (24,808)              (188,377)
         Acquisition of intangible assets                                             (218,334)              (184,229)
         Proceeds from sales and maturities of marketable securities                                        1,044,000
         Investment in Genomics Center                                                                     (2,655,369)
         Return of investment in Genomics Center                                                            1,920,936
                                                                                  ------------           ------------
                           Net cash used in investing activities                      (243,142)               (63,039)
                                                                                  ------------           ------------
Cash flows from financing activities:
         Proceeds from issuance of series B preferred stock                                                 5,747,000
         Repayment of borrowings                                                      (300,000)              (460,948)
         Proceeds from sale/leaseback of equipment                                                             75,404
         Proceeds from exercise of warrants                                            921,388
         Proceeds from issuance of stock pursuant to stock option and
          purchase plans                                                             3,342,109                121,913
                                                                                  ------------           ------------
                           Net cash provided by financing activities                 3,963,497              5,483,369
                                                                                  ------------           ------------
Net (decrease) increase in cash and equivalents                                     (3,230,349)             2,769,742
Cash and equivalents, beginning of period                                           28,319,870              6,501,648
                                                                                  ------------           ------------
Cash and equivalents, end of period                                               $ 25,089,521           $  9,271,390
                                                                                  ============           ============

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which includes consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORY

     Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $1,058,000 and $1,182,000 at March 31, 2000 and December 31, 1999,
     respectively.

3.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of purchased patents, patent applications, and deposits. The balance at December 31, 1999 also includes $6,925,000 of cash subsequently expended on January 14, 2000 to repurchase series C redeemable convertible preferred stock (Note 7).

4.   LONG-TERM DEBT

     At March 31, 2000, the Company had outstanding with its principal bank a five-year term loan in the amount of $2,800,000 maturing July 1, 2002. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities under the bank term note, and in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

5.   NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same.

6.   HOECHST-ARIAD GENOMICS CENTER, LLC

     From November 1995 through December 1999, substantially all of the Company's research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc.("Aventis") (formerly known as Hoechst Marion Roussel, Inc.), and its affiliates.

     In November 1995, the Company entered into an agreement with Hoechst Marion Roussel, S.A. to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases, one of the Company's signal transduction inhibitor programs. In March 1997, the Company entered into an agreement, which established a 50/50 joint venture, called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), with Aventis to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets.

     On December 31, 1999, the Company completed the sale of its 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, 3,004,436 shares of ARIAD series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt owed to Aventis, drug candidates and related technologies resulting from a November 1995 Osteoporosis collaboration agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. The Company recorded a net gain on the sale of $46,440,000 in 1999. As a result of this sale, the revenue generated from the relationship with Aventis will not recur, and the Company expects to realize a reduction of revenue in fiscal 2000 of approximately $12,500,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

7.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 14, 2000, the Company completed the repurchase of the remaining 3,000 shares of its series C redeemable convertible preferred stock for an aggregate consideration of $6,925,000 plus 1,078,038 shares of common stock. (Note 3).

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard, as amended, on January 1, 2001, as required.

9.   SUBSEQUENT EVENT

     Subsequent to March 31, 2000 and through the April 26, 2000 expiration date, the Company received additional funds aggregating $10.9 million from the exercise of approximately 1.3 million of its publicly traded Warrants. The Warrants, exercisable one for one, with an exercise price of $8.40 per share, had been called for redemption effective April 27, 2000.

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

     AVENTIS RELATIONSHIP

     From November 1995 through December 1999, substantially all of our research revenue and the majority of our research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. ("Aventis") (formerly known as Hoechst Marion Roussel, Inc.), and its affiliates.

     In November 1995, we entered into an agreement with Hoechst Marion Roussel, S.A. to collaborate on the discovery and development of drugs to treat osteoporosis and related bone diseases (the "1995 Osteoporosis Agreement"), one of our signal transduction inhibitor programs. In March 1997, we entered into an agreement with Aventis to establish a 50/50 joint venture, called the Hoechst-ARIAD Genomics Center, LLC (the "Genomics Center"), to pursue functional genomics with the goal of identifying genes that encode novel therapeutic proteins and small-molecule drug targets.

     On December 31, 1999, we completed the sale of our 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, 3,004,436 shares of our series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt we owed to Aventis, drug candidates and related technologies resulting from the 1995 Osteoporosis Agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. We recorded a net gain on the sale of $46,440,000 in 1999. As a result of this sale, the revenue generated in our relationship with Aventis will not recur, and we expect to realize a reduction of revenue from this relationship in the year 2000 of approximately $12,500,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

GENERAL

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our relationship with Aventis. Except for the gain on the sale of the Genomics Center in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs and manufacturing and clinical development. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2000, we had an accumulated deficit of $78,406,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

REVENUE

We recognized research revenue of $108,000 for the quarter ended March 31, 2000 compared to $4,583,000 for the same period in 1999. Research revenue in 2000 is comprised principally of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center. The decrease in research revenue for the quarter ending March 31, 2000, when compared to the corresponding period in 1999 is due to the termination of research services provided to the Genomics Center and the termination of research revenue associated with the 1995 Osteoporosis Agreement. Research revenue in 1999 is comprised principally of research revenue recognized under the 1995 Osteoporosis Agreement and research services provided to the Genomics Center. As a result of the sale of the Genomics Center, we expect to realize a reduction in research revenue from our relationship with Aventis of approximately $12,500,000 for year 2000.

Interest income increased by $134,000 to $307,000 for the quarter ended March 31, 2000 compared to $173,000 for the same period in 1999 primarily as a result of higher levels of funds invested during the current period.

OPERATING EXPENSES

Research and development expenses decreased to $2,899,000 for the quarter ended March 31, 2000 compared to $8,511,000 for the same period in 1999 due primarily to the termination of research services provided to the Genomics Center as well as a lower level of manufacturing, development and other preclinical and clinical development costs incurred when compared to the prior period. We expect our research and development expenses associated with the Genomics Center to decrease by approximately $16,700,000 as compared to 1999 as a result of the termination of research services provided to the Genomics Center.

General and administrative expenses increased to $977,000 for the quarter ended March 31, 2000 compared to $730,000 for the corresponding period in 1999 primarily due to increased professional and legal expenses incurred in connection with the repurchase and retirement of the remaining outstanding series C redeemable convertible preferred stock.

We incurred interest expense of $62,000 for the quarter ended March 31, 2000 compared to $106,000 for the corresponding period in 1999. The decrease resulted from a lower level of long-term debt during the current period.

OPERATING RESULTS

We incurred losses of $3,522,000 for the quarter ended March 31, 2000 and $4,929,000 for the corresponding period in 1999, or $.15 and $.23 per share, respectively. We expect that substantial operating losses will continue for several more years but will decrease over the next year as a result of the sale of our interest in the Genomics Center. However, operating losses are expected to subsequently increase as our product development activities expand and are likely to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and investments primarily through the private placement and public offering of our securities, including the sale of series C redeemable convertible preferred stock to investors and the sale of series B convertible preferred stock to Aventis, supplemented by the issuance of long-term debt, operating and capital lease transactions, interest income, government-sponsored research grants, research revenue under the 1995 Osteoporosis Agreement, research revenue under the terms of our services agreements with the Genomics Center and, in December 1999, the sale to Aventis of our 50% interest in the Genomics Center.

At March 31, 2000, we had cash and cash equivalents totaling $25,090,000 and working capital of $23,329,000 compared to cash and cash equivalents totaling $28,320,000 and working capital of $22,730,000 at December 31, 1999. Subsequent to March 31, 2000 and through the April 26, 2000 expiration date, we received additional funds aggregating $10.9 million from the exercise of 1.3 million of our publicly traded warrants.

The primary uses of cash during the three months ended March 31, 2000 were $6,951,000 to finance our operations and working capital requirements (including a $2,862,000 reduction in accounts payable and accrued liabilities), $300,000 to repay long-term debt, $218,000 to acquire intellectual property and $25,000 to purchase laboratory equipment. The primary sources of funds during the three months ended March 31, 2000, was $3,342,000 from the issuance of stock pursuant to our stock option and purchase plans and $921,000 from the exercise of warrants.

We have substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These fixed commitments currently aggregate in excess of $4,600,000 per year and may increase. We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory clearances and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to us, if at all.

We believe that our available funds will be adequate to satisfy our capital and operating requirements at least through 2001. However, there can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our products, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission. As a result of these factors, actual events or results could differ materially from those described herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical increase in the prime rate of 90 basis points, we would incur approximately $25,000 of additional interest expense per year.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) (1) Securities sold. (A) On January 4, 2000 the Company issued an aggregate of 16,227 shares (the "Plan Shares") of Common Stock. (B) On March 30, 2000 the Company issued an aggregate of 24,550 options (the "Options") to purchase 24,550 shares of Common Stock.

     (2) Underwriters and other purchasers. No underwriters were involved in any of the transactions. (A) The Company sold the Plan Shares to an aggregate of 13 employees pursuant to the terms of the Company's 1997 Employee Stock Purchase Plan. (B) The Company issued the Options to 13 employee pursuant to the terms of the Company's 1991 Stock Option Plan for Employees and Consultants.

     (3) Consideration. (A) The Plan Shares were sold for an aggregate purchase price of $9,898. (B) The Options were issued in exchange for services to be rendered.

     (4) Exemption from registration claimed. All of the Plan Shares and Options were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended, because none of the transactions involved any public offering by the Company.

     (5) Terms of conversion or exercise. (A) Not applicable. (B) The Options vest equally over a period of four years and are exercisable at a price of $14.62 per share until March 30, 2010.

     (6) Use of Proceeds. Not applicable.

(d)  Not applicable.

ITEM 5.  OTHER INFORMATION

Effective March 27, 2000, Joel S. Marcus, resigned as a Director of the Company to pursue his other business interests.

Through April 26, 2000, the Company received $11.7 million from the exercise of
1.4 million of its publicly traded Warrants, which were exercisable one for one at $8.40 per share. The Warrants expired as of April 27, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

The following exhibits are filed herewith:

                  Exhibit
                    No.                     Title
                  -------                   -----
                  27.1                      Financial Data Schedule

     (b)  Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2000.

The first Form 8-K, dated December 31, 1999 and filed on January 18, 2000, reported (i) the sale of the Company's 50% interest in the Genomics Center to Aventis, and (ii) the repurchase by the Company of an aggregate of 2,000 shares of series C convertible preferred stock from two Brown Simpson entities.

The second Form 8-K, dated January 14, 2000 and also filed on January 18, 2000, reported the entry by the Company into the Settlement and Repurchase Agreement with Promethean Investment Group and HFTP Investments, LLC, the holders of all of the Company's remaining outstanding series C convertible preferred stock.

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

Date: May 11, 1999