Form 10-Q/A
period 2000-03-31
ARIAD PHARMACEUTICALS INC
filed 2000-05-11
CIK 884731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

This Amendment to Form 10-Q is being filed solely to correct errors in the Financial Data Schedule. The Form 10-Q and the Financial Data Schedule are being fully restated.

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