Form 10-Q
period 2000-06-30
ARIAD PHARMACEUTICALS INC
filed 2000-08-10
CIK 884731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

The number of shares of the Registrant's common stock outstanding as of August 7, 2000 was 26,877,364.

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS



PART  I.          FINANCIAL INFORMATION                                                     Page No.
--------          ---------------------                                                     --------

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets - June 30, 2000
                  and December 31, 1999......................................................  1

                  Condensed Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 2000 and 1999...................  2

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999....................................  3

                  Notes to Unaudited Condensed Consolidated Financial Statements.............  4


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................................  7

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 11

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HODLERS........................ 13

ITEM 5.           OTHER INFORMATION.......................................................... 13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K........................................... 14

PART I.           FINANCIAL INFORMATION

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS


                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                    JUNE 30,       DECEMBER 31,
                                                                      2000            1999
                                                                 -------------    ---------------
Current assets:
   Cash and cash equivalents                                     $  29,117,658    $  28,319,870
   Marketable securities                                            12,639,302
   Inventory and other current assets                                1,588,976        1,608,695
                                                                 -------------    -------------
     Total current assets                                           43,345,936       29,928,565
                                                                 -------------    -------------

Property and equipment:
   Leasehold improvements                                           12,594,070       12,566,650
   Equipment and furniture                                           4,480,408        4,413,453
                                                                 -------------    -------------
     Total                                                          17,074,478       16,980,103
   Less accumulated depreciation and amortization                   14,245,801       13,645,750
                                                                 -------------    -------------
     Property and equipment, net                                     2,828,677        3,334,353
                                                                 -------------    -------------
Intangible and other assets, net                                     4,721,154       10,973,095
                                                                 -------------    -------------
Total                                                            $  50,895,767    $  44,236,013
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                             $   1,200,000    $   1,200,000
   Accounts payable                                                  1,166,931        2,276,447
   Accrued liabilities                                               2,229,467        3,721,679
                                                                 -------------    -------------
     Total current liabilities                                       4,596,398        7,198,126
                                                                 -------------    -------------
Long-term debt                                                       1,300,000        1,900,000
                                                                 -------------    -------------
Redeemable convertible preferred stock                                                8,070,415
                                                                                  -------------
Stockholders' equity:
   Common stock, $.001 par value; authorized, 60,000,000
   shares; issued and  outstanding, 26,828,073 shares in
   2000 and 22,031,888 shares in 1999                                   26,828           22,032
   Additional paid-in capital                                      126,569,235      101,928,618
   Accumulated other comprehensive loss                                 (1,491)
   Accumulated deficit                                             (81,595,203)     (74,883,178)
                                                                 -------------    -------------
     Stockholders' equity                                           44,999,369       27,067,472
                                                                 -------------    -------------
Total                                                            $  50,895,767    $  44,236,013
                                                                 =============    =============


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2000            1999            2000             1999
                                             ------------    ------------    ------------    ------------
Revenue:
     Research revenue  (principally
       related parties in 1999)              $     18,029    $  2,723,576    $    126,153    $  7,306,473
     Interest income                              452,281         143,405         759,216         316,296
                                             ------------    ------------    ------------    ------------
         Total revenue                            470,310       2,866,981         885,369       7,622,769
                                             ------------    ------------    ------------    ------------
Operating expenses:
     Research and development                   2,936,245       7,824,038       5,834,893      15,970,466
     General and administrative                   666,333         884,343       1,643,452       1,614,590
     Interest expense                              57,384          91,465         119,049         197,246
                                             ------------    ------------    ------------    ------------
         Total operating expenses               3,659,962       8,799,846       7,597,394      17,782,302
Equity in net loss of Genomics Center                             427,711                         765,750
                                             ------------    ------------    ------------    ------------
Loss before cumulative effect of change
     in accounting principle                   (3,189,652)     (6,360,576)     (6,712,025)    (10,925,283)
                                             ------------    ------------    ------------    ------------
Cumulative effect of change in
     accounting principle                                                                        (364,388)
                                             ------------    ------------    ------------    ------------
Net loss                                       (3,189,652)     (6,360,576)     (6,712,025)    (11,289,671)
Accretion cost attributable to redeemable
     convertible preferred stock                                  (62,329)                       (123,973)
                                             ------------    ------------    ------------    ------------
Net loss attributable to common
     stockholders                            $ (3,189,652)   $ (6,422,905)   $ (6,712,025)   $(11,413,644)
                                             ============    ============    ============    ============

Per common share (basic and diluted):
Loss attributable to common stockholders
     before cumulative effect of change
     in accounting principle                 $       (.12)   $       (.29)   $       (.27)   $       (.50)

Cumulative effect of change in accounting
     principle                                                                                       (.02)
                                             ------------    ------------    ------------    ------------
Net loss                                     $       (.12)   $       (.29)   $       (.27)   $       (.52)
                                             ============    ============    ============    ============
Weighted average number of shares of
     common stock outstanding                  25,549,363      22,004,467      24,635,901      21,984,138



       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------------------------
                                                                              2000            1999
                                                                          -------------   -------------
Cash flows from operating activities:
         Net loss                                                         $ (6,712,025)   $(11,289,671)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
                  Depreciation and amortization                                654,107       1,836,170
                  Stock-based compensation                                      72,881          37,660
                  Increase (decrease) from:
                    Inventory and other                                         19,719         271,022
                    Due from Genomics Center                                                  (520,222)
                    Other assets                                              (396,244)        131,618
                    Accounts payable                                        (1,109,516)        567,465
                    Accrued liabilities                                     (1,466,505)        457,918
                    Advance from Genomics Center                               (25,707)        629,192
                                                                          ------------    ------------
                  Net cash used in operating activities                     (8,963,290)     (7,878,848)
                                                                          ------------    ------------
Cash flows from investing activities:
         Acquisitions of marketable securities                             (16,502,653)
         Proceeds from sales and maturities of marketable securities         4,000,000       5,369,000
         Investment in Genomics Center                                                      (4,839,988)
         Return of investment in Genomics Center                                             4,072,223
         Investment in property and equipment, net                             (94,375)       (454,680)
         Acquisition of intangible assets                                     (469,010)       (468,774)
                                                                          ------------    ------------
                  Net cash (used in) provided by investing activities      (13,066,038)      3,677,781
                                                                          ------------    ------------
Cash flows from financing activities:
         Proceeds from issuance of series B convertible preferred stock                      5,747,000
         Proceeds from related party long-term debt                                          1,228,049
         Repayment of borrowings                                              (600,000)       (924,736)
         Proceeds from sale/leaseback of equipment                                             308,753
         Proceeds from issuance of common stock, net of issuance costs       7,539,323
         Proceeds from exercise of common stock purchase warrants           11,637,772
         Proceeds from issuance of stock pursuant to stock option and
           purchase plans                                                    4,250,021         136,634
                                                                          ------------    ------------
                  Net cash provided by financing activities                 22,827,116       6,495,700
                                                                          ------------    ------------
Net increase in cash and equivalents                                           797,788       2,294,633
Cash and equivalents, beginning of period                                   28,319,870       6,501,648
                                                                          ------------    ------------
Cash and equivalents, end of period                                       $ 29,117,658    $  8,796,281
                                                                          ============    ============


       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       MANAGEMENT STATEMENT

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three month and six month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which includes consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

The results of operations for the three month and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       MARKETABLE SECURITIES

The Company has classified its marketable securities as available for sale and accordingly, carries such securities at aggregate fair value. At December 31, 1999, the Company held no marketable securities. At June 30, 2000, the aggregate fair value was $12,639,302 and amortized cost was $12,640,793. Realized gains and losses on sales of marketable securities were not material during the quarter ended June 30, 2000; the net unrealized loss of $1,491 is included in stockholders' equity at June 30, 2000.

3.       INVENTORY

Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $1,004,000 at June 30, 2000 and $1,182,000 at December 31, 1999.

4.       INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist primarily of the cost of purchased patents, patent applications, and deposits. The balance at December 31, 1999 included $6,925,000 of cash subsequently expended on January 14, 2000 to repurchase Series C Redeemable Convertible Preferred Stock (Note 8).

5.       LONG-TERM DEBT

At June 30, 2000, the Company had outstanding with its principal bank a five-year term loan in the amount of $2,500,000 maturing July 1, 2002. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities as collateral under the bank term note, and in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

6.       NET LOSS PER SHARE

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. In 2000 and 1999, options, warrants and the effects of the conversion of convertible preferred stock were not included in the computation of earnings per share because this effect would be antidilutive.

7.       HOECHST-ARIAD GENOMICS CENTER, LLC

From November 1995 through December 1999, substantially all of the Company's research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (formerly known as Hoechst Marion Roussel, Inc.), ("Aventis") and its affiliates.

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

On December 31, 1999, the Company completed the sale of its 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, the return of 3,004,436 shares of the Company's series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt owed to Aventis, drug candidates and related technologies resulting from a November 1995 Osteoporosis collaboration agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. The Company recorded a net gain on the sale of $46,440,000. As a result of this sale, the revenue generated from the relationship with Aventis will not recur, and the Company expects to realize a reduction of revenue in fiscal 2000 of at least $12,468,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

On January 14, 2000, the Company completed the repurchase of the remaining 3,000 shares of its Series C Redeemable Convertible Preferred Stock for an aggregate consideration of $6,925,000 plus 1,078,038 shares of common stock. (Note 4).

9.       EQUITY FINANCING FACILITY

On June 27, 2000, the Company entered into an Equity Financing Facility (the "Equity Facility") with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). Under the terms of the purchase agreement, the Company may from time to time sell up to $75 million of its common stock to Acqua Wellington over an 18 month period expiring in December, 2001. The Company agreed to issue and sell the shares to Acqua Wellington at a per share price equal to the daily volume weighted average price of the Company's common stock on each date during a specified period during which the shares are purchased, less a discount of between 3.5% and 6.0%, or under certain circumstances, less a discount mutually agreed to by the parties. The discount is determined based on the threshold price to be established by ARIAD for the applicable period.

10.      REDEMPTION OF WARRANTS

The Company received additional funds aggregating $11.6 million from the exercise of approximately 1.4 million of its publicly traded Warrants. The Warrants, exercisable one for one, with an exercise price of $8.40 per share, had been called for redemption effective April 27, 2000.

11.      NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

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

AVENTIS RELATIONSHIP

From November 1995 through December 1999, substantially all of our research revenue and the majority of our research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (formerly known as Hoechst Marion Roussel, Inc.) ("Aventis"), and its affiliates.

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

On December 31, 1999, we completed the sale of our 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, the return of 3,004,436 shares of our series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt we owed to Aventis, drug candidates and related technologies resulting from the 1995 Osteoporosis Agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. We recorded a net gain on the sale of $46,440,000. As a result of this sale, the revenue generated in our relationship with Aventis will not recur, and we expect to realize a reduction of revenue from this relationship in fiscal 2000 of approximately $12,500,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

GENERAL

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our relationship with Aventis. Except for the gain on the sale of the Genomics Center in

December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to continue to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs and manufacturing and clinical development. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of June 30, 2000, we had an accumulated deficit of $81,595,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

REVENUE

We recognized research revenue of $18,000 for the quarter ended June 30, 2000 compared to $2,724,000 for the same period in 1999. Research revenue in 2000 is comprised principally of transitional research revenue services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center. The decrease in research revenue for the quarter ending June 30, 2000, when compared to the corresponding period in 1999 is due to the termination of research services provided to the Genomics Center and the termination of research revenue associated with the 1995 Osteoporosis Agreement. Research revenue in 1999 is comprised principally of research revenue recognized under the 1995 Osteoporosis Agreement and research services provided to the Genomics Center.

Interest income increased by $309,000 to $452,000 for the quarter ended June 30, 2000 compared to $143,000 for the same period in 1999 primarily as a result of higher levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses decreased to $2,936,000 for the quarter ended June 30, 2000 compared to $7,824,000 for the same period in 1999 due primarily to the termination of research services provided to the Genomics Center. We expect our research and development expenses to decrease on a comparative basis over the remainder of this year as a result of the termination of research services provided to the Genomics Center.

General and administrative expenses decreased to $666,000 for the quarter ended June 30, 2000 compared to $884,000 for the corresponding period in 1999 primarily due to decreased professional and legal services.

We incurred interest expense of $57,000 for the quarter ended June 30, 2000 compared to $91,000 for the corresponding period in 1999. The decrease resulted from a lower level of long-term debt during the period.

OPERATING RESULTS

We incurred losses of $3,190,000 for the quarter ended June 30, 2000 and $6,361,000 for the corresponding period in 1999, or $.12 and $.29 per share, respectively. We expect that substantial operating losses will continue for several more years but will decrease on a comparative basis over the remainder of this year as a result of the sale of our interest in the Genomics Center. However, operating losses are expected to increase thereafter as our product development activities expand and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED
JUNE 30, 1999

REVENUE

We recognized research revenue of $126,000 for the six months ended June 30, 2000 compared to $7,306,000 for the same period in 1999. Research revenue in 2000 is comprised principally of transitional research revenue services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center. The decrease in research revenue for the six months ending June 30, 2000, when compared to the corresponding period in 1999 is due to the termination of research services provided to the Genomics Center and the termination of research revenue associated with the 1995 Osteoporosis Agreement. Research revenue in 1999 is comprised principally of research revenue recognized under the 1995 Osteoporosis Agreement and research services provided to the Genomics Center. As a result of the sale of the Genomics Center and termination of the 1995 Osteoporosis Agreement, we expect to realize a reduction in revenue in fiscal 2000 of approximately $12,500,000 from the termination of our relationship with Aventis.

Interest income increased by $443,000 to $759,000 for the six months ended June 30, 2000 compared to $316,000 for the same period in 1999 primarily as a result of higher levels of funds invested during the period.

OPERATING EXPENSES

Research and development expenses decreased to $5,835,000 for the six months ended June 30, 2000 compared to $15,970,000 for the same period in 1999 due primarily to the termination of research services provided to the Genomics Center as well as a lower level of manufacturing, development and other preclinical development costs that had been incurred in the prior period. We expect our research and development expenses to continue to decrease over the remainder of this year on a comparative basis as a result of the termination of research services provided to the Genomics Center.

General and administrative expenses increased slightly to $1,643,000 for the six months ended June 30, 2000 compared to $1,615,000 for the corresponding period in 1999 primarily due to increased professional and legal services incurred principally in connection with the repurchase and retirement of the remaining outstanding series C convertible preferred stock which was offset partially by a reduction in personnel expenses.

We incurred interest expense of $119,000 for the six months ended June 30, 2000 compared to $197,000 for the corresponding period in 1999. The decrease resulted from a lower level of long-term debt during the period.

OPERATING RESULTS

We incurred losses of $6,712,000 for the six months ended June 30, 2000 and $11,290,000 for the corresponding period in 1999, or $.27 and $.52 per share, respectively. We expect that substantial operating losses will continue for several more years but will decrease over the remainder of the year as a result of the sale of our interest in the Genomics Center. However, operating losses are expected to increase thereafter as our product development activities expand and will fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and investments primarily through the private placement and public offering of our securities, including the sale of series C preferred stock to investors and the sale of series B preferred stock to Aventis as well as the exercise of stock options and warrants, supplemented by the issuance of long-term debt, operating and capital lease transactions, interest income, government-sponsored research grants, research revenue under the 1995 Osteoporosis Agreement, research revenue under the terms of our services agreements with the Genomics Center and, in December 1999, the sale to Aventis of our 50% interest in the Genomics Center.

On June 27, 2000 we entered into a definitive agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") for an equity financing facility providing for the sale from time to time of up to $75,000,000 of the Company's common stock over an eighteen month period. In addition, on June 27, 2000 we sold to Acqua Wellington 680,851 shares of common stock for $8,000,000 in a direct equity placement at $11.75 per share.

At June 30, 2000, we had cash and marketable securities totaling $41,757,000 and working capital of $38,750,000 compared to cash and cash equivalents totaling $28,320,000 and working capital of $22,730,000 at December 31, 1999.

The primary uses of cash during the six months ended June 30, 2000 were $8,963,000 to finance our operations and working capital requirements, $16,503,000 to purchase marketable securities, $94,000 to purchase laboratory equipment, $600,000 to repay long-term debt, and $469,000 to acquire intellectual property. The primary source of funds during the six months ended June 30, 2000, were $4,000,000 for the sales and maturities of marketable securities, $11,638,000 from the exercise of warrants, $4,250,000 from the exercise of stock options and $7,539,000 from the issuance of common stock, net of issuance costs.

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

We believe that our available funds will be adequate to satisfy our capital and operating requirements at least through the next two years. However, there can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

SECURITIES LITIGATION REFORM ACT

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to risks and uncertainties regarding our ability of the Company to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our products, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 1999 which has been filed with the Securities and Exchange Commission. As a result of these or other factors, actual events or results could differ materially from those described herein.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. Treasuries and other government securities, commercial and corporate paper and corporate notes. Substantially all investments mature within one year, are not callable by the issuer and have fixed interest rates and are available for sale. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of our marketable securities, we do not believe that we have a material exposure to interest rate risk.

At June 30, 2000, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate, or 95 basis points, we would incur approximately $24,000 of additional interest expense per year.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 8, 2000. Of 25,968,118 shares of common stock issued and outstanding and eligible to vote as of the record date of April 27, 2000, a quorum of 20,901,615 shares or 80.48% of the eligible shares were present in person or represented by proxy.

The following actions were taken at such meeting:

(a)      Re-election of the following Class 3 Directors:

                                                Number of Shares
                                        ----------------------------------
                                           For          Withheld Authority
                                        ----------      ------------------
Harvey J. Berger, M.D.                  20,818,532            83,083
Vaughn D. Bryson                        20,829,446            72,169
Sanford D. Smith                        20,827,298            74,317
Raymond S. Troubh                       20,822,256            79,359



ITEM 5.    OTHER INFORMATION

On June 8, 2000, the Board of Directors of the Company adopted the Restated By-laws of the Company in the form previously filed with the Securities and Exchange Commission and incorporated by reference elsewhere in this Form 10-Q.

Also on June 8, 2000, the Board of Directors of the Company adopted a new Rights Agreement, dated as of June 8, 2000 (the "Rights Agreement"), between the Company and State Street Bank and Trust Company, as Rights Agent, and approved the declaration of a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its Common Stock. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will, in general, be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires 15% or more of the outstanding Common Stock. The Rights Agreement was previously filed with the Securities and Exchange Commission and is incorporated by reference elsewhere in this Form 10-Q.

On June 27, 2000, the Company entered into two common stock purchase agreements for the sale of up to an aggregate of 3,480,851 shares of Common Stock. The shares had been registered pursuant to an effective Registration Statement on Form S-3. Pursuant to one common stock purchase agreement, the Company has issued 680,851 shares of

Common Stock to Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") at a purchase price of $11.75 per share for a total purchase price of $8,000,000. The Company may sell up to an additional 2,800,000 shares of Common Stock, at a small discount to the market price, to Acqua Wellington pursuant to another common stock purchase agreement for up to an additional $75,000,000. The common stock purchase agreements were previously filed with the Securities and Exchange Commission and are incorporated by reference elsewhere in this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

The following exhibits are filed herewith:


   EXHIBIT
     NO.          TITLE
   -------        -----
     3.1          Restated By-laws of the Company, as amended. (Filed as Exhibit
                  4.2 to the Company's Registration Statement on Form S-3
                  (Registration No. 333-38664) filed with the Securities and
                  Exchange Commission and incorporated herein by reference.)

     4.1          Rights Agreement, dated as of June 8, 2000, between the
                  Company and State Street Bank and Trust Company, which includes the Form of Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right
                  Certificate as Exhibit B and the Summary of Rights to Purchase
                  Series A Preferred Stock as Exhibit C. (Previously filed and incorporated by reference to Form 8-A of the Company filed with the Securities and Exchange Commission on June 19, 2000.)

     10.1 Common Stock Purchase Agreement, dated as of June 27, 2000, by and between the Company and the Purchaser named therein.
                  (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and incorporated herein by reference.)

     10.2 Common Stock Purchase Agreement, dated as of June 27, 2000, by and between the Company and Acqua Wellington North American
                  Equities Fund, Ltd. (Filed as Exhibit 10.2 to the Company's
                  Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and incorporated herein by reference.)

     10.3+        Executive Employment Agreement, dated May 1, 1992, Fourth
                  Amendment to Employment Agreement dated June 8, 2000, Third
                  Amendment to Employment Agreement dated January 1, 1999, and
                  Amendments to Employment Agreements dated January 1, 1997 and
                  March 2, 1994 between ARIAD Pharmaceuticals, Inc. and John Iuliucci,
                  Ph.D.

     10.4+        Executive Employment Agreement dated August 1, 1993, Third
                  Amendment to Employment Agreement dated June 8, 2000, and
                  Amendments to Employment Agreements dated January 1, 1997 and
                  March 2, 1994 between ARIAD Pharmaceuticals, Inc. and David L.
                  Berstein, J.D.

     27.1         Financial Data Schedule

-----------
     + Management Contract or Compensatory Plan or Arrangement

     (b)          Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2000.

The first Form 8-K, dated March 27, 2000 and filed on April 4, 2000, reported that the Company called for redemption all of its outstanding common stock purchase warrants.

The second Form 8-K, dated June 8, 2000 and filed on June 19, 2000, reported that the Company adopted a new Rights Agreement between it and State Street Bank and Trust Company, as Rights Agent, and approved the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its Common Stock.

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

                                         Date: August 10, 2000

                                  EXHIBIT INDEX

    Exhibit
      No.         Title
    -------       -----
     3.1          Restated By-laws of the Company, as amended. (Filed as Exhibit
                  4.2 to the Company's Registration Statement on Form S-3
                  (Registration No. 333-38664) filed with the Securities and
                  Exchange Commission and incorporated herein by reference.)

     4.1          Rights Agreement, dated as of June 8, 2000, between the
                  Company and State Street Bank and Trust Company, which includes the Form of Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right
                  Certificate as Exhibit B and the Summary of Rights to Purchase
                  Series A Preferred Stock as Exhibit C. (Previously filed and incorporated by reference to Form 8-A of the Company filed with the Securities and Exchange Commission on June 19, 2000.)

     10.1 Common Stock Purchase Agreement, dated as of June 27, 2000, by and between the Company and the Purchaser named therein.
                  (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and incorporated herein by reference.)

     10.2 Common Stock Purchase Agreement, dated as of June 27, 2000, by and between the Company and Acqua Wellington North American
                  Equities Fund, Ltd. (Filed as Exhibit 10.2 to the Company's
                  Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and incorporated herein by reference.)

     10.3+        Executive Employment Agreement, dated May 1, 1992, Fourth
                  Amendment to Employment Agreement dated June 8, 2000, Third
                  Amendment to Employment Agreement dated January 1, 1999, and
                  Amendments to Employment Agreements dated January 1, 1997 and
                  March 2, 1994 between ARIAD Pharmaceuticals, Inc. and John Iuliucci,
                  Ph.D.

     10.4+        Executive Employment Agreement dated August 1, 1993, Third
                  Amendment to Employment Agreement dated June 8, 2000, and
                  Amendments to Employment Agreements dated January 1, 1997 and
                  March 2, 1994 between ARIAD Pharmaceuticals, Inc. and David L.
                  Berstein, J.D.

     27.1         Financial Data Schedule

----------
     + Management Contract or Compensatory Plan or Arrangement.