Form 10-Q
period 2000-09-30
ARIAD PHARMACEUTICALS INC
filed 2000-11-09
CIK 884731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

The number of shares of the Registrant's common stock outstanding as of November 3, 2000 was 27,108,867.

                           ARIAD PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1    UNAUDITED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999------------------------------------------------1

          Condensed Consolidated Statements of Operations for the
          Three Months and Nine Months Ended September 30, 2000 and 1999-------2

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999------------------------3

          Notes to Unaudited Condensed Consolidated Financial Statements-------4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS----------------------------------7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK----------11

PART II.  OTHER INFORMATION
---------------------------

ITEM 5.   OTHER INFORMATION --------------------------------------------------12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K------------------------------------12

PART I.   FINANCIAL INFORMATION
ITEM 1.   UNAUDITED FINANCIAL STATEMENTS

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            ASSETS
                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             2000               1999
                                                        --------------    ---------------
Current assets:
   Cash and cash equivalents                            $    7,599,571    $    28,319,870
   Marketable securities                                    30,567,252
   Inventory and other current assets                        1,581,646          1,608,695
                                                        --------------    ---------------
     Total current assets                                   39,748,469         29,928,565
                                                        --------------    ---------------
Property and equipment:
   Leasehold improvements                                   12,602,318         12,566,650
   Equipment and furniture                                   4,563,478          4,413,453
                                                        --------------    ---------------
     Total                                                  17,165,796         16,980,103
   Less accumulated depreciation and amortization           14,571,349         13,645,750
                                                        --------------    ---------------
     Property and equipment, net                             2,594,447          3,334,353
                                                        --------------    ---------------
Intangible and other assets, net                             4,903,483         10,973,095
                                                        --------------    ---------------
Total                                                   $   47,246,399    $    44,236,013
                                                        ==============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                    $    1,200,000    $     1,200,000
   Accounts payable                                          1,403,721          2,276,447
   Accrued liabilities                                       1,532,598          3,721,679
                                                        --------------    ---------------
     Total current liabilities                               4,136,319          7,198,126
                                                        --------------    ---------------
Long-term debt                                               1,000,000          1,900,000
                                                        --------------    ---------------
Redeemable convertible preferred stock                                          8,070,415
                                                                          ---------------
Stockholders' equity:
   Common stock, $.001 par value; authorized,
     60,000,000 shares; issued and outstanding,
     27,096,523 shares in 2000 and 22,031,888 shares
     in 1999                                                    27,097             22,032
   Additional paid-in capital                              127,107,329        101,928,618
   Deferred compensation                                      (119,129)
   Accumulated other comprehensive loss                        (22,944)
   Accumulated deficit                                     (84,882,273)       (74,883,178)
                                                        --------------    ---------------
     Stockholders' equity                                   42,110,080         27,067,472
                                                        --------------    ---------------
Total                                                   $   47,246,399    $    44,236,013
                                                        ==============    ===============

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             --------------------------------    --------------------------------
                                                 2000              1999               2000              1999
                                             -------------    --------------     --------------    --------------
Revenue:
     Research revenue (principally
         related parties in 1999)            $       1,050    $    2,583,349     $      127,203    $    9,889,822
     Interest income                               663,303            18,284          1,422,519           334,580
                                             -------------    --------------     --------------    --------------
         Total revenue                             664,353         2,601,633          1,549,722        10,224,402
                                             -------------    --------------     --------------    --------------
Operating expenses:
     Research and development (*)                3,192,621         6,813,407          9,027,514        22,783,873
     General and administrative                    705,065           949,851          2,348,517         2,564,441
     Interest expense                               53,737           188,876            172,786           386,122
                                             -------------    --------------     --------------    --------------
         Total operating expenses                3,951,423         7,952,134         11,548,817        25,734,436
Equity in net loss of Genomics Center                               (376,715)                          (1,142,465)
                                             -------------    --------------     --------------    --------------
Loss before cumulative effect of change in
     accounting principle                       (3,287,070)       (5,727,216)        (9,999,095)      (16,652,499)
                                             -------------    --------------     --------------    --------------
Cumulative effect of change in accounting
     principle                                                                                           (364,388)
                                             -------------    --------------     --------------    --------------
Net loss                                        (3,287,070)       (5,727,216)        (9,999,095)      (17,016,887)
Accretion cost attributable to redeemable
     convertible preferred stock
                                                                     (63,013)                            (186,986)
                                             -------------    --------------     --------------    --------------
Net loss attributable to common
     stockholders                            $  (3,287,070)   $   (5,790,229)    $   (9,999,095)   $  (17,203,873)
                                             =============    ==============     ==============    ==============
Per common share (basic and diluted):
Loss attributable to common stockholders
     before cumulative effect of change in
     accounting principle                    $       (.12)    $         (.26)    $         (.40)   $         (.76)

Cumulative effect of change in accounting
     principle                                                                                               (.02)
                                             -------------    --------------     --------------    --------------

Net loss                                     $       (.12)    $         (.26)    $         (.40)   $         (.78)
                                             =============    ==============     ==============    ==============
Weighted average number of shares of
     common stock outstanding                   26,943,454        22,019,122         25,405,085        21,995,799

*    Includes non-cash stock based
     compensation                                   58,115            19,314            130,996            56,974

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                       2000                   1999
                                                                                  --------------         --------------
Cash flows from operating activities:
         Net loss                                                                 $   (9,999,095)        $  (17,016,887)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                        1,134,450              2,738,780
                  Stock-based compensation                                               130,996                 56,974
                  Increase (decrease) from:
                    Inventory and other current assets                                    27,049                495,094
                    Due from Genomics Center                                                                    128,622
                    Other assets                                                        (397,737)                45,769
                    Accounts payable                                                    (872,726)               702,996
                    Accrued liabilities                                               (2,163,374)               666,667
                    Advance from Genomics Center                                         (25,707)               920,988
                                                                                  --------------         --------------
                  Net cash used in operating activities                              (12,166,144)           (11,260,997)
                                                                                  --------------         --------------
Cash flows from investing activities:
         Purchases of marketable securities                                          (38,665,592)              (210,736)
         Proceeds from sales and maturities of marketable securities                   8,156,303              7,762,175
         Investment in Genomics Center                                                                       (6,973,245)
         Return of investment in Genomics Center                                                              6,032,287
         Investment in property and equipment, net                                      (185,693)              (461,519)
         Acquisition of intangible assets                                               (747,408)              (550,845)
                                                                                  --------------         --------------
                  Net cash (used in) provided by investing activities                (31,442,390)             5,598,117
                                                                                  --------------         --------------
Cash flows from financing activities:
         Proceeds from issuance of common stock, net of issuance costs                 7,539,040
         Proceeds from exercise of common stock purchase warrants                     11,637,772
         Proceeds from issuance of stock pursuant to stock option and purchase
           plans                                                                       4,611,423                151,446
         Repayment of borrowings                                                        (900,000)            (1,391,426)
         Proceeds from issuance of series B convertible preferred stock                                       5,747,000
         Proceeds from related party long-term debt                                                           1,800,988
         Proceeds from sale/leaseback of equipment                                                              308,753
                                                                                  --------------         --------------
                  Net cash provided by financing activities                           22,888,235              6,616,761
                                                                                  --------------         --------------
Net (decrease) increase in cash and equivalents                                      (20,720,299)               953,881
Cash and equivalents, beginning of period                                             28,319,870              6,501,648
                                                                                  --------------         --------------
Cash and equivalents, end of period                                               $    7,599,571         $    7,455,529
                                                                                  ==============         ==============

       See notes to unaudited condensed consolidated financial statements.

                  ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which includes consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997.

     The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   MARKETABLE SECURITIES

     The Company has classified its marketable securities as available for sale and accordingly, carries such securities at aggregate fair value. At December 31, 1999, the Company held no marketable securities. At September 30, 2000, the aggregate fair value was $30,567,252 and amortized cost was $30,590,196. Realized gains and losses on sales of marketable securities were not material during the quarter ended September 30, 2000; the net unrealized loss of $22,944 is included in stockholders' equity at September 30, 2000.

3.   INVENTORY

     Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical material to be used for multiple preclinical and clinical drug development programs and amounted to $954,000 at September 30, 2000 and $1,182,000 at December 31, 1999.

4.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of purchased patents, patent applications, licenses and deposits. The balance at December 31, 1999 included $6,925,000 of cash subsequently expended on January 14, 2000 to repurchase Series C Redeemable Convertible Preferred Stock (Note 8).

5.   LONG-TERM DEBT

     At September 30, 2000, the Company had outstanding with its principal bank a five-year term loan in the amount of $2,200,000 maturing July 1, 2002. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities as collateral under the bank term note, and in such event, the interest rate would be adjusted from a rate of prime plus 1.0% to the equivalent of 90-day LIBOR plus 1.25%.

6.   NET LOSS PER SHARE

     Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. In 2000 and 1999, options, warrants and the effects of the conversion of convertible preferred stock were not included in the computation of net loss per share because this effect would have been antidilutive.

7.   HOECHST-ARIAD GENOMICS CENTER, LLC

     From November 1995 through December 1999, substantially all of the Company's research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (formerly known as Hoechst Marion Roussel, Inc.) ("Aventis") and its affiliates.

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

     On December 31, 1999, the Company completed the sale of its 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, the return of 3,004,436 shares of the Company's series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt owed to Aventis, drug candidates and related technologies resulting from a November 1995 Osteoporosis collaboration agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. The Company recorded a net gain on the sale of $46,440,000 for the year ended December 31, 1999. As a result of this sale, the revenue generated from the relationship with Aventis will not recur, and the Company expects to realize a reduction of revenue in fiscal 2000 of $12,340,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

8.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 14, 2000, the Company completed the repurchase of the remaining 3,000 shares of its series C redeemable convertible preferred stock for an aggregate consideration of $6,925,000 plus 1,078,038 shares of common stock. (Note 4).

9.   EQUITY FINANCING FACILITY

     On June 27, 2000, the Company entered into an Equity Financing Facility (the "Equity Facility") with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). Under the terms of the purchase agreement, the Company may from time to time sell up to $75,000,000 of its common stock to Acqua Wellington over an 18 month period expiring in December, 2001. The Company agreed to issue and sell the shares to Acqua Wellington at a per share price equal to the daily volume weighted average price of the Company's common stock on each date during a specified period during which the shares are purchased, less a discount of between 3.5% and 6.0%, or under certain circumstances, less a discount mutually agreed to by the parties. The discount is determined based on the threshold price to be established by the Company for the applicable period.

     Pursuant to the terms of the Equity Facility, on October 12, 2000, the Company completed the sale of 176,173 shares of common stock to Acqua Wellington at a price of $12.11 per share and received proceeds of $2,133,000.

10.  REDEMPTION OF WARRANTS

     The Company received additional funds aggregating $11.6 million from the exercise of approximately 1.4 million of its publicly traded warrants during the first and second quarters of 2000. Each warrant was exercisable for one share of common stock at an exercise price of $8.40 per share. The warrants had been called for redemption effective April 27, 2000.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

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

     AVENTIS RELATIONSHIP

     From November 1995 through December 1999, substantially all of our research revenue and the majority of our research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (formerly known as Hoechst Marion Roussel, Inc.) ("Aventis") and its affiliates.

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

     On December 31, 1999, we completed the sale of our 50% interest in the Genomics Center to Aventis and received $40,000,000 in cash, the return of 3,004,436 shares of our series B convertible preferred stock, the forgiveness of $1,857,000 of long-term debt we owed to Aventis, drug candidates and related technologies resulting from the 1995 Osteoporosis Agreement and the right to use certain genomics and bioinformatics technologies developed by the Genomics Center. We recorded a net gain on the sale of $46,440,000 for the year ended December 31, 1999. As a result of this sale, the revenue generated in our relationship with Aventis will not recur, and we expect to realize a reduction of revenue from this relationship in fiscal 2000 of approximately $12,340,000, which will be offset by an expected reduction in research and development expenses associated with the Genomics Center of approximately $16,700,000.

     GENERAL

     Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our relationship with Aventis. Except for the gain on the sale of the Genomics Center in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to continue to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs and manufacturing and clinical development. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of September 30, 2000, we had an accumulated deficit of $84,882,000.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE

     We recognized research revenue of $1,000 for the quarter ended September 30, 2000 compared to $2,583,000 for the same period in 1999. Research revenue in 2000 is comprised of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center. The decrease in research revenue for the quarter ending September 30, 2000, when compared to the corresponding period in 1999, is due to the termination of research services provided to the Genomics Center and the termination of research revenue associated with the 1995 Osteoporosis Agreement. Research revenue in 1999 was comprised principally of research revenue recognized under the 1995 Osteoporosis Agreement and research services provided to the Genomics Center.

     Interest income increased by $645,000 to $663,000 for the quarter ended September 30, 2000 compared to $18,000 for the same period in 1999 primarily as a result of higher levels of funds invested during the period.

     OPERATING EXPENSES

     Research and development expenses decreased to $3,193,000 for the quarter ended September 30, 2000 compared to $6,813,000 for the same period in 1999 due primarily to the termination of research services provided to the Genomics Center. We expect our research and development expenses to decrease on a comparative basis over the remainder of this year as a result of the termination of research services provided to the Genomics Center.

     General and administrative expenses decreased to $705,000 for the quarter ended September 30, 2000 compared to $950,000 for the corresponding period in 1999 primarily due to decreased professional and legal services incurred in connection with litigation and a private placement offering that was canceled in 1999.

     We incurred interest expense of $54,000 for the quarter ended September 30, 2000 compared to $189,000 for the corresponding period in 1999. The decrease resulted from a lower level of long-term debt during the period.

     OPERATING RESULTS

     We incurred losses of $3,287,000 for the quarter ended September 30, 2000 and $5,727,000 for the corresponding period in 1999, or $.12 and $.26 per share, respectively. We expect that substantial operating losses will continue for several more years but will decrease on a comparative basis over the remainder of this year (exclusive of the gain on sale of the Genomics Center) as a result of the sale of our interest in the Genomics Center. However, operating losses are expected to increase thereafter as our product development activities expand and are expected to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE

     We recognized research revenue of $127,000 for the nine months ended September 30, 2000 compared to $9,890,000 for the same period in 1999. Research revenue in 2000 is comprised principally of transitional research services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center. The decrease in research revenue for the nine months ending September 30, 2000, when compared to the corresponding period in 1999 is due to the termination of research services provided to the Genomics Center and the termination of research revenue associated with the 1995 Osteoporosis Agreement. Research revenue in 1999 was comprised principally of research revenue recognized under the 1995 Osteoporosis Agreement and research services provided to the Genomics Center. As a result of the sale of the Genomics Center and termination of the 1995 Osteoporosis Agreement, we expect to realize a reduction in revenue in fiscal 2000 of approximately $12,340,000 from the termination of our relationship with Aventis.

     Interest income increased by $1,088,000 to $1,423,000 for the nine months ended September 30, 2000 compared to $335,000 for the same period in 1999 primarily as a result of higher levels of funds invested during the period.

     OPERATING EXPENSES

     Research and development expenses decreased to $9,028,000 for the nine months ended September 30, 2000 compared to $22,784,000 for the same period in 1999 due primarily to the termination of research services provided to the Genomics Center as well as a lower level of manufacturing development and other preclinical development costs than had been incurred in the prior period. We expect our research and development expenses to continue to decrease over the remainder of this year on a comparative basis primarily as a result of the termination of research services provided to the Genomics Center.

     General and administrative expenses decreased to $2,349,000 for the nine months ended September 30, 2000 compared to $2,564,000 for the corresponding period in 1999 primarily due to decreased professional and legal services incurred principally in connection with litigation and a private placement offering that was canceled in 1999.

     We incurred interest expense of $173,000 for the nine months ended September 30, 2000 compared to $386,000 for the corresponding period in 1999. The decrease resulted from a lower level of long-term debt during the period.

     OPERATING RESULTS

     We incurred losses of $9,999,000 for the nine months ended September 30, 2000 and $17,017,000 for the corresponding period in 1999, or $.40 and $.78 per share, respectively. We expect that substantial operating losses will continue for several more years but will decrease over the remainder of this year (exclusive of the gain on sale of the Genomics Center) as a result of the sale of our interest in the Genomics Center. However, operating losses are expected to increase thereafter as our product development activities expand and are expected to fluctuate as a result of differences in the timing and composition of revenue earned and expenses incurred.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and investments primarily through the private placement and public offering of our securities, including the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"), the sale of series C preferred stock to investors and the sale of series B preferred stock to Aventis, as well as the exercise of stock options and warrants, supplemented by the issuance of long-term debt, operating and capital lease transactions, interest income, government-sponsored research grants, research revenue under the 1995 Osteoporosis Agreement, research revenue under the terms of our services agreements with the Genomics Center and, in December 1999, the sale to Aventis of our 50% interest in the Genomics Center.

     On June 27, 2000 we entered into a definitive agreement with Acqua Wellington for an equity financing facility ("Equity Facility") providing for the sale from time to time of up to $75,000,000 of the Company's common stock over an 18 month period. Pursuant to the terms of the Equity Facility, on October 12, 2000, we completed the sale of 176,173 common shares to Acqua Wellington at a price of $12.11 per share and received proceeds of $2,133,000. In addition, on June 27, 2000 we sold to Acqua Wellington 680,851 shares of common stock at $11.75 per share for a total of $8,000,000 in a direct equity placement.

     At September 30, 2000, we had cash and marketable securities totaling $38,167,000 and working capital of $35,612,000 compared to cash and cash equivalents totaling $28,320,000 and working capital of $22,730,000 at December 31, 1999.

     The primary uses of cash during the nine months ended September 30, 2000 were $12,166,000 to finance our operations and working capital requirements, $38,666,000 to purchase marketable securities, $186,000 to purchase laboratory equipment, $900,000 to repay long-term debt, and $747,000 to purchase and license intellectual property. The primary source of funds during the nine months ended September 30, 2000, were $8,156,000 from the sales and maturities of marketable securities, $11,638,000 from the exercise of warrants, $4,611,000 from the issuance of common stock pursuant to employee stock option and purchase plans and $7,539,000 from the issuance of common stock, net of issuance costs.

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

     We believe that our available funds will be adequate to satisfy our capital and operating requirements through the next two years. However, there can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

     SECURITIES LITIGATION REFORM ACT

     Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our products, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission. As a result of these or other factors, actual events or results could differ materially from those described herein.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities generally consist of commercial and corporate paper and corporate notes. Substantially all investments mature within one year, are not callable by the issuer and have fixed interest rates and are available for sale. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of our marketable securities, we do not believe that we have a material exposure to interest rate risk.

     At September 30, 2000, we have a bank term note outstanding with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate, or 95 basis points, we would incur approximately $21,000 of additional interest expense per year.

     PART II. OTHER INFORMATION

     ITEM 5. OTHER INFORMATION

     Ms. Tamar Howson, former senior vice president and director, worldwide business development at SmithKline Beecham, plc, was elected as a director of the Company, effective September 1, 2000, to serve with the class of directors whose terms of service expire at the Annual Meeting of Stockholders in 2001.

     Mr. Jay R. LaMarche, executive vice president, chief financial officer and treasurer of the Company, resigned from these positions effective November 10, 2000 and retired due to health reasons. Mr. LaMarche will continue to serve as a director of the Company. Mr. Brian A. Lajoie, former vice president of finance at Biopure Corporation, a biotechnology company, was appointed interim chief financial officer until a permanent replacement is employed.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibits are filed herewith:

               Exhibit
               No.        Title
               ---        -----

               27.1       Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed one current report on Form 8-K during the quarter ended September 30, 2000.

               The Form 8-K, dated June 27, 2000 and filed on July 7, 2000, reported that the Company had entered into two common stock purchase agreements for the sale of up to an aggregate of 3,480,851 shares of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARIAD Pharmaceuticals, Inc.
                                   (Registrant)

                                   By: /s/ Jay R. LaMarche
                                       -----------------------------------------
                                   Jay R. LaMarche
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Duly authorized Officer and Principal
                                   Financial Officer)

                                   Date:  November 9, 2000

                                  EXHIBIT INDEX

     Exhibit
       No.        Title
     -------      -----

     27.1         Financial Data Schedule