Form 10-Q
period 2001-03-31
ARIAD PHARMACEUTICALS INC
filed 2001-05-14
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-21696

ARIAD Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3106987

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Landsdowne Street, Cambridge, Massachusetts 02139

(Address of principal executive offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 494-0400

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

Yes [X]       No [ ]

      The number of shares of the Registrant’s common stock outstanding as of May 8, 2001 was 27,402,239.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share data	March 31,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$22,726	$12,543

Marketable securities	12,304	27,238

Inventory and other current assets	1,391	1,347

Total current assets	36,421	41,128

Property and equipment:

Leasehold improvements	12,609	12,606

Equipment and furniture	5,052	4,821

Total	17,661	17,427

Less accumulated depreciation and amortization	15,220	14,914

Property and equipment, net	2,441	2,513

Intangible and other assets, net	5,405	5,172

Total assets	$44,267	$48,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,410	$1,434

Current portion of long-term debt	1,200	1,200

Accrued liabilities	1,362	1,628

Total current liabilities	3,972	4,262

Long-term debt	3,400	3,700

Stockholders’ equity:

Common stock, $.001 par value; authorized,60,000,000 shares; issued and outstanding, 27,356,312 shares in 2001 and 27,292,138 shares in 2000	27	27

Additional paid-in capital	130,115	129,761

Deferred compensation	(388)	(217)

Accumulated other comprehensive income (loss)	13	(5)

Accumulated deficit	(92,872)	(88,715)

Stockholders’ equity	36,895	40,851

Total liabilities & stockholders’ equity	$44,267	$48,813

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except share and per share data	Three Months Ended
	March 31,

	2001	2000

Revenue:

Research revenue	$1	$108

Interest income	538	307

Total revenue	539	415

Operating expenses:

Research and development *	3,768	2,899

General and administrative	829	977

Interest expense	99	61

Total operating expenses	4,696	3,937

Net loss	$(4,157)	$(3,522)

Per common share (basic and diluted):

Net loss	$(.15)	$(.15)

Weighted average number of shares of common stock outstanding	27,317,824	23,722,439

* Includes non-cash stock-based compensation	$67	$20

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

In thousands	2001	2000

Cash flows from operating activities:

Net loss	$(4,157)	$(3,522)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	457	386

Stock-based compensation to consultants	67	20

Increase (decrease) from:

Inventory and other current assets	(44)	(967)

Other assets	(66)	(6)

Accounts payable	(25)	(1,475)

Accrued liabilities	(266)	(1,386)

Net cash used in operating activities	(4,034)	(6,951)

Cash flows from investing activities:

Acquisition of marketable securities	(7,585)

Proceeds from sales and maturities of marketable securities	22,509

Investment in property and equipment, net	(235)	(25)

Acquisition of intangible assets	(289)	(218)

Net cash provided by (used in) investing activities	14,400	(243)

Cash flows from financing activities:

Repayment of borrowings	(300)	(300)

Proceeds from exercise of warrants, net		921

Proceeds from issuance of stock pursuant to stock option and purchase plans	117	3,342

Net cash provided by (used in) financing activities	(183)	3,963

Net increase (decrease) in cash and equivalents	10,183	(3,230)

Cash and equivalents, beginning of period	12,543	28,320

Cash and equivalents, end of period	$22,726	$25,090

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which includes consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998.

      The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Cash Equivalents

      Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less. At March 31, 2001, cash and cash equivalents totaled approximately $22.7 million, compared to approximately $12.5 million at December 31, 2000.

3. Marketable Securities

      The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. At March 31, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities each were $12.3 million. Gross unrealized gains and losses were $17,000 and $4,000, respectively, at March 31, 2001. At December 31, 2000, the aggregate fair value and amortized cost of the Company’s marketable securities each were $27.2 million. Gross unrealized gains and losses were $11,000 and $16,000, respectively, at December 31, 2000.

4. Inventory

      Inventory is carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials planned to be used for multiple preclinical and clinical drug development programs and amounted to $858,000 and $898,000 at March 31, 2001 and December 31, 2000, respectively.

5. Intangible and Other Assets

      Intangible and other assets consist primarily of purchased patents, patent applications, licenses and deposits. The cost of purchased patents and patent applications and costs incurred in filing patents are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.

6. Long-Term Debt

      At March 31, 2001, the Company had a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% in the amount of $4,600,000 maturing January 1, 2005. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities under the bank term note, and in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

7. Net Loss Per Share

      Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. In 2001 and 2000, stock options and warrants amounting to 3,582,179 and 1,684,088 shares of common stock, respectively, were not included in the computation of net loss per share because the effect would have been antidilutive.

8. Aventis Relationship

      From November 1995 through December 1999, substantially all of the Company’s research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.), and its affiliates and the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”). Subsequent to the sale of the Company’s 50% interest in the Genomics Center to Aventis on December 31, 1999, the Company provided transitional research services to Aventis through the second quarter of fiscal year 2000. The Company has not provided any services to Aventis since the second quarter of fiscal year 2000.

9. Equity Financing Facility

      On June 27, 2000, we entered into a definitive agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) for an equity financing facility (the “Equity Facility”). Under the terms of the Equity Facility with Acqua Wellington we may, at our option, from time to time, sell up to an aggregate of $75.0 million of our common stock to Acqua Wellington over an 18-month period expiring in December 2001. We agreed to issue and sell the shares to Acqua Wellington at a price equal to the daily volume weighted average price of our common stock on each date during a specified period during which the shares are to be purchased, less a discount of between 3.5% and 6.0%, or under certain circumstances, less a discount mutually agreed to by the parties. The discount is determined based on the threshold price we establish for the applicable period.

10. New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard, which was adopted by the Company on January 1, 2001, requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard on January 1, 2001 had no impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

      We are engaged in developing innovative pharmaceutical product candidates based on small-molecule drugs and our proprietary gene regulation technology platforms. We integrate functional genomics and proteomics, protein engineering, and structure-based drug design in our drug discovery process. Our lead product candidates – treatments for osteoporosis, cancer, anemia, and graft-vs-host disease, one of the major limitations of allogeneic bone marrow transplantation – all work through small-molecule regulation of cellular processes and are in various stages of clinical and preclinical development. Our benchmark gene regulation platform technologies, ARGENT™, RPD™, and RGE™, already are being used by approximately 400 academic investigators worldwide for scientific research. Commercial licenses to these technologies also are available to pharmaceutical and biotechnology companies for use in their drug discovery efforts and for collaborative development of novel gene and cell therapy products.

      Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.). Except for the gain on the sale of the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2001, we had an accumulated deficit of $92.9 million.

Aventis Relationship

      From November 1995 through December 1999, substantially all of our research revenue and the majority of our research expenses were incurred in collaboration or in partnership with Aventis and its affiliates and the Genomics Center. Subsequent to the sale of our 50% interest in the Genomics Center to Aventis on December 31, 1999, we provided transitional research services to Aventis through the second quarter of fiscal year 2000. We have not provided any services to Aventis since the second quarter of fiscal year 2000.

Results of Operations

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

Revenue

      We recognized research revenue of $1,000 for the quarter ended March 31, 2001 compared to $108,000 for the same period in 2000. The decrease in research revenue for the quarter ending March 31, 2001, when compared to the corresponding period in 2000, is due primarily to the termination of our services agreements with the Genomics Center as a result of the sale of our 50% ownership interest in the Genomics Center. Research revenue in the first quarter of 2000 was comprised principally of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center.

      Interest income increased by $231,000 to $538,000 for the quarter ended March 31, 2001 compared to $307,000 for the same period in 2000 primarily as a result of higher levels of cash, cash equivalents and marketable securities invested during the first quarter of 2001.

Operating Expenses

      Research and development expenses increased to $3.8 million for the quarter ended March 31, 2001 compared to $2.9 million for the same period in 2000 primarily due to a higher level of spending on product development, product manufacturing and external activities in support of clinical trials, and costs associated with the launch of our internet-based initiative to promote the commercialization and licensing of our platform technologies by both corporate and academic researchers.

      General and administrative expenses decreased to $829,000 for the quarter ended March 31, 2001 compared to $977,000 for the corresponding period in 2000 primarily due to decreased professional and legal expenses.

      Interest expense increased to $99,000 for the quarter ended March 31, 2001 from $61,000 for the corresponding period in 2000. The increase resulted from a higher level of long-term debt during the first quarter of 2001.

Operating Results

      We incurred net losses of $4.2 million for the quarter ended March 31, 2001 and $3.5 million for the corresponding period in 2000, or $.15 and $.15 per share, respectively. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

Liquidity and Capital Resources

      We have financed our operations and investments primarily through the private placement and public offering of our securities, and research revenue and other transactions with Aventis, including the sale of our 50% interest in the Genomics Center. In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, interest income, and government sponsored research grants.

      At March 31, 2001, we had cash, cash equivalents and marketable securities totaling $35.0 million and working capital of $32.4 million compared to cash and cash equivalents totaling $39.8 million and working capital of $36.9 million at December 31, 2000.

      The primary sources of cash during the three months ended March 31, 2001 were $22.5 million from sales and maturities of marketable securities and $116,000 from the issuances of stock pursuant to our stock option and employee stock purchase plans. The primary uses of cash during the three months ended March 31, 2001, were $4.0 million to finance our operations and working capital requirements, $7.6 million to acquire marketable securities, $300,000 to repay long-term debt, $289,000 to acquire intellectual property and $235,000 to purchase laboratory equipment.

      Pursuant to the terms of the Equity Facility, on October 12, 2000, we completed the sale of 176,173 shares of common stock to Acqua Wellington at a price of $12.11 per share and received proceeds of approximately $2.1 million. In addition to the transaction under the Equity Facility, on June 27, 2000 we sold 680,851 shares of common stock to Acqua Wellington in a direct equity placement at $11.75 per share for $8.0 million.

      We have substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These fixed commitments currently aggregate in excess of $5.1 million per year and may increase. We will require substantial additional funding for our research and development programs, including preclinical and clinical development, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to us.

      Based on the historical spending levels to support our operations, our available funds will be adequate to satisfy our capital and operating requirements for the next two years. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

      Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading “Cautionary Statement Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission. As a result of these and other factors, actual events or results could differ materially from those described herein.

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

      We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our marketable securities generally consist of corporate debt and U.S. Government securities primarily with maturities of one year or less, but generally less than six months. These securities are classified as “available-for-sale.” “Available-for-sale” securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income). Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any “available-for-sale” security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. These investments are sensitive to interest rate risk. We believe that the effect, if any, of reasonable possible near-term changes in the interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

      At March 31, 2001, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (75 basis points), we would incur approximately $32,000 of additional interest expense per year.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Effective March 30, 2001, Dr. Philip Felig resigned as a director from our Board of Directors, in order to devote more time to his medical practice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

            The following exhibits are filed herewith:

Exhibit
No.	Title

10.1+	Amendment to Executive Employment Agreement with John Iuliucci, Ph.D., dated as of January 1, 2001.

10.2+	Amendment to Executive Employment Agreement with David Berstein, Esq., dated as of January 1, 2001.

(+) Management Contract or Compensation Plan or Arrangement.

(b)	Reports on Form 8-K.

            We filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

By:	/s/ Lee C. Steele ________________________________________________ Lee C. Steele Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 14, 2001

EXHIBIT INDEX

Exhibit
No.	Title

10.1+	Amendment to Executive Employment Agreement with John Iuliucci, Ph.D., dated as of January 1, 2001.

10.2+	Amendment to Executive Employment Agreement with David Berstein, Esq., dated as of January 1, 2001.

(+) Management Contract or Compensation Plan or Arrangement.