Form 10-Q
period 2001-06-30
ARIAD PHARMACEUTICALS INC
filed 2001-08-02
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 0-21696

ARIAD Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3106987 (I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

The number of shares of the Registrant’s common stock outstanding as of July 30, 2001 was 30,071,029.

ARIAD PHARMACEUTICALS, INC.

		Page No.

PART I:	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets – June 30, 2001 and December 31, 2000	1

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

PART II:	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
In thousands, except share data	2001	2000

Current assets:

Cash and cash equivalents	$36,645	$12,543

Marketable securities	8,608	27,238

Inventory and other current assets	1,203	1,347

Total current assets	46,456	41,128

Property and equipment:

Leasehold improvements	12,611	12,606

Equipment and furniture	5,344	4,821

Total	17,955	17,427

Less accumulated depreciation and amortization	15,531	14,914

Property and equipment, net	2,424	2,513

Intangible and other assets, net	5,095	5,172

Total assets	$53,975	$48,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,623	$1,434

Current portion of long-term debt	1,200	1,200

Accrued liabilities	1,790	1,628

Total current liabilities	4,613	4,262

Long-term debt	3,100	3,700

Stockholders’ equity:

Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 30,067,998 shares in 2001 and 27,292,138 shares in 2000	30	27

Additional paid-in capital	144,156	129,761

Deferred compensation	(342)	(217)

Accumulated other comprehensive income (loss)	6	(5)

Accumulated deficit	(97,588)	(88,715)

Total stockholders’ equity	46,262	40,851

Total liabilities & stockholders’ equity	$53,975	$48,813

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands, except share and per share data	2001	2000	2001	2000

Revenue:

Research revenue	$1	$18	$2	$126

Interest income	395	452	933	759

Total revenue	396	470	935	885

Operating expenses:

Research and development *	3,728	2,936	7,496	5,835

General and administrative	1,309	666	2,138	1,643

Interest expense	75	58	174	119

Total operating expenses	5,112	3,660	9,808	7,597

Net loss	$(4,716)	$(3,190)	$(8,873)	$(6,712)

Per common share (basic and diluted):

Net loss	$(.17)	$(.12)	$(.32)	$(.27)

Weighted average number of shares of common stock outstanding	28,132,012	25,549,363	27,724,918	24,635,901

* Includes non-cash stock-based compensation	$70	$53	$137	$73

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

In thousands	2001	2000

Cash flows from operating activities:

Net loss	$(8,873)	$(6,712)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	971	654

Stock-based compensation	137	73

Increase (decrease) from:

Inventory and other current assets	144	20

Other assets	(17)	(396)

Accounts payable	189	(1,110)

Accrued liabilities	162	(1,492)

Net cash used in operating activities	(7,287)	(8,963)

Cash flows from investing activities:

Acquisition of marketable securities	(7,585)	(16,503)

Proceeds from sales and maturities of marketable securities	26,198	4,000

Investment in property and equipment, net	(528)	(94)

Acquisition of intangible assets	(564)	(469)

Net cash provided by (used in) investing activities	17,521	(13,066)

Cash flows from financing activities:

Repayment of borrowings	(600)	(600)

Proceeds from issuance of common stock under equity facility, net of issuance costs	14,174	7,539

Proceeds from exercise of warrants, net	—	11,638

Proceeds from issuance of stock pursuant to stock option and purchase plans	294	4,250

Net cash provided by financing activities	13,868	22,827

Net increase in cash and equivalents	24,102	798

Cash and equivalents, beginning of period	12,543	28,320

Cash and equivalents, end of period	$36,645	$29,118

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which includes consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of U.S. Treasury and U.S. Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less. At June 30, 2001, cash and cash equivalents totaled approximately $36.6 million, compared to approximately $12.5 million at December 31, 2000.

3. Marketable Securities

The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. At June 30, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities each was $8.6 million. Gross unrealized gains and losses were $10,000 and $4,000, respectively, at June 30, 2001. At December 31, 2000, the aggregate fair value and amortized cost of the Company’s marketable securities each was $27.2 million. Gross unrealized gains and losses were $11,000 and $16,000, respectively, at December 31, 2000.

4. Inventory

Inventory is carried at cost using the first in, first out method and is charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials planned to be used for multiple preclinical and clinical drug development programs and amounted to $764,000 and $898,000 at June 30, 2001 and December 31, 2000, respectively.

5. Intangible and Other Assets

Intangible and other assets consist primarily of purchased patents, patent applications, and license deposits. The cost of purchased patents and patent applications and costs incurred in filing patents are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.

6. Long-Term Debt

At June 30, 2001, the Company had a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% in the amount of $4.3 million maturing January 1, 2005. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities under the bank term note, and in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Specifically, unrealized holding gains (losses) on the Company’s available-for-

sale securities are included in stockholders’ equity. Comprehensive income (loss) was not materially different from net loss for all periods presented.

8. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. In 2001 and 2000, stock options and warrants amounting to 2,315,235 and 1,546,279 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been antidilutive.

9. Aventis Relationship

From November 1995 through December 1999, substantially all of the Company’s research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.) and its affiliates and the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”). Subsequent to the sale of the Company’s 50% interest in the Genomics Center to Aventis on December 31, 1999, the Company provided transitional research services to Aventis through the second quarter of fiscal year 2000. The Company has not provided any services to Aventis since the second quarter of fiscal year 2000.

10. Equity Financing Facility

On June 27, 2000, the Company entered into a definitive agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) for an equity financing facility (the “Equity Facility”). Under the terms of the Equity Facility, the Company may, at its option, from time to time, sell up to an aggregate of $75.0 million of its common stock to Acqua Wellington over an 18-month period expiring in December 2001. The Company agreed to issue and sell the shares to Acqua Wellington at a price per share equal to the daily volume weighted average price per share of the Company’s common stock on each date during a specified period during which the shares are to be purchased, less a discount of between 3.5% and 6.0%, or under certain circumstances, less a discount mutually agreed to by the parties. The discount is determined based on the threshold price the Company’s establishes for the applicable period.

Pursuant to the terms of the Equity Facility, in the three months ended June 30, 2001, the Company sold 2,623,827 shares of common stock to Acqua Wellington and received proceeds of $14.2 million. All of the 2,800,000 shares of common stock reserved for sale to Acqua Wellington under the Equity Facility have been sold, and no additional shares of common stock are available for sale pursuant to the current Equity Facility.

11. ARIAD 2001 Stock Plan

Pursuant to the stockholders’ approval at the June 7, 2001 Annual Meeting, the Company adopted the ARIAD Pharmaceuticals, Inc. 2001 Stock Plan (the “2001 Stock Plan”) which provides for awarding up to a maximum of 1,330,000 shares of common stock, pursuant to stock options and stock grants, to officers, directors, employees and consultants of the Company. Options under the 2001 Stock Plan are exercisable as specified in the applicable option certificate, typically over a four-year period, and typically expire ten years from the date of grant. Stock grants under the 2001 Stock Plan are subject to restrictions as specified in the applicable grant certificate.

12. New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method – the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives.

SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The Company believes that the adoption of SFAS No. 141 will not have a material impact on the Company’s financial position or results of operation. The Company is currently evaluating the potential impact of SFAS No. 142.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in developing innovative pharmaceutical product candidates based on small-molecule drugs and our proprietary gene regulation technology platforms. We integrate functional genomics and proteomics, protein engineering, and structure-based drug design in our drug discovery process. Our lead product candidates – treatments for osteoporosis, cancer, anemia, and graft-vs-host disease, one of the major limitations of allogeneic bone marrow transplantation – all work through small-molecule regulation of cellular processes and are in various stages of clinical and preclinical development. Our benchmark gene regulation platform technologies, ARGENT™, RPD™, and RGE™, are already being used by over 400 academic investigators worldwide for scientific research. Commercial licenses to these technologies are also available to pharmaceutical and biotechnology companies for use in their drug discovery efforts and for collaborative development of novel gene and cell therapy products.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.). Except for the gain on the sale of the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of June 30, 2001, we had an accumulated deficit of $97.6 million.

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

Results of Operations

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

Revenue

We recognized research revenue of $1,000 for the quarter ended June 30, 2001 compared to $18,000 for the corresponding period in 2000. The decrease in research revenue for the quarter ending June 30, 2001, when compared to the corresponding period in 2000, is due primarily to the termination of our services agreements with the Genomics Center as a result of the sale of our 50% ownership interest in the Genomics Center. Research revenue in the second quarter of 2000 was comprised principally of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center.

Interest income decreased by $57,000 to $395,000 for the quarter ended June 30, 2001 compared to $452,000 for the corresponding period in 2000, primarily as a result of declining interest rates during the second quarter of 2001, offset slightly by higher levels of cash, cash equivalents and marketable securities invested during the second quarter of 2001.

Operating Expenses

Research and development expenses increased to $3.7 million for the quarter ended June 30, 2001 compared to $2.9 million for the corresponding period in 2000, primarily due to a higher level of spending on product development, product manufacturing and external activities in support of clinical trials.

General and administrative expenses increased to $1.3 million for the quarter ended June 30, 2001 compared to $666,000 for the corresponding period in 2000, primarily due to increased professional fees and personnel expenses.

Interest expense increased to $75,000 for the quarter ended June 30, 2001 from $58,000 for the corresponding period in 2000. The increase resulted primarily from a higher level of long-term debt outstanding during the second quarter of 2001.

Operating Results

We incurred net losses of $4.7 million for the quarter ended June 30, 2001 and $3.2 million for the corresponding period in 2000, or $.17 and $.12 per share, respectively. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

Results of Operations

Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

Revenue

We recognized research revenue of $2,000 for the six months ended June 30, 2001 compared to $126,000 for the corresponding period in 2000. The decrease in research revenue for the six months ending June 30, 2001, when compared to the corresponding period in 2000, is due primarily to the termination of our services agreements with the Genomics Center as a result of the sale of our 50% ownership interest in the Genomics Center. Research revenue for the six months ended June 30, 2000 was comprised principally of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center.

Interest income increased by $174,000 to $933,000 for the six months ended June 30, 2001 compared to $759,000 for corresponding period in 2000, primarily as a result of higher levels of cash, cash equivalents and marketable securities invested, offset by declining interest rates during the six months ended June 30, 2001.

Operating Expenses

Research and development expenses increased to $7.5 million for the six months ended June 30, 2001 compared to $5.8 million for the corresponding period in 2000, primarily due to a higher level of spending on product development, product manufacturing and external activities in support of clinical trials, and costs associated with the launch of our initiatives to promote the commercialization and licensing of our platform technologies by both corporate and academic researchers.

General and administrative expenses increased to $2.1 million for the six months ended June 30, 2001 compared to $1.6 million for the corresponding period in 2000, primarily due to increased professional fees and personnel expenses.

Interest expense increased to $174,000 for the six months ended June 30, 2001 from $119,000 for the corresponding period in 2000. The increase resulted primarily from a higher level of long-term debt outstanding during the 2001 period.

Operating Results

We incurred net losses of $8.9 million for the six months ended June 30, 2001 and $6.7 million for the corresponding period in 2000, or $.32 and $.27 per share, respectively. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our research and development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

At June 30, 2001, we had cash, cash equivalents and marketable securities totaling $45.3 million and working capital of $41.8 million compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $36.9 million at December 31, 2000.

The primary sources of cash during the six months ended June 30, 2001 were $26.2 million from sales and maturities of marketable securities, $14.2 million from the sale of common stock under the terms of the Equity Facility and $294,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans. The primary uses of cash during the six months ended June 30, 2001 were $7.3 million to finance our operations and working capital requirements, $7.6 million to acquire marketable securities, $600,000 to repay long-term debt, $564,000 to acquire intellectual property and $528,000 to purchase laboratory equipment.

Pursuant to the terms of the Equity Facility, we have completed three separate transactions with Acqua Wellington, having sold an aggregate of 2,800,000 shares of common stock and received aggregate proceeds of $16.3 million. In particular, on October 12, 2000, we sold 176,173 shares of common stock at a price of $12.11 per share and received proceeds of $2.1 million; on May 30, 2001, we sold 542,688 shares of common stock at a price of $4.61 per share and received proceeds of $2.5 million; and on June 8, 2001, we sold 2,081,139 shares of common stock at a price of $5.63 per share and received proceeds of $11.7 million. All of the 2,800,000 shares of common stock reserved for sale to Acqua Wellington under the Equity Facility have been sold, and no additional shares of common stock are available for sale pursuant to the current Equity Facility. In addition to the transactions under the Equity Facility, on June 27, 2000, we sold 680,851 shares of common stock to Acqua Wellington in a direct equity placement at a price of $11.75 per share and received proceeds of $8.0 million.

We have substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These fixed commitments currently aggregate in excess of $5.3 million per year and may increase. We will require substantial additional funding for our research and development programs, including preclinical and clinical development, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our investment policy to preserve principal, maintain proper liquidity to meet operating needs and to maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

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

At June 30, 2001, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (67.5 basis points), we would incur approximately $25,000 of additional interest expense per year.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 7, 2001. Of 27,389,739 shares of common stock issued and outstanding and eligible to vote as of the record date of April 19, 2001, a quorum of 23,929,391 shares, or 87.37% of the eligible shares, were present in person or represented by proxy. The following actions were taken at such meeting:

(a)	Re-election of the following Class 1 Directors of the Company:

	Number of Shares
	For	Withheld Authority

John M. Deutch, Ph.D.	22,099,568	1,829,823

Tamar Howson	22,861,275	1,068,116

Ralph Snyderman, M.D.	22,857,555	1,071,836

Jay R. LaMarche and Sandford D. Smith continue to serve as Class 2 Directors of the Company for terms which expire in 2002 and until their successors are duly elected and qualified. Harvey J. Berger, M.D., Vaughn D. Bryson, and Raymond S. Troubh
     continue to serve as Class 3 Directors of the Company for terms which expire in 2003 and until their successors are duly elected and qualified.

(b)	Approval of the ARIAD Pharmaceuticals, Inc. 2001 Stock Plan (the “2001 Stock Plan”) and reservation of 1,330,000 shares of common stock, $0.001 par value per share, for stock options and stock grants which may be awarded under the 2001 Stock Plan. The voting results were: 20,554,398 shares for approval; 3,291,333 shares against approval; 83,485 shares abstaining; and 175 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K

     We filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

By:	/s/ Lee C. Steele Lee C. Steele Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 2, 2001