Form 10-Q
period 2001-09-30
ARIAD PHARMACEUTICALS INC
filed 2001-11-01
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

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

Yes        X                      No
                              ________                               ______

The number of shares of the Registrant’s common stock outstanding as of October 18, 2001 was 30,191,928.

ARIAD PHARMACEUTICALS, INC.

		Page No.

PART I:	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets – September 30, 2001 and December 31, 2000	1

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and 2000	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

PART II:	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share data	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$38,548	$12,543

Marketable securities	1,755	27,238

Inventory and other current assets	1,286	1,347

Total current assets	41,589	41,128

Property and equipment:

Leasehold improvements	12,624	12,606

Equipment and furniture	5,407	4,821

Total	18,031	17,427

Less accumulated depreciation and amortization	15,858	14,914

Property and equipment, net	2,173	2,513

Intangible and other assets, net	5,181	5,172

Total assets	$48,943	$48,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,833	$1,434

Current portion of long-term debt	1,200	1,200

Accrued liabilities	1,565	1,628

Total current liabilities	4,598	4,262

Long-term debt	2,800	3,700

Stockholders’ equity:

Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 30,169,929 shares in 2001 and 27,292,138 shares in 2000	30	27

Additional paid-in capital	144,062	129,761

Deferred compensation	(219)	(217)

Accumulated other comprehensive income (loss)	5	(5)

Accumulated deficit	(102,333)	(88,715)

Total stockholders’ equity	41,545	40,851

Total liabilities & stockholders’ equity	$48,943	$48,813

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except share and per share data	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Research revenue	$1	$1	$3	$127

Interest income	401	663	1,334	1,423

Total revenue	402	664	1,337	1,550

Operating expenses:

Research and development *	3,908	3,193	11,404	9,028

General and administrative *	1,176	705	3,314	2,349

Interest expense	62	53	237	172

Total operating expenses	5,146	3,951	14,955	11,549

Net loss	$(4,744)	$(3,287)	$(13,618)	$(9,999)

Net loss per common share basic and diluted:	$(.16)	$(.12)	$(.48)	$(.40)

Weighted average number of shares of common stock outstanding	30,081,817	26,943,454	28,510,551	25,405,085

* Includes non-cash stock-based compensation (benefit)/expense
Research and development	$(57)	$58	$30	$131

General and administrative	$25	$—	$75	$—

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

In thousands	2001	2000

Cash flows from operating activities:

Net loss	$(13,618)	$(9,999)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,429	1,134

Stock-based compensation	105	131

Increase (decrease) from:

Inventory and other current assets	61	27

Other assets	(26)	(398)

Accounts payable	398	(872)

Accrued liabilities	(62)	(2,189)

Net cash used in operating activities	(11,713)	(12,166)

Cash flows from investing activities:

Acquisition of marketable securities	(7,585)	(38,666)

Proceeds from sales and maturities of marketable securities	33,048	8,156

Investment in property and equipment	(604)	(186)

Acquisition of intangible assets	(770)	(746)

Net cash provided by (used in) investing activities	24,089	(31,442)

Cash flows from financing activities:

Repayment of borrowings	(900)	(900)

Proceeds from issuance of common stock under equity facility, net of issuance costs	14,119	7,539

Proceeds from exercise of warrants, net of issuance costs	—	11,638

Proceeds from issuance of stock pursuant to stock option and purchase plans	410	4,611

Net cash provided by financing activities	13,629	22,888

Net increase (decrease) in cash and equivalents	26,005	(20,720)

Cash and equivalents, beginning of period	12,543	28,320

Cash and equivalents, end of period	$38,548	$7,600

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.     Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the results of its cash flows for the nine months ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which includes consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998.

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of U.S. Treasury and U.S. Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less. At September 30, 2001, cash and cash equivalents totaled approximately $38.5 million, compared to approximately $12.5 million at December 31, 2000.

3.     Marketable Securities

The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. The Company’s marketable securities generally consist of corporate debt and U.S. Government securities primarily with maturities of one year or less, but generally less than six months. At September 30, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities each was $1.8 million. Gross unrealized gains and losses were $7,000 and $2,000, respectively, at September 30, 2001. At December 31, 2000, the aggregate fair value and amortized cost of the Company’s marketable securities each was $27.2 million. Gross unrealized gains and losses were $11,000 and $16,000, respectively, at December 31, 2000.

4.     Inventory

Inventory is carried at cost using the first in, first out method and is charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials planned to be used for multiple preclinical and clinical development programs and amounted to $720,000 and $898,000 at September 30, 2001 and December 31, 2000, respectively.

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

6.     Long-Term Debt

At September 30, 2001, the Company has a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% in the amount of $4.0 million maturing January 1, 2005. The bank term note is collateralized by all assets of the Company. The Company may, at its option, pledge marketable securities under the bank term note, and in such event, the interest rate would be adjusted to the equivalent of 90-day LIBOR plus 1.25%.

7.     Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Specifically, unrealized holding gains (losses) on the Company’s available-for-sale securities are included in stockholders’ equity. Comprehensive income (loss) was not materially different from net loss for all periods presented.

8.     Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. In 2001 and 2000, stock options and warrants amounting to 2,649,987 and 3,126,916 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been antidilutive.

9.     Aventis Relationship

From November 1995 through December 1999, substantially all of the Company’s research revenue and the majority of its research expenses were incurred in collaboration or in partnership with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.) and its affiliates and the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”). Subsequent to the sale of the Company’s 50% interest in the Genomics Center to Aventis on December 31, 1999, the Company provided transitional research services to Aventis through the second quarter of year 2000 and has not provided any services to Aventis since then.

10.     Equity Financing Facility

On June 27, 2000, the Company entered into a definitive agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) for an equity financing facility (the “Equity Facility”) to sell up to an aggregate of $75.0 million of its common stock but limited to no more than 2,800,000 shares. Pursuant to the terms of the Equity Facility, in the three months ended June 30, 2001, the Company sold 2,623,827 shares of common stock to Acqua Wellington and received gross proceeds of $14.2 million. As of September 30, 2001, all of the 2,800,000 shares of common stock reserved for sale to Acqua Wellington under the Equity Facility have been sold, and no additional shares of common stock are available for sale pursuant to the Equity Facility.

11.     Shelf Registration

On June 22, 2001, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (the “Commission”) for the issuance of up to 4,500,000 shares of its common stock, which was declared effective by the Commission on August 1, 2001. The shares are available for sale at the Company’s discretion.

12.     ARIAD 2001 Stock Plan

Pursuant to the stockholders’ approval at the June 7, 2001 Annual Meeting, the Company adopted the ARIAD Pharmaceuticals, Inc. 2001 Stock Plan (the “2001 Stock Plan”) which provides for awarding up to a maximum of 1,330,000 shares of common stock, pursuant to stock options and stock grants, to officers, directors, employees and consultants of the Company. Options under the 2001 Stock Plan are exercisable as specified in the applicable option certificate, typically over a four-year period, and typically expire ten years from the date of grant. Stock grants under the 2001 Stock Plan are subject to further restrictions as specified in the applicable grant certificate.

13.     New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method – the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company’s financial position or results of operation.

14.     Subsequent Event

On October 31, 2001, the Company sold 1,927,712 shares of its common stock to institutional investors at a price of $4.15 per share and received gross proceeds of $8.0 million (before commissions and expenses). The shares were issued pursuant to the universal shelf registration filed by the Company on June 22, 2001 and declared effective on August 1, 2001 by the Securities and Exchange Commission.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Our lead product candidates – treatments for bone metastases and bone pain, osteoporosis, cancer, anemia and graft-vs-host disease following T cell immunotherapy – all were developed through the integration of genomics, proteomics and structure-based drug design. Our RegTech cell-signaling regulation technologies are being used by almost 500 academic investigators providing a robust source of potential new technologies, drug targets and product candidates that we may develop. We also have an exclusive license to pioneering technology related to the discovery and development of drugs that modulate the cellular protein, NFκB, and its associated pathways, which regulate the transcription of key genes involved in many major diseases.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals Inc. (“Aventis”) (formerly known as Hoechst Marion Roussel, Inc.). Except for the gain on the sale of the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of September 30, 2001, we had an accumulated deficit of $102.3 million.

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

Results of Operations

Three Months Ended September 30, 2001 Compared with the Three Months Ended
September 30, 2000

Revenue

Interest income decreased by $262,000 to $401,000 for the quarter ended September 30, 2001 compared to $663,000 for the corresponding period in 2000, primarily as a result of declining interest rates during the third quarter of 2001.

Operating Expenses

Research and development expenses increased by $715,000 to $3.9 million for the quarter ended September 30, 2001 compared to $3.2 million for the corresponding period in 2000, primarily due to a higher level of spending on product development, product manufacturing and external activities in support of clinical trials and increased personnel and overhead expenses.

General and administrative expenses increased by $471,000 to $1.2 million for the quarter ended September 30, 2001 compared to $705,000 for the corresponding period in 2000, primarily due to increased professional fees and personnel expenses.

Interest expense increased by $9,000 to $62,000 for the quarter ended September 30, 2001 from $53,000 for the corresponding period in 2000. The increase resulted primarily from a higher level of long-term debt outstanding during the third quarter of 2001.

Operating Results

We incurred net losses of $4.7 million for the quarter ended September 30, 2001 and $3.3 million for the corresponding period in 2000, or $.16 and $.12 per share, respectively. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

Results of Operations

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended
September 30, 2000

Revenue

We recognized research revenue of $3,000 for the nine months ended September 30, 2001 compared to $127,000 for the corresponding period in 2000. The decrease in research revenue for the nine months ending September 30, 2001, when compared to the corresponding period in 2000, is due primarily to the termination of our services agreements with the Genomics Center as a result of the sale of our 50% ownership interest in the Genomics Center. Research revenue for the nine months ended September 30, 2000 was comprised principally of transitional research revenue for services provided to Aventis following the December 31, 1999 sale of our interest in the Genomics Center.

Interest income decreased by $89,000 to $1.3 million for the nine months ended September 30, 2001 compared to $1.4 million for corresponding period in 2000, primarily as a result of declining interest rates during the nine months ended September 30, 2001.

Operating Expenses

Research and development expenses increased by $2.4 million to $11.4 million for the nine months ended September 30, 2001 compared to $9.0 million for the corresponding period in 2000, primarily due to a higher level of spending on product development, product manufacturing and external activities in support of clinical trials, and costs associated with the launch of our initiatives to promote the commercialization and licensing of our gene regulation technologies by both corporate and academic researchers and increased personnel and overhead expenses.

General and administrative expenses increased by $1.0 million to $3.3 million for the nine months ended September 30, 2001 compared to $2.3 million for the corresponding period in 2000, primarily due to increased professional fees and personnel expenses.

Interest expense increased by $65,000 to $237,000 for the nine months ended September 30, 2001 from $172,000 for the corresponding period in 2000. The increase resulted primarily from a higher level of long-term debt outstanding during the 2001 period.

Operating Results

We incurred net losses of $13.6 million for the nine months ended September 30, 2001 and $10.0 million for the corresponding period in 2000, or $.48 and $.40 per share, respectively. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

Liquidity and Capital Resources

We have financed our operations and investments primarily through the private placement and public offering of our securities, and research revenue and other transactions with Aventis, including the sale of our 50% interest in the Genomics Center in December 1999. In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, interest income, and government sponsored research grants.

At September 30, 2001, we had cash, cash equivalents and marketable securities totaling $40.3 million and working capital of $37.0 million compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $36.9 million at December 31, 2000.

The primary sources of cash during the nine months ended September 30, 2001 were $33.0 million of proceeds from sales and maturities of marketable securities, $14.1 million from the sale of common stock under the terms of the Equity Facility and $410,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans. The primary uses of cash during the nine months ended September 30, 2001 were $11.7 million to finance our operations and working capital requirements, $7.6 million to acquire marketable securities, $900,000 to repay long-term debt, $770,000 to acquire intellectual property and $604,000 to purchase laboratory equipment.

Pursuant to the terms of the Equity Facility, we completed three separate transactions with Acqua Wellington, having sold an aggregate of 2,800,000 shares of common stock and received aggregate proceeds of $16.3 million. More specifically, on October 12, 2000, we sold 176,173 shares of common stock at a price of $12.11 per share and received proceeds of $2.1 million; on May 30, 2001, we sold 542,688 shares of common stock at a price of $4.61 per share and received proceeds of $2.5 million; and on June 8, 2001, we sold 2,081,139 shares of common stock at a price of $5.63 per share and received proceeds of $11.7 million. All of the 2,800,000 shares of common stock reserved for sale to Acqua Wellington under the Equity Facility have been sold, and no additional shares of common stock are available for sale pursuant to the Equity Facility. In addition to the transactions under the Equity Facility, on June 27, 2000, we sold 680,851 shares of common stock to Acqua Wellington in a direct equity placement at a price of $11.75 per share and received proceeds of $8.0 million.

On October 31, 2001, we sold 1,927,712 shares of our common stock to institutional investors at a price of $4.15 per share and received gross proceeds of $8.0 million (before commissions and expenses). The shares were issued pursuant to the universal shelf registration filed by us on June 22, 2001 and declared effective on August 1, 2001 by the Securities and Exchange Commission.

We have substantial fixed commitments under various research and licensing agreements, consulting and employment agreements, lease agreements and a long-term debt instrument. These fixed commitments currently aggregate in excess of $5.8 million per year and may increase. We will require substantial additional funding for our research and development programs, including preclinical and clinical development, for operating expenses, for the pursuit of regulatory approvals of our product candidates and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to us.

Based on the historical spending levels to support our operations, our available funds will be adequate to satisfy our capital and operating requirements for approximately the next two years. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are forward-looking statements. Such statements are identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on our current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, events and performance to differ materially from those referred to or implied in such statements. These risks include, but are not limited to, risks and uncertainties regarding our preclinical studies, our ability to conduct clinical trials of our product candidates and the results of such trials, as well as risks and uncertainties relating to economic conditions, markets, products, competition, intellectual property, services and prices, key employees, future capital needs, dependence on our collaborators and other factors. These risks are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our investment policy to preserve principal, to maintain proper liquidity to meet operating needs and to maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our marketable securities generally consist of corporate debt and U.S. Government securities primarily with maturities of one year or less, but generally less than six months. These securities are classified as “available-for-sale.” “Available-for-sale” securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any “available-for-sale” security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. These investments are sensitive to interest rate risk. We believe that the effect, if any, of reasonable possible near-term changes in the interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

At September 30, 2001, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (55 basis points), we would incur approximately $20,000 of additional interest expense per year.

PART II.     OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

Mr. Lee C. Steele resigned his position as Chief Financial Officer and Treasurer of the Company effective October 8, 2001. He will continue as Senior Vice President. Mr. Brian Lajoie, former Vice President of Finance at Biopure Corporation, a biotechnology company, was appointed Interim Chief Financial Officer.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K

We filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

By: /s/ Brian A. Lajoie Brian A. Lajoie Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 1, 2001