Form 10-Q
period 2002-03-31
ARIAD PHARMACEUTICALS INC
filed 2002-05-09
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes                       X                       No

     The number of shares of the Registrant’s common stock outstanding as of April 22, 2002 was 32,433,188.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Ex-10.1 Executive Employment Agreement

ARIAD PHARMACEUTICALS, INC.

		Page No.

PART I:	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

PART II:	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	10

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
In thousands, except share and per share data	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$41,400	$46,742
Marketable securities	441	444
Inventory and other current assets	892	1,010

Total current assets	42,733	48,196

Property and equipment:
Leasehold improvements	12,633	12,624
Equipment and furniture	5,443	5,417

Total	18,076	18,041
Less accumulated depreciation and amortization	(16,517)	(16,190)

Property and equipment, net	1,559	1,851

Intangible and other assets, net	5,645	5,314

Total assets	$49,937	$55,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,443	$1,443
Accounts payable	1,574	1,505
Accrued compensation and benefits	751	1,073
Accrued product development expenses	1,645	578
Other accrued expenses	559	822

Total current liabilities	5,972	5,421

Long-term debt	6,484	6,847

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 32,418,371 shares in 2002 and 32,146,774 shares in 2001	32	32
Additional paid-in capital	152,171	151,638
Deferred compensation	(81)	(106)
Accumulated other comprehensive income		3
Accumulated deficit	(114,641)	(108,474)

Total stockholders’ equity	37,481	43,093

Total liabilities & stockholders’ equity	$49,937	$55,361

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and	Three Months Ended
per share data	March 31,

	2002	2001

Research revenue		$1

Operating expenses:
Research and development *	$5,099	3,768
General and administrative	1,184	829

Total operating expenses	6,283	4,597

Loss from operations	(6,283)	(4,596)

Other income (expense):
Interest income	201	538
Interest expense	(85)	(99)

Total other income	116	439

Net loss	$(6,167)	$(4,157)

Net loss per common share (basic and diluted):	$(.19)	$(.15)

Weighted average number of shares of common stock outstanding	32,317,924	27,317,824

* Includes non-cash stock-based compensation expense	$22	$67

Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

In thousands	2002	2001

Cash flows from operating activities:
Net loss	$(6,167)	$(4,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	457
Stock-based compensation	22	67
Increase (decrease) from:
Inventory and other current assets	118	(44)
Other assets	(34)	(66)
Accounts payable	70	(25)
Accrued compensation and benefits	(322)	(39)
Accrued product development expenses	1,067	(118)
Other accrued expenses	(263)	(109)

Net cash used in operating activities	(5,043)	(4,034)

Cash flows from investing activities:
Acquisition of marketable securities		(7,585)
Proceeds from sales and maturities of marketable securities		22,509
Investment in property and equipment	(35)	(235)
Acquisition of intangible assets	(435)	(289)

Net cash provided by (used in) investing activities	(470)	14,400

Cash flows from financing activities:
Repayment of borrowings	(363)	(300)
Proceeds from issuance of stock pursuant to stock option and purchase plans	534	117

Net cash provided by (used in) financing activities	171	(183)

Net increase (decrease) in cash and equivalents	(5,342)	10,183
Cash and equivalents, beginning of period	46,742	12,543

Cash and equivalents, end of period	$41,400	$22,726

Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which includes consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less and money market accounts. At March 31, 2002, cash and cash equivalents totaled approximately $41.4 million, compared to approximately $46.7 million at December 31, 2001.

3. Marketable Securities

The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. At March 31, 2002 and December 31, 2001, all of the Company’s marketable securities consisted of corporate debt securities. At March 31, 2002, all marketable securities had contractual maturities of less than six months.

At March 31, 2002, the aggregate fair value and amortized cost of the Company’s marketable securities each was $441,000. At December 31, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities each was $444,000 and $441,000, respectively. Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2001.

4. Inventory

Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials to be used for preclinical and clinical development programs and amounted to $459,000 and $682,000 at March 31, 2002 and December 31, 2001, respectively.

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

6. Long-Term Debt

At March 31, 2002, the Company had a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% (5.75% at March 31, 2002) in the amount of $7.2 million maturing January 1, 2005, payable in monthly installments of $100,000 plus interest. The bank term note is collateralized by all assets of the Company with the exception of the assets to collateralize the General Electric Capital Corporation (“G.E.”) term note discussed below. The Company may, at its discretion, pledge marketable securities under the bank term note, and in such event, the interest rate is adjusted to the equivalent of 90-day LIBOR plus 1.25%. No securities were pledged at March 31, 2002.

The bank term note agreement contains certain covenants that would require consent from the bank to (i) change the Company’s Chief Executive Officer, (ii) increase indebtedness, (iii) increase capital spending and stock redemption, and (iv) make dividend distributions, and requires the Company to pledge its marketable securities or maintain minimum levels of tangible net worth of $15.0 million, working capital of $7.0 million and liquid assets of $15.0 million plus the outstanding principal balance of the G. E. term note, all as defined in the agreement.

The G.E. term note, which provides for borrowings up to $1.2 million, is collateralized by certain equipment and leasehold improvements of the Company. At March 31, 2002, the Company has drawn down $790,000 and has available $410,000 remaining to be drawn down on the note. As of March 31, 2002, the G.E. term note had an outstanding balance of $727,000 bearing interest at 9.51% payable in monthly installments of $25,104, which includes interest, through December 2004. The G.E. term note contains a covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Specifically, unrealized holding gains (losses) on the Company’s available-for-sale securities are included in accumulated other comprehensive income in stockholders’ equity. Comprehensive income (loss) was not materially different from net loss for all periods presented.

8. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2002 and 2001, options to purchase 1,078,155 and 1,684,088 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

9. Common Stock Shelf Registration

At March 31, 2002, the Company had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission.

10. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No.142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No.141 and SFAS No. 142 on January 1, 2002, did not have any material effect on the Company’s financial position or results of operation.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002, did not have any effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. Our lead product candidates — treatments for cancer, cancer that has spread to bone, or bone metastases, anemia, graft-vs-host disease following T cell immunotherapy, and osteoporosis — all were developed through the integration of genomics, proteomics and structure-based drug design. We have an exclusive license to pioneering technology related to the discovery, development and use of drugs that modulate the cellular protein, NF-kB, and other targets in its pathway, which regulate key genes involved in many major diseases.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and substantially all revenue to date has been received in connection with our previous collaborations with Aventis Pharmaceuticals, Inc. (formerly known as Hoechst Marion Roussel, Inc.) and its affiliates which ended December 31, 1999.

Except for the gain on the sale of our 50% interest in our genomics joint venture with Aventis Pharmaceuticals, Inc. in December 1999, which resulted in net income for fiscal year 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2002, we had an accumulated deficit of $114.6 million.

Our business plan aims to balance near-term revenues from licensing with longer-term product development. To achieve this goal, we plan to develop our lead product candidates at least through phase 2 clinical trials, establish the commercial infrastructure to market our hematology and oncology lead products in the United States, pursue a worldwide partner for our osteoporosis product candidate and partners for our hematology and oncology lead products outside the United States, generally after obtaining phase 2 clinical data, license our cell-signaling regulation technologies and our NF-kB intellectual property portfolio to biotechnology and pharmaceutical companies to accelerate their genomics, proteomics and drug discovery programs, and partner our cell-signaling regulation technologies for joint development of novel products, especially with companies that have proprietary therapeutic genes, cellular systems (e.g., stem cells) or gene delivery vectors. However, there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams. At March 31, 2002, we had not entered into any collaborative agreements that would generate revenue in 2002.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants and the carrying value of intangible assets. In determining stock-based compensation expense, we utilize a financial model that takes into account, among other things, the price and volatility of our common stock, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors results in uneven expense charges to our statement of operations.

At March 31, 2002, we reported $5.6 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying intangible assets. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

Operating Expenses

Research and development expenses increased by 35% to $5.1 million for the quarter ended March 31, 2002 compared to $3.8 million for the corresponding period in 2001. This $1.3 million increase in the first quarter 2002 as compared to those expenses incurred in the first quarter 2001 was primarily due to higher levels of spending on product development of $70,000; product manufacturing of $520,000; external activities in support of clinical trials of $297,000; and increased personnel and overhead expenses of $452,000. We expect our research and development expenses to increase over the next year as a result of our continued expansion of our product development programs, clinical trials and product manufacturing. However, the amount of such increase in research and development spending will be determined, in part, by our ability to attract additional capital or to realize revenue through partnerships, licensing, joint ventures or similar arrangements.

General and administrative expenses increased by 43% to $1.2 million for the quarter ended March 31, 2002 compared to $829,000 for the corresponding period in 2001. This $355,000 increase in the first quarter 2002 as compared to those expenses incurred in the first quarter 2001 was primarily due to increased professional fees of $95,000 and personnel expenses of $209,000.

Interest Income/Expense

Interest income decreased by $337,000 to $201,000 for the quarter ended March 31, 2002 compared to $538,000 for the corresponding period in 2001, primarily as a result of lower interest rates during the first quarter of 2002.

Interest expense decreased to $85,000 for the quarter ended March 31, 2002 from $99,000 for the corresponding period in 2001. The decrease resulted primarily from lower interest rates during the first quarter of 2002 offset somewhat by a higher level of long-term debt outstanding during the first quarter of 2002.

Operating Results

We reported a loss from operations of $6.3 million for the quarter ended March 31, 2002 compared to a loss from operations of $4.6 million for the corresponding period ended March 31, 2001, an increase in loss of $1.7 million or 36%. We expect operating losses will increase and be substantial for several more years as our product development activities expand, and these losses are expected to fluctuate as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $6.2 million for the quarter ended March 31, 2002 compared to a net loss of $4.2 million for the corresponding period in 2001, or $.19 and $.15 per share (basic and diluted), respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through the private placement and public offering of our equity securities and through research revenue and other transactions with Aventis. In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, interest income, and government-sponsored research grants.

At March 31, 2002, we had cash, cash equivalents and marketable securities totaling $41.8 million and working capital of $36.8 million compared to cash, cash equivalents and marketable securities totaling $47.2 million and working capital of $42.8 million at December 31, 2001.

The primary uses of cash during the three months ended March 31, 2002 were $5.0 million to finance our operations and working capital requirements, $363,000 to repay long-term debt, $435,000 to acquire intellectual property and $35,000 to purchase laboratory equipment. The primary source of cash during the three months ended March 31, 2002 was $534,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans.

At March 31, 2002, we had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission.

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2002:

In thousands	Payments Due By Period

			2003	2006
		In	through	through	After
Contractual Obligations	Total	2002	2005	2007	2007

Long-term debt	$8,290	$1,443	$6,847	$—	$—
Operating leases	5,196	1,520	2,432	1,245	—
Other long-term obligations*	7,165	3,405	3,200	397	162

Total fixed contractual obligations	$20,651	$6,368	$12,479	$1,642	$162

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or other arrangements with collaborative partners or from other sources, may not be available when needed or on terms acceptable to us.

Based on the historical spending levels to support our operations, we believe our available funds will be adequate to satisfy our capital and operating requirements for slightly more than one and a half years. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are forward-looking statements. Such statements are identified by the use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on our current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to conduct preclinical and clinical studies of our product candidates and the results of such studies, regulatory oversight, intellectual property claims, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on our collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed in our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result of these and other factors, actual events or results could differ materially from those described herein.

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

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our marketable securities generally consist of corporate debt and U.S. Government securities primarily with maturities of one year or less, but generally less than six months. These securities are classified as “available-for-sale.” “Available-for-sale” securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any “available-for-sale” security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. These investments are sensitive to interest rate risk. We believe that the effect, if any, of reasonable possible near-term changes in the interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

We have an executive compensation plan which provides a deferred compensation benefit for certain executives and key employees. Under the plan, benefits are deferred and generally vest over four years. The benefits obligation is recorded as compensation and a liability based on the underlying fair market value of the obligation as it vests. As of March 31, 2002, in the event of a hypothetical 10% increase in the underlying fair market value of the obligation, we would incur approximately $53,000 of additional compensation expense per year.

At March 31, 2002, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (47.5 basis points), we would incur approximately $35,000 of additional interest expense per year.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective May 6, 2002, Brian A. Lajoie resigned as Interim Chief Financial Officer, and Edward M. Fitzgerald was appointed Senior Vice President, Chief Financial Officer, and Treasurer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibit is filed herewith:

10.1+ Executive Employment Agreement with Edward M. Fitzgerald, dated as of May 6, 2002.

(+)	Management Contract or Compensation Plan or Arrangement.

(b)	Reports on Form 8-K

We filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

By: /s/ Harvey J. Berger, M.D. ————————————————————————— Harvey J. Berger, M.D. Chairman and Chief Executive Officer

Date: May 9, 2002

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Executive Employment Agreement with Edward M. Fitzgerald, dated as of May 6, 2002.

(+) Management Contract or Compensation Plan or Arrangement.