Form 10-Q
period 2002-06-30
ARIAD PHARMACEUTICALS INC
filed 2002-07-31
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes             No

The number of shares of the Registrant’s common stock outstanding as of July 29, 2002 was 32,538,768.

ARIAD PHARMACEUTICALS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
In thousands, except share and per share data	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$35,982	$46,742

Marketable securities		444

Inventory and other current assets	701	1,010

Total current assets	36,683	48,196

Property and equipment:

Leasehold improvements	12,635	12,624

Equipment and furniture	5,504	5,417

Total	18,139	18,041

Less accumulated depreciation and amortization	(16,834)	(16,190)

Property and equipment, net	1,305	1,851

Intangible and other assets, net	5,730	5,314

Total assets	$43,718	$55,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$1,458	$1,443

Accounts payable	2,576	1,505

Accrued compensation and benefits	872	1,073

Accrued product development expenses	1,049	578

Other accrued expenses	888	822

Deferred revenue	37

Total current liabilities	6,880	5,421

Long-term debt	6,185	6,847

Stockholders’ equity:

Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 32,521,975 shares in 2002 and 32,146,774 shares in 2001	33	32

Additional paid-in capital	152,352	151,638

Deferred compensation	(48)	(106)

Accumulated other comprehensive income		3

Accumulated deficit	(121,684)	(108,474)

Total stockholders’ equity	30,653	43,093

Total liabilities & stockholders’ equity	$43,718	$55,361

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and	Three Months Ended		Six Months Ended
per share data	June 30,		June 30,

	2002	2001	2002	2001

Research revenue	$13	$1	$13	$2

Operating expenses:

Research and development *	6,028	3,728	11,127	7,496

General and administrative	1,655	1,309	2,839	2,138

Total operating expenses	7,683	5,037	13,966	9,634

Loss from operations	(7,670)	(5,036)	(13,953)	(9,632)

Other income (expense):

Interest income	180	395	381	933

Interest expense	(87)	(75)	(172)	(174)

Other income	534		534

Total other income	627	320	743	759

Net loss	$(7,043)	$(4,716)	$(13,210)	$(8,873)

Net loss per common share (basic and diluted):	$(.22)	$(.17)	$(.41)	$(.32)

Weighted average number of shares of common stock outstanding	32,452,353	28,132,012	32,385,139	27,724,918

* Includes non-cash stock-based compensation expense (income)	$(22)	$70	$—	$137

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

In thousands	2002	2001

Cash flows from operating activities:

Net loss	$(13,210)	$(8,873)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	929	971

Stock-based compensation		137

Increase (decrease) from:

Inventory and other current assets	309	144

Other assets	(40)	(17)

Accounts payable	1,071	189

Accrued compensation and benefits	50	93

Accrued product development expenses	(24)	67

Other accrued expenses	311	2

Deferred revenue	37

Net cash used in operating activities	(10,567)	(7,287)

Cash flows from investing activities:

Acquisition of marketable securities		(7,585)

Proceeds from sales and maturities of marketable securities	442	26,198

Investment in property and equipment	(99)	(528)

Acquisition of intangible assets	(661)	(564)

Net cash provided by (used in) investing activities	(318)	17,521

Cash flows from financing activities:

Repayment of borrowings	(724)	(600)

Proceeds from long-term debt borrowings	77

Proceeds from the issuance of common stock under equity facility, net of issuance costs		14,174

Proceeds from issuance of stock pursuant to stock option and purchase plans	772	294

Net cash provided by financing activities	125	13,868

Net increase (decrease) in cash and equivalents	(10,760)	24,102

Cash and equivalents, beginning of period	46,742	12,543

Cash and equivalents, end of period	$35,982	$36,645

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which includes consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less and money market accounts. At June 30, 2002, cash and cash equivalents totaled approximately $36.0 million, compared to approximately $46.7 million at December 31, 2001.

3. Marketable Securities

The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. At June 30, 2002, the Company held no marketable securities. At December 31, 2001, all of the Company’s marketable securities consisted of corporate debt securities.

At December 31, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities were $444,000 and $441,000, respectively. Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2001.

4. Inventory

Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials to be used for preclinical and clinical development programs and amounted to $275,000 and $682,000 at June 30, 2002 and December 31, 2001, respectively.

5. Intangible and Other Assets

Intangible and other assets consist primarily of purchased patents, patent applications and costs, licenses and deposits. The cost of purchased patents and patent applications and costs incurred in filing patents are capitalized. Capitalized costs related to patent applications are expensed when it becomes determinable that such applications will not be pursued. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.

6. Long-Term Debt

At June 30, 2002, the Company had a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% (5.75% at June 30, 2002) in the amount of $6.9 million maturing January 1, 2005, payable in monthly installments of $100,000 plus interest. The bank term note is collateralized by all assets of the Company with the exception of the assets that collateralize the General Electric Capital Corporation (“G.E.”) term note discussed below. The Company may, at its discretion, pledge marketable securities under the bank term note, and in such event, the interest rate is adjusted to the equivalent of 90-day LIBOR plus 1.25%. No securities were pledged at June 30, 2002.

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

The G.E. term note, which provides for borrowings up to $1.2 million, is collateralized by certain equipment and leasehold improvements of the Company. At June 30, 2002, the Company has drawn down $867,000 and has available an additional $333,000 remaining to be drawn down on the note. As of June 30, 2002, the G.E. term note had an outstanding balance of $743,000 bearing interest at a weighted average rate of 9.48% payable in monthly installments, including interest, of $27,015, through December 2004 and $1,911 from January 2005 through June 2006. The G.E. term note contains a covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million.

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

8. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the six months ended June 30, 2002 and 2001, options to purchase 5,386,279 and 4,226,317 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

9. Common Stock Shelf Registration

At June 30, 2002, the Company had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission.

10. Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenue is principally comprised of license fees received under license agreements that the Company has entered into that allows for the review and evaluation of certain technology owned by the Company. Revenue is recognized when earned over the life of the agreement.

11. Other Income

Other income consists of a tax refund of $534,000. In March 2002, the “Job Creation and Worker Assistance Act of 2002 (the “Act”)” was signed into law. The Act allows taxpayers to carry back net operating losses incurred in 2001 and 2002 to the five prior tax years. Prior tax law limited the carry back to two years. In addition, the Act also suspended certain limitations on the utilization of Alternative Minimum Tax net operating losses. As a result of the Act, the Company was able to carry back a portion of its net loss for the year ended December 31, 2001 to recover taxes paid attributable to the sale of the Company’s 50% interest in the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) to Aventis Pharmaceuticals, Inc. on December 31, 1999. As a result of the sale, the Company had recorded a net gain of $46.4 million, net of $534,000 in Alternative Minimum Tax in 1999 in other income.

12. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method – the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have any material effect on the Company’s financial position or results of operation.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. Our lead product candidates – treatments for cancer, cancer that has spread to bone, or bone metastases, anemia, graft-vs-host disease following T cell immunotherapy, and osteoporosis – all were developed through the integration of genomics, proteomics and structure-based drug design. We have an exclusive license to pioneering technology related to the discovery, development and use of drugs that modulate the cellular protein, NF-kB, and other targets in its pathway, which regulate key genes involved in many major diseases.

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

Except for the gain on the sale of our 50% interest in our genomics joint venture with Aventis Pharmaceuticals, Inc. in December 1999, which resulted in net income for fiscal year 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of June 30, 2002, we had an accumulated deficit of $121.7 million.

Our business plan aims to balance potential near-term revenues from licensing of our intellectual property and technology with longer-term product development. To achieve this goal, we plan to develop our lead product candidates at least through phase 2 clinical trials, establish the commercial infrastructure to market our portfolio of hematology and oncology product candidates in the United States, pursue a worldwide partner for our osteoporosis product candidate and partners for our hematology and oncology products outside the United States generally after obtaining phase 2 clinical data, license our cell-signaling regulation technologies, including our
NF-kB intellectual property portfolio, to biotechnology and pharmaceutical companies to accelerate their research programs and to enable their sale of products covered by our patents. In addition, we may partner our cell-signaling regulation technologies for joint development of novel products, especially with companies that have proprietary therapeutic genes, cellular systems (e.g., stem cells) or gene delivery vectors. However, there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants and the carrying value of intangible assets. In determining stock-based compensation expense, we utilize a financial model that takes into account, among other things, the price and volatility of our common stock, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statement of operations.

At June 30, 2002, we reported $5.6 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying intangible assets. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.

Results of Operations

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30,  2001

Research Revenue

We recognized research revenue of $13,000 for the quarter ended June 30, 2002 compared to $1,000 for the corresponding period in 2001. Research revenue for 2002 results from a license agreement that we have entered into which provides for the review and evaluation of certain technologies we own. Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Operating Expenses

Research and development expenses increased by 62% to $6.0 million for the quarter ended June 30, 2002 compared to $3.7 million for the corresponding period in 2001. This $2.3 million increase was primarily due to higher levels of spending on product development of $205,000, product manufacturing of $691,000, external activities in support of clinical trials of $975,000, and increased personnel and overhead expenses of $418,000. We expect that our research and development expenses will remain at approximately the current levels over the next year, although they may fluctuate from quarter to quarter, as a result of our product development programs, clinical trials and product manufacturing. However, the amount of our research and development spending will be determined, in part, by our ability to attract additional capital or to realize revenue through partnerships, licensing, joint ventures or similar arrangements.

General and administrative expenses increased by 26% to $1.7 million for the quarter ended June 30, 2002 compared to $1.3 million for the corresponding period in 2001. This $346,000 increase was primarily due to increased professional fees of $204,000 and personnel expenses of $73,000.

Interest Income/Expense

Interest income decreased by $215,000 to $180,000 for the quarter ended June 30, 2002 compared to $395,000 for the corresponding period in 2001, primarily as a result of lower interest rates during the second quarter of 2002.

Interest expense increased to $87,000 for the quarter ended June 30, 2002 from $75,000 for the corresponding period in 2001. The increase resulted primarily from a higher level of long-term debt outstanding during the second quarter of 2002 offset somewhat by lower interest rates during the second quarter of 2002.

Other Income

Other income consists of a one-time tax refund of $534,000 recognized in the quarter ended June 30, 2002, due to changes in the tax laws. As a result of such changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain on the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax and reported the gain in other income.

Operating Results

We reported a loss from operations of $7.7 million for the quarter ended June 30, 2002 compared to a loss from operations of $5.0 million for the corresponding period ended June 30, 2001, an increase in loss of $2.7 million or 52%. We expect operating losses will be substantial for several more years as our product development activities continue, and these losses are expected to fluctuate as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $7.0 million for the quarter ended June 30, 2002 compared to a net loss of $4.7 million for the corresponding period in 2001, or $.22 and $.17 per share (basic and diluted), respectively.

Results of Operations

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

Research Revenue

We recognized research revenue of $13,000 for the six months ended June 30, 2002 compared to $2,000 for the corresponding period in 2001. Research revenue for 2002 results from an agreement that we have entered into which provides for the review and evaluation of certain technologies we own.

Operating Expenses

Research and development expenses increased by 48% to $11.1 million for the six-months ended June 30, 2002 compared to $7.5 million for the corresponding period in 2001. This $3.6 million increase was primarily due to higher levels of spending on product development of $275,000, product manufacturing of $1.2 million, external activities in support of clinical trials of $1.5 million, and increased personnel and overhead expenses of $871,000 offset by a decrease in consulting and related expenses of $360,000. We expect that our research and development expenses will remain at approximately the current levels over the next year, although they may fluctuate from quarter to quarter, as a result of our product development programs, clinical trials and product manufacturing. However, the amount of our research and development spending will be determined, in part, by our ability to attract additional capital or to realize revenue through partnerships, licensing, joint ventures or similar arrangements.

General and administrative expenses increased by 33% to $2.8 million for the six-months ended June 30, 2002 compared to $2.1 million for the corresponding period in 2001. This $701,000 increase was primarily due to increased professional fees of $300,000 and personnel expenses of $282,000.

Interest Income/Expense

Interest income decreased by $552,000 to $381,000 for the six-months ended June 30, 2002 compared to $933,000 for the corresponding period in 2001, primarily as a result of lower interest rates and a lower level of funds available.

Interest expense decreased to $172,000 for the six months ended June 30, 2002 from $174,000 for the corresponding period in 2001. The decrease resulted primarily from a higher level of long-term debt outstanding during the six months ended June 30, 2002, offset by lower interest rates for the six months ended June 30, 2002.

Other Income

Other income consists of a one-time tax refund of $534,000 received during the six-months ended June 30, 2002, due to changes in the tax laws. As a result of these changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain on the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax and reported the gain in other income.

Operating Results

We reported a loss from operations of $14.0 million for the six-months ended June 30, 2002 compared to a loss from operations of $9.6 million for the corresponding period in 2001, an increase in loss of $4.4 million or 45%. We expect operating losses will be substantial for several more years as our product development activities continue, and these losses are expected to fluctuate as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $13.2 million for the six-months ended June 30, 2002 compared to a net loss of $8.9 million for the corresponding period in 2001, or $.41 and $.32 per share (basic and diluted), respectively.

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

At June 30, 2002, we had cash and cash equivalents totaling $36.0 million and working capital of $29.8 million compared to cash, cash equivalents and marketable securities totaling $47.2 million and working capital of $42.8 million at December 31, 2001.

The primary uses of cash during the six-months ended June 30, 2002 were $10.6 million to finance our operations and working capital requirements, $724,000 to repay long-term debt, $661,000 to acquire intellectual property and $99,000 to purchase laboratory equipment. The primary sources of cash during the six-months ended June 30, 2002 were $772,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans, $442,000 from sales and maturities of marketable securities and $77,000 from the draw down on the term loan for equipment financing.

At June 30, 2002, we had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission.

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of June 30, 2002:

In thousands	Payments Due By Period

Contractual Obligations	Total	In 2002	2003 through 2005	2006 through 2007	After 2007

Long-term debt	$8,367	$1,452	$6,904	$11	$—

Operating leases	5,196	1,520	2,432	1,245

Other long-term obligations *	7,165	3,405	3,273	324	162

Total fixed contractual obligations	$20,728	$6,377	$12,609	$1,580	$162

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We are pursuing the necessary funding to support our research and development programs through potential partnerships for our lead product candidates or product classes; licensing of our intellectual property assets, such as our NF-kB and ARGENT patents; and sale of common stock as market conditions permit. Adequate funding may not be available when needed or on terms acceptable to us.

Based on the historical spending levels to support our operations, we believe our available funds will be adequate to satisfy our capital and operating requirements for approximately one and a half years. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading “Certain Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. As a result of these and other factors, actual events or results could differ materially from those described herein.

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

We have an executive compensation plan which provides a deferred compensation benefit for certain executives and key employees. Under the plan, benefits are deferred and generally vest over four years. The benefits obligation is recorded as compensation expense and a liability based on the underlying fair market value of the obligation as it vests. As of June 30, 2002, in the event of a hypothetical 10% increase in the underlying fair market value of the obligation, we would incur approximately $48,000 of additional compensation expense per year.

At June 30, 2002, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (47.5 basis points), we would incur approximately $30,000 of additional interest expense per year.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 25, 2002, we, together with Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College (the “Academic Institutions”) filed a patent infringement lawsuit against Eli Lilly and Co. (“Lilly”) alleging infringement of a U.S. patent, issued the same day to a team of inventors from the Academic Institutions, covering methods of treating human disease by regulating NF-kB cell signaling activity. As we are the exclusive licensee of this patent, we are obligated for the costs expended in its enforcement. The lawsuit, filed in the United States District Court for the District of Massachusetts in Boston, alleges infringement by Lilly through its sale of two products, Evista® and Xigris®, and seeks monetary damages from Lilly.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 12, 2002. Of 32,433,188 shares of common stock issued and outstanding and eligible to vote as of the record date of April 18, 2002, a quorum of 29,402,704 shares, or 90.7% of the eligible shares, were present in person or represented by proxy. The following actions were taken at such meeting.

(a)	Re-election of the following Class 2 Directors of the Company:

	Number of Shares

	For	Withheld Authority

Jay R. LaMarche	28,541,218	861,486

Sandford D. Smith	28,548,058	854,646

After the meeting, John M. Deutch, Ph.D. and Ralph Snyderman, M.D. continued to serve as Class 1 Directors of the Company for terms which expire in 2004 and until their successors are duly elected and qualified. Harvey J. Berger, M.D., Vaughn D. Bryson and Raymond S. Troubh continued to serve as Class 3 Directors of the Company for terms which expire in 2003 and until their successors are duly elected and qualified.

(b)	Ratification of the selection by the Board of Directors of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2002. The voting results were 28,902,906 votes for, 458,248 votes against and 41,550 votes abstaining.

(c)	Approval of an amendment to the ARIAD Pharmaceuticals, Inc. 2001 Stock Plan to increase the number of shares of common stock available for issuance under the Plan by 1,600,000 shares. The voting results were 22,293,354 votes for, 6,994,854 votes against and 114,496 votes abstaining.

ITEM 5.   OTHER INFORMATION

Effective June 19, 2002, Dr. Ralph Snyderman resigned as a Director from the Company’s Board of Directors. Dr. Snyderman will continue to be a member of the Board of Scientific and Medical Advisors of the Company.

On June 19, 2002, the Company announced the appointment of four new Directors: Elizabeth H.S. Wyatt, former vice president, corporate licensing at Merck & Co., Inc.; Michael D. Kishbauch, former president and chief operating officer at Medimmune, Inc. and current president and chief executive officer at OraPharma, Inc.; Frederick S. Schiff, former senior vice president and chief financial officer at Bristol-Meyers Squibb Company; and Burton E. Sobel, M.D., E.L. Amidon Professor, physician-in-chief, and professor of biochemistry, University of Vermont.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibit is filed herewith:

10.1+ Promissory Note dated July 24, 2002 issued pursuant to Executive Employment Agreement dated March 4, 2002 between the Company and Laurie A. Allen.

(+) Management Contract or Compensation Plan Arrangement

(b)	Reports on Form 8-K

The Company filed three Current Reports on Form 8-K during the quarter ended June 30, 2002.

The Form 8-K, filed on April 9, 2002, reported that the Company was presenting at the American Association for Cancer Research scientific meeting held on April 9, 2002, results of preclinical studies on its lead anti-cancer drug candidate.

The Form 8-K, filed on June 19, 2002, reported that the Company announced the appointment of four new Directors to its Board of Directors and the resignation of one existing Director.

The Form 8-K, filed on June 26, 2002, reported that the Company announced the issuance of a U.S. patent covering methods of treating human disease by regulating NF-kB cell signaling activity. The Company also announced in this Form 8-K, that it along with the Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and the President and Fellows of Harvard College, has filed a patent infringement lawsuit against Eli Lilly and Co. alleging infringement of the newly issued patent referred to above. Finally, the Company announced in this Form 8-K, the hosting of a live analyst conference call held on June 27, 2002 at 9:00 a.m. Eastern Time to discuss the issued patent and lawsuit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc.
(Registrant)

By: /s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: July 31, 2002	(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Promissory Note dated July 24, 2002 issued pursuant to Executive Employment Agreement dated March 4, 2002 between the Company and Laurie A. Allen

+ Management Contract or Compensation Plan or Arrangement.