Form 10-Q/A
period 2002-06-30
ARIAD PHARMACEUTICALS INC
filed 2002-08-05
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1+	Promissory Note dated July 24, 2002 issued pursuant to Executive Employment Agreement dated March 4, 2002 between the Company and Laurie A. Allen. (1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Management Contract or Compensation Plan Arrangement.

(1)	Incorporated by reference to the Form 10-Q of the Company for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 31, 2002.

(b)	Reports on Form 8-K

The Company filed three Current Reports on Form 8-K during the quarter ended June 30, 2002.

The Form 8-K, filed on April 9, 2002, reported that the Company was presenting at the American Association for Cancer Research scientific meeting held on April 9, 2002, results of preclinical studies on its lead anti-cancer drug candidate.

The Form 8-K, filed on June19, 2002, reported that the Company announced the appointment of four new Directors to its Board of Directors and the resignation of one existing Director.

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

ARIAD Pharmaceuticals, Inc.

(Registrant)

By: /s/ Edward M. Fitzgerald Edward M. Fitzgerald Senior Vice President and Chief Financial Officer
Date: August 5, 2002	(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Promissory Note dated July 24, 2002 issued pursuant to Executive Employment Agreement dated March 4, 2002 between the Company and Laurie A. Allen. (1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Management Contract or Compensation Plan Arrangement.

(1)	Incorporated by reference to the Form 10-Q of the Company for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 31, 2002.