Form 10-Q
period 2002-09-30
ARIAD PHARMACEUTICALS INC
filed 2002-11-14
CIK 884731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Yes (X)     No (  )

The number of shares of the Registrant’s common stock outstanding as of November 13, 2002 was 34,783,062.

ARIAD PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28,333	$46,742
Marketable securities		444
Inventory and other current assets	789	1,010

Total current assets	29,122	48,196

Property and equipment:
Leasehold improvements	12,642	12,624
Equipment and furniture	5,556	5,417

Total	18,198	18,041
Less accumulated depreciation and amortization	(17,126)	(16,190)

Property and equipment, net	1,072	1,851

Intangible and other assets, net	6,841	5,314

Total assets	$37,035	$55,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,471	$1,443
Accounts payable	2,923	1,505
Accrued compensation and benefits	251	348
Accrued product development expenses	1,329	1,073
Other accrued expenses	903	578
Deferred revenue	25

Total current liabilities	6,902	4,947

Long-term debt	5,809	6,847

Deferred executive compensation (Note 12)	1,430	474

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 32,552,168 shares in 2002 and 32,146,774 shares in 2001	33	32
Additional paid-in capital	152,391	151,638
Deferred compensation	(27)	(106)
Accumulated other comprehensive income		3
Accumulated deficit	(129,503)	(108,474)

Total stockholders’ equity	22,894	43,093

Total liabilities & stockholders’ equity	$37,035	$55,361

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Research revenue	$12	$1	$25	$3

Operating expenses:
Research and development *	6,515	3,908	17,642	11,404
General and administrative *	1,373	1,176	4,212	3,314

Total operating expenses	7,888	5,084	21,854	14,718

Loss from operations	(7,876)	(5,083)	(21,829)	(14,715)

Other income (expense):
Interest income	136	401	517	1,334
Interest expense	(79)	(62)	(251)	(237)
Other income			534

Total other income	57	339	800	1,097

Net loss	$(7,819)	$(4,744)	$(21,029)	$(13,618)
Net loss per common share (basic and diluted)	$(.24)	$(.16)	$(.65)	$(.48)
Weighted average number of shares of common stock outstanding	32,505,924	30,081,817	32,425,400	28,510,551

* Includes non-cash stock-based compensation expense (income):
Research and development	$(13)	$(57)	$(13)	$30
General and administrative		$25		$75

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

In thousands	2002	2001

Cash flows from operating activities:
Net loss	$(21,029)	$(13,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,374	1,429
Stock-based compensation	(13)	105
Increase (decrease) from:
Inventory and other current assets	221	61
Other assets	(39)	(26)
Accounts payable	1,418	398
Accrued compensation and benefits	(97)	(46)
Accrued product development expenses	256	(21)
Other accrued expenses	325	22
Deferred revenue	25
Deferred executive compensation	154	(17)

Net cash used in operating activities	(17,405)	(11,713)

Cash flows from investing activities:
Acquisition of marketable securities		(7,585)
Proceeds from sales and maturities of marketable securities	442	33,048
Investment in property and equipment	(157)	(604)
Acquisition of intangible assets	(1,124)	(770)

Net cash provided by (used in) investing activities	(839)	24,089

Cash flows from financing activities:
Repayment of borrowings	(1,086)	(900)
Proceeds from long-term debt borrowings	77
Proceeds from the issuance of common stock under equity facility, net of issuance costs		14,119
Proceeds from issuance of stock pursuant to stock option and purchase plans	844	410

Net cash provided by financing activities	(165)	13,629

Net increase (decrease) in cash and equivalents	(18,409)	26,005
Cash and equivalents, beginning of period	46,742	12,543

Cash and equivalents, end of period	$28,333	$38,548

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.  Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which includes consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less, and money market accounts. At September 30, 2002, cash and cash equivalents totaled approximately $28.3 million, compared to approximately $46.7 million at December 31, 2001.

3.  Marketable Securities

The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. At September 30, 2002, the Company held no marketable securities. At December 31, 2001, all of the Company’s marketable securities consisted of corporate debt securities.

At December 31, 2001, the aggregate fair value and amortized cost of the Company’s marketable securities were $444,000 and $441,000, respectively. Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2001.

4.  Inventory

Inventories are carried at cost using the first in, first out method and are charged to research and development expense when consumed. Inventory consists of bulk pharmaceutical materials to be used for preclinical and clinical development programs and amounted to $458,000 and $682,000 at September 30, 2002 and December 31, 2001, respectively.

5.  Intangible and Other Assets

Intangible and other assets consist primarily of purchased patents, patent applications and costs, licenses, deposits and the unvested portion of the fair value of outstanding grants under the Company’s executive compensation plan (see Note 7). The cost of purchased patents and patent applications and costs incurred in filing patents are capitalized. Capitalized costs related to patent applications are expensed if it is determined that such applications will not be pursued. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.

6.  Long-Term Debt

At September 30, 2002, the Company had a five-year term loan outstanding with its principal bank bearing interest at prime plus 1.0% (5.75% at September 30, 2002) in the amount of $6.6 million maturing January 1, 2005, payable in monthly installments of $100,000 plus interest. The bank term note is collateralized by all assets of the Company with the exception of the assets that collateralize the General Electric Capital Corporation (“G.E.”) term note discussed below. The Company may, at its discretion, pledge marketable securities under the bank term note, and in such event, the interest rate is adjusted to the equivalent of 90-day LIBOR plus 1.25%. No securities were pledged at September 30, 2002.

The bank term note agreement contains certain covenants that would require consent from the bank to (i) change the Company’s Chief Executive Officer, (ii) increase indebtedness, (iii) increase capital spending and stock redemption, and (iv) make dividend distributions. It also requires the Company to pledge its marketable securities or maintain minimum levels of tangible net worth of $15.0 million, working capital of $7.0 million, liquid assets of $15.0 million plus the outstanding principal balance of the G. E. term note, and certain other financial covenants, all as defined in the agreement. As of September 30, 2002, the bank and the Company modified the terms of one of its covenants, and thus the Company was in compliance with all of the covenants under the bank term note agreement, as amended. The Company expects to continue to meet the covenants at future determination dates.

The G.E. term note, which provides for borrowings up to $1.2 million, is collateralized by certain equipment and leasehold improvements of the Company. At September 30, 2002, the Company has drawn down $867,000 and has available an additional $333,000 remaining to be drawn down on the note. As of September 30, 2002, the G.E. term note had an outstanding balance of $680,000 bearing interest at a weighted average rate of 9.48% payable in monthly installments, including interest, of $27,015, through December 2004 and $1,911 from January 2005 through June 2006. The G.E. term note contains a covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million.

7.  Executive Compensation Plan

Since 1998, the Company has maintained an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount (75% for each year since the plan’s inception) equal to the amount of the bonus. The options vest equally over four years. For awards granted prior to 2002, the benefit obligation has been recorded as compensation and a liability as the obligation vests based on the fair market value of the underlying designated mutual funds.

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity. This consensus requires that the Company account for such benefits as derivatives under the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . Under these pronouncements, the fair value of the underlying derivative should be recorded at its inception as an asset and liability, with the asset amortized to expense over the vesting period. Subsequent changes in the fair value of the underlying derivative should be included in the determination of the net income.

In July 2002, the Company approved the 2002 grants to certain executives and key employees and modified all prior year grants to conform certain terms with current year grants. As a result, the Company recorded (1) an asset of $877,000 which represents the unvested portion of the fair value of all outstanding grants, (2) an increase to the deferred executive compensation liability of $910,000 to $1,393,000, and (3) a resulting charge to income of $33,000.

8.  Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements. Revenue is principally comprised of license fees received under license agreements that the Company has entered into that allows for the review and evaluation of certain technology owned by the Company. Revenue is recognized when earned over the life of the agreement.

9.  Other Income

Other income consists of a tax refund of $534,000. In March 2002, the “Job Creation and Worker Assistance Act of 2002 (the “Act”) was signed into law. The Act allows taxpayers to carry back net operating losses incurred in 2001 and 2002 to the five prior tax years. Prior tax law limited the carry back to two years. In addition, the Act also suspended certain limitations on the utilization of Alternative Minimum Tax net operating losses. As a result of the Act, the Company was able to carry back a portion of its net loss for the year ended December 31, 2001 to recover taxes paid attributable to the sale of the Company’s 50% interest in the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) to Aventis Pharmaceuticals, Inc. on December 31, 1999. As a result of the sale, the Company had recorded a net gain of $46.4 million, net of $534,000 in Alternative Minimum Tax, in 1999 in other income.

10.  Comprehensive Income (Loss)

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

11.  Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the nine months ended September 30, 2002 and 2001, options to purchase 5,280,287 and 4,430,178 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

12.  Common Stock Shelf Registration

At September 30, 2002, the Company had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission (“SEC”), of which 2,200,000 shares were sold after the end of the fiscal quarter (see Note 14).

13.  Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method – the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No.142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No.141 and SFAS No. 142 on January 1, 2002 did not have any effect on the Company’s financial position or results of operation.

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

14.   Subsequent Event

On November 13, 2002, the Company sold 2,200,000 shares of its common stock to existing and new institutional investors at a price of $2.75 per share for gross proceeds of $6.1 million (before commissions and expenses). The shares were issued pursuant to a shelf registration statement declared effective on August 1, 2001 by the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to the treatment of cancer and blood diseases and have seven product candidates in development. We have an exclusive license to pioneering technology and patents related to the discovery, development and use of drugs that regulate, NF-k B cell-signaling activity, which has been implicated in many major diseases.

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

Except for the gain on the sale of our 50% interest in our genomics joint venture with Aventis Pharmaceuticals, Inc. in December 1999, which resulted in net income for fiscal year 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to the expansion of our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of September 30, 2002, we had an accumulated deficit of $129.5 million.

Our business plan aims to balance potential near-term revenues from licensing of our intellectual property and technology with longer-term product development. To achieve this goal, we plan to independently develop as many of our lead product candidates as possible at least through phase 2 clinical trials, establish the commercial infrastructure to market our portfolio of hematology and oncology product candidates in the United States, pursue a worldwide partner for our osteoporosis product candidate and partners for our hematology and oncology products outside the United States generally after obtaining phase 2 clinical data, license our cell-signaling regulation technologies, including our NF-k B intellectual property portfolio, to biotechnology and pharmaceutical companies to accelerate their research programs and to enable their sale of products covered by our patents. In addition, we may partner our cell-signaling regulation technologies for joint development of novel products, especially with companies that have proprietary therapeutic genes, cellular systems (e.g., stem cells) or gene delivery vectors. However, there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants, deferred compensation benefits for executives and key employees and the carrying value of intangible assets. In determining expense related to stock-based compensation and deferred compensation, we utilize the Black Scholes financial model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statement of operations.

At September 30, 2002, we reported $5.9 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying intangible assets. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.

Results of Operations

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

Research Revenue

We recognized research revenue of $12,000 for the quarter ended September 30, 2002 compared to $1,000 for the corresponding period in 2001. Research revenue for 2002 results from a license agreement that we have entered into which provides for the review and evaluation of certain technologies we own. Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Operating Expenses

Research and development expenses increased by 67% to $6.5 million for the quarter ended September 30, 2002 compared to $3.9 million for the corresponding period in 2001. This $2.6 million increase was primarily due to higher levels of spending on product development of $127,000, product manufacturing of $446,000, external activities in support of clinical trials of $2.0 million, and increased personnel expenses of $217,000, offset by a decrease in overhead expenses of $247,000. We expect that our research and development expenses will remain at approximately the current year levels over the next year, although they may fluctuate from quarter to quarter, as a result of our product development programs, clinical trials and product manufacturing. However, the amount of our research and development spending will be determined, in part, by our ability to attract additional capital or to realize revenue through partnerships, licensing, joint ventures or similar arrangements.

General and administrative expenses increased by 17% to $1.4 million for the quarter ended September 30, 2002 compared to $1.2 million for the corresponding period in 2001. This $197,000 increase was primarily due to increased professional fees of $93,000, overhead expenses of $41,000 and personnel expenses of $40,000.

Interest Income/Expense

Interest income decreased by $265,000 to $136,000 for the quarter ended September 30, 2002 compared to $401,000 for the corresponding period in 2001, primarily as a result of lower interest rates and a lower level of funds available during the second quarter of 2002.

Interest expense increased to $79,000 for the quarter ended September 30, 2002 from $62,000 for the corresponding period in 2001. The increase resulted primarily from a higher level of long-term debt outstanding during the third quarter of 2002, offset somewhat by lower interest rates during the third quarter of 2002.

Operating Results

We reported a loss from operations of $7.9 million for the quarter ended September 30, 2002 compared to a loss from operations of $5.1 million for the corresponding period ended September 30, 2001, an increase in loss of $2.8 million or 55%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $7.8 million for the quarter ended September 30, 2002 compared to a net loss of $4.7 million for the corresponding period in 2001, or $.24 and $.16 per share (basic and diluted), respectively.

Results of Operations

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

Research Revenue

We recognized research revenue of $25,000 for the nine months ended September 30, 2002 compared to $3,000 for the corresponding period in 2001. Research revenue for 2002 results from a license agreement that we have entered into which provides for the review and evaluation of certain technologies we own.

Operating Expenses

Research and development expenses increased by 55% to $17.6 million for the nine months ended September 30, 2002 compared to $11.4 million for the corresponding period in 2001. This $6.2 million increase was primarily due to higher levels of spending on product development of $401,000, product manufacturing of $1.7 million, external activities in support of clinical trials of $3.4 million, and increased personnel and overhead expenses of $843,000 offset by a decrease in consulting and related expenses of $352,000. We expect that our research and development expenses will remain at approximately the current year levels over the next year, although they may fluctuate from quarter to quarter, as a result of our product development programs, clinical trials and product manufacturing. However, the amount of our research and development spending will be determined, in part, by our ability to attract additional capital or to realize revenue through partnerships, licensing, joint ventures or similar arrangements.

General and administrative expenses increased by 27% to $4.2 million for the nine months ended September 30, 2002 compared to $3.3 million for the corresponding period in 2001. This $897,000 increase was primarily due to increased professional fees of $392,000, personnel expenses of $323,000 and general and overhead expenses of $182,000.

Interest Income/Expense

Interest income decreased by $817,000 to $517,000 for the nine months ended September 30, 2002 compared to $1.3 million for the corresponding period in 2001, primarily as a result of lower interest rates and a lower level of funds available.

Interest expense increased to $251,000 for the nine months ended September 30, 2002 from $237,000 for the corresponding period in 2001. The increase resulted primarily from a higher level of long-term debt outstanding during the nine months ended September 30, 2002, offset by lower interest rates for the nine months ended September 30, 2002.

Other Income

Other income consists of a one-time tax refund of $534,000, received in June 2002, due to changes in the tax laws. As a result of these changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain on the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax, and reported the gain in the other income.

Operating Results

We reported a loss from operations of $21.8 million for the nine months ended September 30, 2002 compared to a loss from operations of $14.7 million for the corresponding period in 2001, an increase in loss of $7.1 million or 48%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $21.0 million for the nine months ended September 30, 2002 compared to a net loss of $13.6 million for the corresponding period in 2001, or $.65 and $.48 per share (basic and diluted), respectively.

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

At September 30, 2002, we had cash and cash equivalents totaling $28.3 million and working capital of $22.2 million compared to cash, cash equivalents and marketable securities totaling $47.2 million and working capital of $43.2 million at December 31, 2001.

The primary uses of cash during the nine months ended September 30, 2002 were $17.4 million to finance our operations and working capital requirements, $1.1 million to repay long-term debt, $1.1 million to acquire intellectual property and $157,000 to purchase equipment. The primary sources of cash during the nine months ended September 30, 2002 were $844,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans, $442,000 from sales and maturities of marketable securities and $77,000 from the draw-down on the term loan for equipment financing.

At September 30, 2002, we had 5,572,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the SEC. On November 13, 2002, we sold 2,200,000 shares of our common stock to existing and new institutional investors, pursuant to one of our shelf registrations, at a price of $2.75 per share for gross proceeds of $6.1 million (before commissions and expense).

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of September 30, 2002:

In thousands	Payments Due By Period

Contractual Obligations	Total	In 2002	2003 through 2005	2006 through 2007	After 2007

Long-term debt	$7,282	$367	$6,904	$11	$—
Operating leases	3,897	420	2,303	1,174
Other long-term obligations *	5,445	851	4,063	369	162

Total fixed contractual obligations	$16,624	$1,638	$13,270	$1,554	$162

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

Included in long-term debt is a bank term note agreement that contains certain financial covenants. As of September 30, 2002, the bank and the Company modified the terms of one of its covenants, and thus the Company was in compliance with all of the covenants under the bank term note agreement, as amended. The Company expects to continue to meet the covenants at future determination dates.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We are pursuing the necessary funding to support our research and development programs through potential partnerships for our lead product candidates or product classes; licensing of our cell-signaling regulation technologies, including our NF-k B intellectual property portfolio; and sale of common stock as market conditions permit. Adequate funding may not be available when needed or on terms acceptable to us.

Based on the historical spending levels to support our operations, we believe our available funds, including the proceeds from our sale of 2,200,000 shares of our common stock on November 13, 2002, will be adequate to satisfy our capital and operating requirements through the first quarter of 2004. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

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

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. The options vest equally over four years. The fair value of the underlying derivative is recorded at its inception as an asset and liability, with the asset amortized to expense over the vesting period. Subsequent changes in the fair value of the underlying derivative are included in the determination of net income in the period of such change. As of September 30, 2002, in the event of a hypothetical 10% increase in the underlying fair market value of the obligation, we would incur approximately $113,000 of additional compensation expense in the period of change.

At September 30, 2002, we have an outstanding bank term note with an interest rate of prime plus 1%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (47.5 basis points), we would incur approximately $29,000 of additional interest expense per year.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on October 21, 2002 have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls .. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As disclosed in our Form 10-Q for the quarter ended June 30, 2002, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University, we filed a lawsuit on June 25, 2002 in the United States District Court for the District of Massachusetts (“U.S. District Court”) against Eli Lilly & Co (“Lilly”) alleging infringement upon issuance of certain claims of our U.S. patent covering methods of treating human disease by regulating NF-k B cell-signaling activity (the “NF-k B ’516 Claims”) through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly. On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment challenging the validity of the NF-k B ’516 Claims (“Lilly’s Combined Motion”). We filed a response to Lilly’s Combined Motion on October 17, 2002 and Lilly’s reply is due November 17, 2002. Oral argument on Lilly’s Combined Motion will be heard in the U.S. District Court on November 21, 2002. While the Company believes that Lilly’s Combined Motion lacks merit, the ruling on Lilly’s Combined Motion is not currently determinable. If Lilly were to be successful and its Combined Motion is granted, we will consider filing an appeal with the Court of Appeals for the Federal Circuit. If Lilly’s Combined Motion is denied, a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure will be scheduled by the U.S. District Court, and the case will proceed to the discovery phase leading to trial. The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Amendment to Loan and Security Agreement as of September 30, 2002 by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation, ARIAD Gene Therapeutics, Inc. and Fleet National Bank.

(b)	Reports on Form 8-K

The Company filed four Current Reports on Form 8-K during the quarter ended September 30, 2002.

The Form 8-K, filed on September 5, 2002, reported that the Company announced the development of new clinical-scale methods for producing large numbers of therapeutic engineered donor T cells.

The Form 8-K, filed on September 18, 2002, reported that the Company announced the discovery of a new product candidate, AP23675, to treat both primary bone cancers and cancers that have spread to bone from distant sites (metastases). The Company also announced the discovery of a novel anti-cancer product candidate, AP23464, designed to treat the progression and spread of solid tumors, such as colon cancer.

The Form 8-K, filed on September 23, 2002, reported that the Company announced results of new preclinical studies demonstrating the efficiency of two of its lead product candidates: AP23451, to treat cancer that has spread to bone and AP 23588 to treat and prevent osteoporosis.

The Form 8-K, filed on September 26, 2002, reported that the Company has initiated studies of one class of its lead anti-cancer drugs for use in a newly emerging medical technology – drug delivery stents – to reduce blockage of coronary arteries following coronary angioplasty and stenting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

	By:	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: November 14, 2002		(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

Chief Executive Officer

       I, Harvey J.Berger, M.D., certify that:

       1. I have reviewed this quarterly report on Form 10-Q of ARIAD Pharmaceuticals, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant ’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant ’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ’s board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Date: November 14, 2002	Chairman, Chief Executive Officer and President

Chief Financial Officer

       I, Edward M. Fitzgerald, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of ARIAD Pharmaceuticals, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Date: November 14, 2002	Senior Vice President and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of ARIAD Pharmaceuticals, Inc., a Delaware corporation (the Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002	/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Chairman, Chief Executive Officer and President

Date: November 14, 2002	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title

10.1	Amendment to Loan and Security Agreement as of September 30, 2002 by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation, ARIAD Gene Therapeutics, Inc. and Fleet National Bank.