Form 10-Q
period 2003-03-31
ARIAD PHARMACEUTICALS INC
filed 2003-05-13
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Yes    (X)     No   (  )

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    (X)    No   (  )

The number of shares of the Registrant’s common stock outstanding as of April 30, 2003 was 34,917,396

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1 CREDIT AGREEMENT
EX-10.2 TERM NOTE
EX-10.3 SECURITY AGREEMENT - ARIAD PHARMACEUTICALS
EX-10.4 SECURITY AGREEMENT - ARIAD CORPORATION
EX-10.5 SECURITY AGREEMENT/ARIAD GENE THERAPEUTICS
EX-99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-99.3 CERTIFICATION PURSUANT TO SECTION 906

ARIAD PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
In thousands, except share and per share data	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,414	$26,850
Inventory and other current assets	989	847

Total current assets	22,403	27,697

Property and equipment:
Leasehold improvements	12,642	12,642
Equipment and furniture	5,901	5,668

Total	18,543	18,310
Less accumulated depreciation and amortization	(17,362)	(17,269)

Property and equipment, net	1,181	1,041

Intangible and other assets, net	5,855	6,366

Total assets	$29,439	$35,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,478
Accounts payable	1,787	2,145
Accrued compensation and benefits	255	399
Accrued product development expenses	679	1,006
Other accrued expenses	229	1,310
Deferred revenue – current portion	608	187

Total current liabilities	5,058	6,525

Long-term debt	6,000	5,437

Deferred revenue	549	46

Deferred executive compensation	1,243	1,244

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 34,869,153 shares in 2003 and 34,828,689 shares in 2002	35	35
Additional paid-in capital	158,188	158,147
Deferred compensation	(4)	(13)
Accumulated other comprehensive loss	(1)
Accumulated deficit	(141,629)	(136,317)

Total stockholders’ equity	16,589	21,852

Total liabilities & stockholders’ equity	$29,439	$35,104

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

In thousands, except share and per share data	2003	2002

License revenue	$126	$0

Operating expenses:
Research and development *	4,541	5,099
General and administrative	885	1,184

Total operating expenses	5,426	6,283

Loss from operations	(5,300)	(6,283)

Other income (expense):
Interest income	59	201
Interest expense	(71)	(85)

Total other income (expense), net	(12)	116

Net loss	$(5,312)	$(6,167)

Net loss per share (basic and diluted)	$(.15)	$(.19)

Weighted average number of shares of common stock outstanding – basic and diluted	34,849,405	32,317,924
* Includes non-cash stock-based compensation expense (income):	$(3)	$22

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

In thousands	2003	2002

Cash flows from operating activities:
Net loss	$(5,312)	$(6,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749	466
Executive compensation expense	76	62
Stock-based compensation	(3)	22
Increase (decrease) from:
Inventory and other current assets	(142)	118
Other assets	4	(96)
Accounts payable	(358)	70
Accrued compensation and benefits	(144)	(322)
Accrued product development expenses	(327)	1,067
Other accrued expenses	(1,080)	(263)
Deferred revenue	924
Deferred executive compensation	(1)

Net cash used in operating activities	(5,614)	(5,043)

Cash flows from investing activities:
Investment in property and equipment	(234)	(35)
Acquisition of intangible assets	(226)	(435)

Net cash used in investing activities	(460)	(470)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	7,500
Repayment of borrowings	(6,915)	(363)
Proceeds from issuance of stock pursuant to stock option and purchase plans	53	534

Net cash provided by financing activities	638	171

Net decrease in cash and equivalents	(5,436)	(5,342)
Cash and equivalents, beginning of period	26,850	46,742

Cash and equivalents, end of period	$21,414	$41,400

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

In March 2003, the Company announced that it is focusing its resources primarily on developing its lead anti-cancer small-molecule product candidates. As a result of this decision, the Company expects to reduce its operating expenses in 2003 by approximately 33% from those amounts incurred in 2002. In addition, the Company has entered into a new term loan agreement with a bank for $7.5 million (see Note 5), the proceeds of which were used to repay existing long-term debt, to pay off obligations under certain operating leases and for general working capital purposes. This refinancing also lowered the Company’s cost of financing its equipment. The Company will require substantial additional funding for its research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities.

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

2. Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and Agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less, and money market accounts. United States Treasury and Agency securities are carried at market value.

3. Inventory

Inventory consists of bulk pharmaceutical materials to be used for multiple development programs. Inventory is carried at cost using the first in, first out method and is charged to research and development expense when consumed. The carrying value of inventory amounted to $430,000 at both March 31, 2003 and December 31, 2002.

4. Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at March 31, 2003 and December 31, 2002 :

In thousands	2003	2002

Capitalized patent and license costs	$7,925	$8,130
Less accumulated amortization	(2,859)	(2,680)

	5,066	5,450
Unvested executive deferred compensation (Note 7)	650	726
Other	139	190

	$5,855	$6,366

The cost of purchased patents and patent applications costs incurred in filing patents and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. In addition, capitalized patent and license costs are expensed when it becomes determinable that such technology will not be pursued. The Company expensed $434,000 and $0 in the quarters ended in March 31, 2003 and 2002, respectively, in accordance with this policy.

5. Long-Term Debt

Long-term debt was comprised of the following at March 31, 2003 and December 31, 2002:

	2003	2002

	In thousands
Bank term note at prime rate (4.25% at March 31, 2003) payable in monthly installments of $125,000 plus interest, through March, 2006.	$7,500
Bank term note at prime plus 1%, repaid in full in March 2003		$6,300
General Electric Capital Corporation term notes at average interest rate of 9.48%, repaid in full in March 2003		615
Less current portion	(1,500)	(1,478)

Long-term debt	$6,000	$5,437

In March 2003, the Company entered into a term loan agreement with a bank for $7.5 million. The proceeds of this term loan were used to repay the $6.3 million bank term note and the $615,000 term notes with General Electric Capital Corporation as well as buy out remaining obligations under certain operating leases for equipment. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.

The term loan carries interest at the bank’s prime rate or at LIBOR plus 2% and is repayable in 36 monthly installments of $125,000 plus interest beginning in April 2003 with a balloon payment of $3.0 million in March 2006. The term loan requires the Company to maintain a minimum of $10.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets, and dividends, distributions or repurchases of common stock. The Company expects to remain in compliance with all covenants of the term loan through at least December 31, 2003.

6. Revenue Recognition

Revenue is principally comprised of license fees received under agreements that provide the licensees with access to and/or review and evaluation of certain technology owned or controlled by the Company. Upfront annual license fees are recorded as deferred revenue upon receipt and recognized as revenue on a systematic basis over the period of time they are earned in accordance with the terms of the agreements. Such agreements may include milestone and royalty payments. Such payments will be recognized as revenue when earned in accordance with terms of the related agreements.

7. Executive Compensation Plan

Since 1998, the Company has maintained an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount (75% for each year since the plan’s inception) equal to the amount of the bonus. The options vest equally over four years. For awards granted prior to 2002, the benefit obligation had been recorded as compensation and a liability as the obligation vested based on the fair market value of the underlying designated mutual funds.

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity. This consensus requires that the Company account for such benefits as derivatives under the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under these pronouncements, the fair value of the derivative is recorded at its inception as an asset and liability, with the asset amortized to expense over the vesting period. Subsequent changes in the fair value of the underlying derivative are immediately included in the determination of net income or loss.

In July 2002, the Company approved the 2002 grants to certain executives and key employees and modified all prior year grants to conform certain terms with current year grants. As a result, all of the grants are being accounted for in accordance with EITF 02-8. Total expense related to the executive compensation plan amounted to $76,000 and $62,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.

8. Comprehensive Income (Loss)

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

9. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2003 and March 31, 2002, options to purchase 5,532,659 and 4,640,418 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

10. Common Stock Shelf Registrations

At March 31, 2003, the Company had a total of 3,372,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the Securities and Exchange Commission (“SEC”).

11. Recently Issued Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.

12. Stock Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows as of March 31:

In thousands (except per share data)	2003	2002

Net loss, as reported	$(5,312)	$(6,167)

Effect of stock options if valued at fair value	(1,042)	$(748)

Pro forma net loss	$(6,354)	(6,915)

Net loss per share, as reported	$(.15)	$(.19)
Effect of stock options if valued at fair market	(.03)	(.02)

Pro forma net loss per share	$(.18)	$(.21)

The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 3.1% for 2003, and 3.0% for 2002, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 113% for 2003, and 111% for 2002. Using this model, the weighted average fair value per option for all options granted to employees in 2003 and 2002 was $ 1.14 and $3.77, respectively.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”). Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC (the “Genomics Center”) to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2003, we had an accumulated deficit of $141.6 million.

Our business strategy aims to balance near-term revenues from product partnering and technology licensing with independent product development and commercialization. With respect to the development and commercialization of our lead product candidates, our goals are to: (1) enter into a partnership with a pharmaceutical or biotechnology company to develop and commercialize our lead product candidate, AP23573, to treat cancer; (2) enter into partnerships with medical device companies to develop and commercialize our lead product candidate, AP23573, in drug-delivery stents to decrease reblockage of arteries following angioplasty and stenting; (3) independently develop as many of our product candidates as possible through at least phase 2 before partnering them; (4) establish the commercial infrastructure to market or co-market our anti-cancer product candidates in the United States; and (5) enter into partnerships for our other product candidates outside the United States. With respect to our core technologies and intellectual property, our goals are to license our NF-kB technology to pharmaceutical and biotechnology companies conducting research on the discovery of drugs that modulate NF-kB cell signaling and/or marketing such drugs and to license our RegTech cell-signaling technologies to pharmaceutical and biotechnology companies to accelerate their drug discovery. In addition, we may jointly develop product candidates incorporating our ARGENT cell-signaling regulation technology, especially with companies that have proprietary therapeutic genes, cellular systems or gene delivery vectors. As of April 30, 2003, we have not entered into any partnerships for any of our lead product candidates and there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants, deferred compensation benefits for executives and key employees, and the carrying value of intangible assets. In determining expense related to stock-based compensation and deferred compensation, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black Scholes financial model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statements of operations. If, for example, the price and volatility of our common stock were 10% greater as of March 31, 2003, we would have recognized an increase of $3,000 in stock-based compensation to consultants in the first quarter of 2003. Similarly, if the market price of the underlying securities in our executive deferred compensation plan was 10% higher at March 31, 2003, we would have recognized an additional $143,000 in compensation expense in the first quarter of 2003.

At March 31, 2003, we reported $5.1 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during the three months ended March 31, 2003, we expensed $434,000 of unamortized costs related to certain intangible assets which we are not actively developing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired, because they are utilized in our current product development programs and/or are viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off all or a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

Revenue

We recognized revenue of $126,000 for the quarter ended March 31, 2003 compared to $0 for the corresponding period in 2002. The 2003 revenue is due to license agreements into which we have entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 and with GPC Biotech AG in the first quarter of 2003 related to our NF-kB and ARGENT cell-signaling technologies.

Operating Expenses

Research and development expenses decreased by 11% to $4.5 million for the quarter ended March 31, 2003 compared to $5.1 million for the corresponding period in 2002. In the quarter ended March 31, 2003, we wrote off $434,000 of capitalized patent and license costs related to technology that was licensed from an academic institution, which we determined was not critical to the Company’s business and will not be pursued. Excluding this expense, research and development expenses in the quarter ended March 31, 2003 decreased by $992,000 or 19% compared to the corresponding period in 2002. In March 2003, we announced that we were focusing our research and development efforts primarily on our anti-cancer small-molecule product candidates and reducing or deferring our research and development efforts in certain other programs. The decrease in research and development expenses is attributable in part to this decision as expenses related to scaled-back programs decreased by $1.1 million in the quarter ended March 31, 2003 as compared to the corresponding period in 2002. Our research and development expenses related to our core anti-cancer product candidates increased by $329,000 due primarily to costs related to the initiation of Phase 1 clinical trials for our lead product candidate AP23573. This increase in costs was largely offset by a decrease in overhead expenses related to research and development of $202,000, consisting primarily of lower occupancy, depreciation and amortization, in the quarter ended March 31, 2003 as compared to the corresponding period in 2002.

General and administrative expenses decreased by 25% to $885,000 for the quarter ended March 31, 2003 compared to $1.2 million for the corresponding period in 2002. This $299,000 decrease was primarily due to decreased professional fees of $332,000, principally from legal fees related to corporate and litigation matters.

Interest Income/Expense

Interest income decreased by $142,000 to $59,000 for the quarter ended March 31, 2003 compared to $201,000 for the corresponding period in 2002, primarily as a result of lower interest rates and a lower level of funds invested during the first quarter of 2003.

Interest expense decreased to $71,000 for the quarter ended March 31, 2003 from $85,000 for the corresponding period in 2002. The decrease resulted primarily from a lower level of long-term debt outstanding during the first quarter of 2003, prior to refinancing our long-term debt in March 2003.

Operating Results

We reported a loss from operations of $5.3 million for the quarter ended March 31, 2003 compared to a loss from operations of $6.3 million for the corresponding period ended March 31, 2002, a decrease in loss of $983,000, or 16%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $5.3 million for the quarter ended March 31, 2003 compared to a net loss of $6.2 million for the corresponding period in 2002, a decrease in net loss of $855,000 or 14%, and $.15 and $.19 per share (basic and diluted), respectively.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through the private placement and public offering of our equity securities and through research revenue and other transactions resulting from our collaboration with Aventis from 1995 to 1999, including the sale of our 50% interest in the Genomics Center in December 1999. In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, certain licensing transactions, interest income, and government-sponsored research grants.

In March 2003, we announced that we are focusing our resources primarily on developing our three lead anti-cancer small-molecule product candidates. As a result of this decision, we expect to reduce our operating expenses in 2003 by approximately 33% from those amounts incurred in 2002. In addition, we have entered into a new term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off obligations under certain operating leases and for general working capital purposes. This refinancing also lowered our cost of financing our equipment.

At March 31, 2003, we had cash and cash equivalents totaling $21.4 million and working capital of $17.3 million compared to cash and cash equivalents totaling $26.9 million and working capital of $21.1 million at December 31, 2002.

The primary uses of cash during the three months ended March 31. 2003 were $5.6 million to finance our operations and working capital requirements, $6.9 million to repay long-term debt, $226,000 to acquire intellectual property and $234,000 to purchase equipment. The primary sources of cash during the three months ended March 31, 2003 were $7.5 million from proceeds from refinancing our debt and $53,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans.

At March 31, 2003, we had a total of 3,372,288 shares of registered common stock available for sale pursuant to shelf registrations previously filed with the SEC.

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2003:

In thousands	Payments Due By Period

			2004	2007
		In	through	through	After
Contractual Obligations	Total	2003	2006	2008	2008

Long-term debt	$7,500	$1,125	$6,375	$—	$—
Operating leases	2,355	384	1,650	321
Other long-term obligations *	6,791	2,205	3,996	230	360

Total fixed contractual obligations	$16,646	$3,714	$12,021	$551	$360

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We are pursuing the necessary funding to support our research and development programs through potential partnerships for our lead product candidates or product classes; licensing of our cell-signaling regulation technologies, including our NF-kB intellectual property portfolio; and sale of common stock as market conditions permit. Adequate funding may not be available when needed or on terms acceptable to us.

Based on our current operating plans and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe our current available funds will be adequate to satisfy our capital and operating requirements into the second quarter of 2004. However, there can be no assurance that changes in our research and development plans or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the headings “Risk Factors” and “Certain Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission. As a result of these and other factors, actual events or results could differ materially from those described herein.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at March 31, 2003, because our available funds are invested solely in cash equivalents and short-term securities with maturities less than 90 days, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of March 31, 2003, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds, we would incur approximately $143,000 of additional (less) compensation expense.

At March 31, 2003, we have a $7.5 million bank term note which bears interest at prime. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the prime rate (42.5 basis points), we would incur approximately $29,000 of additional interest expense per year based on expected balances over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 45 days of the filing date of this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Counsel for us, counsel for Biogen and counsel for Dr. Gilman have executed a stipulated partial judgment, or the Stipulated Judgment, which was approved pursuant to entry by the Court on January 13, 2003. The Stipulated Judgment dismisses with prejudice our claim for breach of contract against Dr. Gilman and dismisses Biogen as a party to the action. Dr. Gilman’s counterclaims will now proceed to trial in July of 2003. The ultimate outcome of the litigation with Dr. Gilman is not determinable at this time, and as a result, we cannot estimate whether any damages will be awarded or what the range of such an award might be and have not recorded any liability on the March 31, 2003 balance sheet.

On June 25, 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, or Lilly, alleging infringement upon issuance of certain claims of our U.S. patent covering methods of treating human disease by regulating NF-kB cell-signaling activity, or the NF- kB ‘516 Claims, through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly. On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment, or Lilly’s Combined Motion, challenging the validity of the NF-kB ‘516 Claims. We filed a response to Lilly’s Combined Motion on October 17, 2002 and Lilly filed a reply on November 17, 2002. Oral argument on Lilly’s Combined Motion was heard in the U.S. District Court on November 21, 2002. As of April 30, 2003, the U.S. District Court had not yet ruled on Lilly’s Combined Motion. While the ruling on Lilly’s Combined Motion is not currently determinable, if Lilly were to be successful and its Combined Motion is granted, we will consider filing an appeal with the Court of Appeals for the Federal Circuit. If Lilly’s Combined Motion is denied, a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure will be scheduled by the U.S. District Court, and the case will proceed to the discovery phase leading to trial. The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

10.2	Term Note, dated March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

10.3	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts.

10.4	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts.

10.5	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed five Current Reports on Form 8-K during the quarter ended March 31, 2003.

The Form 8-K, filed on January 3, 2003, reported that the Company announced that the investigational new drug application (IND) for AP23573, the Company’s lead anti-cancer product candidate, was filed with the United States Food and Drug Administration in late December 2002, in support of initiating Phase 1 clinical development.

The Form 8-K, filed on January 14, 2003 announced the issuance of a U.S. patent covering intramuscular administration of therapeutic genes controlled by the Company’s cell-signaling regulation technology.

The Form 8-K, filed on February 4, 2003, announced that the Company entered into a non-exclusive license agreement with GPC Biotech AG, which gives GPC Biotech AG the right to use the Company’s proprietary ARGENT cell-signaling regulation technology in GPC’s proprietary LeadCode drug discovery and Reverse Genomics platform.

The Form 8-K, filed on February 24, 2003, announced that Harvey J. Berger, M.D., the Company’s Chairman and Chief Executive Officer was scheduled to speak at the annual Biotechnology’s Industry Organization CEO and Investor Conference in New York City on February 27, 2003.

The Form 8-K, filed on March 11, 2003, announced the result of the Company’s financial results for the fourth quarter and the year ended December 31, 2002. The Company also announced its plans to focus resources primarily on developing its three lead anti-cancer small-molecule product candidates and a reduction in the work force by approximately 20% and expected cash burn rate for 2003 by approximately 33%.

ARIAD, the ARIAD logo, ARGENT and RegTech are our trademarks. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

By: /s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D. Chairman, Chief Executive Officer and President

Date: May 13, 2003	By: /s/ Edward M. Fitzgerald
Edward M. Fitzgerald Senior Vice President and Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title
10.1	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

10.2	Term Note, dated March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

10.3	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts.

10.4	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts.

10.5	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.