Form 10-Q
period 2003-06-30
ARIAD PHARMACEUTICALS INC
filed 2003-08-01
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Yes  (X)  No  (  )

The number of shares of the Registrant’s common stock outstanding as of July 15, 2003 was 38,975,467.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
In thousands, except share and per share data	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,314	$26,850
Marketable securities	17,308
Inventory and other current assets	1,068	847

Total current assets	27,690	27,697

Property and equipment:
Leasehold improvements	12,683	12,642
Equipment and furniture	5,913	5,668

Total	18,596	18,310
Less accumulated depreciation and amortization	(17,472)	(17,269)

Property and equipment, net	1,124	1,041

Intangible and other assets, net	5,607	6,366

Total assets	$34,421	$35,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,478
Accounts payable	1,162	2,145
Accrued compensation and benefits	332	399
Accrued product development expenses	491	1,006
Other accrued expenses	785	1,310
Deferred revenue – current portion	717	187

Total current liabilities	4,987	6,525

Long-term debt	5,625	5,437

Deferred revenue	847	46

Deferred executive compensation	1,226	1,244

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 38,944,221 shares in 2003 and 34,828,689 shares in 2002	39	35
Additional paid-in capital	167,630	158,147
Deferred compensation	(10)	(13)
Accumulated other comprehensive income	10
Accumulated deficit	(145,933)	(136,317)

Total stockholders’ equity	21,736	21,852

Total liabilities and stockholders’ equity	$34,421	$35,104

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

In thousands, except share and per share data	2003	2002	2003	2002

License revenue	$153	$13	$279	$13

Operating expenses:
Research and development	3,206	6,028	7,747	11,127
General and administrative	1,237	1,655	2,122	2,839

Total operating expenses	4,443	7,683	9,869	13,966

Loss from operations	(4,290)	(7,670)	(9,590)	(13,953)

Other income (expense):
Interest income	62	180	121	381
Interest expense	(76)	(87)	(147)	(172)
Other income		534		534

Total other income (expense)	(14)	627	(26)	743

Net loss	$(4,304)	$(7,043)	$(9,616)	$(13,210)

Net loss per common share (basic and diluted)	$(.12)	$(.22)	$(.27)	$(.41)

Weighted average number of shares of common stock outstanding	36,769,778	32,452,353	35,814,896	32,385,139

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

In thousands	2003	2002

Cash flows from operating activities:
Net loss	$(9,616)	$(13,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056	929
Executive compensation expense	141
Stock-based compensation	20
Increase (decrease) from:
Inventory and other current assets	(221)	309
Other assets	55	(40)
Accounts payable	(983)	1,071
Accrued compensation and benefits	(67)	50
Accrued product development expenses	(515)	(24)
Other accrued expenses	(525)	311
Deferred revenue	1,331	37

Net cash used in operating activities	(9,324)	(10,567)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities		442
Purchases of marketable securities	(17,283)
Investment in property and equipment	(287)	(99)
Acquisition of intangible assets	(322)	(661)

Net cash used in investing activities	(17,892)	(318)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	7,500	77
Repayment of borrowings	(7,290)	(724)
Proceeds from issuance of common stock, net of issuance costs	9,338
Proceeds from issuance of stock pursuant to stock option and purchase plans	132	772

Net cash provided by financing activities	9,680	125

Net decrease in cash and equivalents	(17,536)	(10,760)
Cash and equivalents, beginning of period	26,850	46,742

Cash and equivalents, end of period	$9,314	$35,982

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

In March 2003, the Company announced that it is focusing its resources primarily on developing its lead cancer small-molecule product candidates. As a result of this decision, the Company has reduced its operating expenses by 42% and 30% for the three and six-month periods ended June 30, 2003 as compared to the same periods in 2002. In addition, in March 2003, the Company entered into a new term loan agreement with a bank for $7.5 million (see Note 6), the proceeds of which were used to repay existing long-term debt, to pay off obligations under certain operating leases and for general working capital purposes. This refinancing also lowered the Company’s cost of financing its equipment. The Company will require substantial additional funding for its research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities.

The Company will continue to pursue additional funding through the capital markets, collaborations for one or more of its product candidates and additional licenses for its technologies. Based on its current operating plans and the effect of the above actions and assuming no further funding, management believes that the Company’s current available funds will be adequate to satisfy its capital and operating requirements to the fourth quarter of 2004.

2.	Cash Equivalents

Cash equivalents include short-term, highly liquid investments, which consist principally of United States Treasury and agency securities and high-grade domestic corporate securities, purchased with remaining maturities of 90 days or less, and money market accounts. United States Treasury and agency securities are carried at market value.

3.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At June 30, 2003, all of the Company’s marketable securities consisted of United States agency securities. The Company held no marketable securities at December 31, 2002.

At June 30, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $17.3 million and $17.3 million, respectively. Gross unrealized gains and losses were $11,000 and $1,000, respectively, at June 30, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the six months ended

June 30, 2003. Changes in market values resulted in an increase in net unrealized gains of $10,000 for the six-month period ended June 30, 2003.

4.	Inventory

Inventory consists of bulk pharmaceutical materials to be used for multiple development programs. Inventory is carried at cost using the first in, first out method and is charged to research and development expense when consumed. The carrying value of inventory amounted to $287,000 and $430,000 at June 30, 2003 and December 31, 2002, respectively.

5.	Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at June 30, 2003 and December 31, 2002:

In thousands	2003	2002

Capitalized patent and license costs	$7,971	$8,130
Less accumulated amortization	(3,018)	(2,680)

	4,953	5,450
Unvested executive deferred compensation (Note 7)	567	726
Other	87	190

	$5,607	$6,366

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. In addition, capitalized patent and license costs are expensed when it becomes determinable that such technology will not be pursued. The Company expensed $50,000 and $0 in the quarters ended in June 30, 2003 and 2002, respectively, and $484,000 and $0 for the six months ended June 30, 2003 and 2002, respectively, in accordance with this policy.

6.	Long-Term Debt

Long-term debt was comprised of the following at June 30, 2003 and December 31, 2002:

In thousands	2003	2002

Bank term note at prime rate or LIBOR +2% (average of 3.25% at June 30, 2003) payable in monthly installments of $125,000 plus interest, through March, 2006	$7,125
Bank term note at prime plus 1%, repaid in full in March 2003		$6,300
General Electric Capital Corporation term notes at average interest rate of 9.48%, repaid in full in March 2003		615
Less current portion	(1,500)	(1,478)

Long-term debt	$5,625	$5,437

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

The term loan carries interest at the bank’s prime rate or at LIBOR plus 2% and is repayable in 36 monthly installments of $125,000 plus interest beginning in April 2003, with a balloon payment of $3.0 million in March 2006. The term loan requires the Company to maintain a minimum of $10.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets, and dividends, distributions or repurchases of common stock.

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

In April 2002, the Emerging Issues Task Force (“EITF”) issued EITF 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity. This consensus requires that the Company account for such benefits as derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under these pronouncements, the fair value of the derivative is recorded at its inception as an asset and liability, with the asset amortized to expense over the vesting period. Subsequent changes in the fair value of the underlying derivative are immediately included in the determination of net income or loss.

In July 2002, the Company approved the 2002 grants to certain executives and key employees and modified all prior year grants to conform certain terms with current year grants. As a result, all of the grants are being accounted for in accordance with EITF 02-8. Total expense related to the executive compensation plan amounted to $141,000 and $9,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the periods ended June 30, 2003 and June 30, 2002, options to purchase 5,343,321 and 5,352,054 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

10.	Common Stock – Sale of Shares and Shelf Registration

On May 19, 2003, the Company sold 4.0 million registered shares of its common stock to institutional investors at a price of $2.50 per share for gross proceeds of $10.0 million (before commissions and expenses). Net proceeds totaled $9.3 million after commissions and expenses. The sales were made pursuant to shelf registration statements previously filed with the United States Securities and Exchange Commission (“SEC”) under which no shares are available for issuance following the sales.

On July 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC registering for issuance from time to time up to 7.5 million shares of its common stock. The registration statement was declared effective by the SEC on July 16, 2003. To date, the Company has not offered or sold any shares of its common stock pursuant to this registration.

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

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

In thousands (except per share data)	2003	2002	2003	2002

Net loss, as reported	$(4,304)	$(7,043)	$(9,616)	$(13,210)
Effect of stock options if valued at fair value	(623)	(905)	(1,665)	(1,653)

Pro forma net loss	$(4,927)	$(7,948)	$(11,281)	$(14,863)

Net loss per share, as reported	$(.12)	$(.22)	$(.27)	$(.41)
Effect of stock options if valued at fair market	(.02)	(.03)	(.04)	(.05)

Pro forma net loss per share	$(.14)	$(.25)	$(.31)	$(.46)

The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 2.6% for 2003, and 4.4% for 2002, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for 2003, and 111% for 2002. Using this model, the weighted average fair value per option for all options granted to employees in 2003 and 2002 was $ 1.14 and $3.61, respectively.

13.	Subsequent Event

On May 19, 1999, the Company filed suit in the Massachusetts Superior Court against Michael Z. Gilman, Ph.D., or Dr. Gilman, its former Chief Scientific Officer, seeking equitable relief for breach of his employment agreements in accepting a position as the research director of molecular biology at Biogen, Inc., or Biogen. The Superior Court issued a temporary injunction on May 19, 1999 restraining Dr. Gilman from using any of the Company’s confidential information in his new employment. On June 21, 1999, Dr. Gilman filed counterclaims against the Company. On May 26, 1999, Biogen filed a motion to intervene as a defendant in the action which the Superior Court granted on August 2, 1999. Pursuant to a Stipulated Judgement and a Stipulation of Dismissal entered by the Superior Court in January 2003 and July 2003, respectively, all claims and counter-claims in this action have now been resolved on terms not material to the Company and dismissed with prejudice by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to the treatment of cancer and are primarily focused on a series of product candidates for targeted oncology indications. We also developed our RegTech cell-signaling technologies to control intracellular processes with small molecules. Additionally, we have an exclusive license to pioneering technology and patents related to the discovery, development, and use of drugs that regulate NF-κB cell-signaling activity, which has been implicated in many major diseases.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”). Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC (the “Genomics Center”) to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of June 30, 2003, we had an accumulated deficit of $145.9 million.

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

and (5) enter into partnerships for our other product candidates outside the United States. With respect to our core technologies and intellectual property, our goals are to license our NF-κB technology to pharmaceutical and biotechnology companies conducting research on the discovery of drugs that modulate NF-κB cell signaling and/or marketing such drugs and to license our RegTech cell-signaling technologies to pharmaceutical and biotechnology companies to accelerate their drug discovery. In addition, we may jointly develop product candidates incorporating our ARGENT cell-signaling regulation technology, especially with companies that have proprietary therapeutic genes, cellular systems or gene delivery vectors. As of June 30, 2003, we have not entered into any partnerships for any of our lead product candidates and there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, stock-based compensation to consultants, deferred compensation benefits for executives and key employees, and the carrying value of intangible assets. Our revenue is principally comprised of license fees received under agreements that provide the licensees with access to and/or evaluation of certain technology we own or control. We record upfront and annual license fees as deferred revenue upon receipt and recognize them as revenue on a systematic basis over the period of time they are earned in accordance with the terms of the agreements. Such agreements may include milestone and royalty payments. Such payments will be recognized as revenue when earned in accordance with terms of the related agreements.

In determining expense related to stock-based compensation and deferred compensation, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statements of operations. If, for example, the price and volatility of our common stock were 10% greater as of June 30, 2003, we would have recognized an increase of $6,000 in stock-based compensation to consultants in the second quarter of 2003. Similarly, if the market price of the underlying securities in our executive deferred compensation plan was 10% higher at June 30, 2003, we would have recognized an additional $94,000 in compensation expense in the second quarter of 2003.

At June 30, 2003, we reported $5.0 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during the six months ended June 30, 2003, we expensed $484,000 of unamortized costs related to certain intangible assets which we are not actively developing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired, because they are utilized in our current product development programs and/or are viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off all or a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Revenue

We recognized revenue of $153,000 for the quarter ended June 30, 2003 compared to $13,000 for the corresponding period in 2002. The 2003 revenue is due to license agreements into which we have entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 and with GPC Biotech AG in the first quarter of 2003 related to our NF-κB and ARGENT cell-signaling technologies, respectively.

Operating Expenses

Research and development expenses decreased by 47% to $3.2 million for the quarter ended June 30, 2003 compared to $6.0 million for the corresponding period in 2002. In March 2003, we announced that we were focusing our research and development efforts primarily on our anti-cancer small-molecule product candidates and reducing or deferring our research and development efforts in certain other programs. The decrease in research and development expenses is attributable in part to this decision, as expenses related to scaled-back programs decreased by $1.9 million in the quarter ended June 30, 2003 as compared to the corresponding period in 2002. The decrease in research and development expenses is also due to reduced personnel expenses, through a reduction in our workforce in March 2003, and related laboratory and general expenses ($547,000), reduced expenses related to equipment leases that expired or were bought out ($201,000) and reduced amortization of leasehold improvements that have become fully amortized ($230,000).

General and administrative expenses decreased by 25% to $1.2 million for the quarter ended June 30, 2003 compared to $1.7 million for the corresponding period in 2002. This $418,000 decrease was primarily due to decreased professional fees of $228,000, principally from legal fees related to corporate and litigation matters, personnel expenses of $51,000 and reduced overhead and other expenses of $115,000.

We expect that our operating expenses will remain at approximately the current levels over the next twelve months although they may fluctuate from quarter to quarter. Actual operating expenses may increase or decrease depending on the progress of our product development programs, including pre-clinical and clinical studies and product manufacturing, the status of our litigation with Eli Lilly and Company, our ability to realize revenue through partnerships, licensing, joint ventures or similar arrangements and our ability to raise additional funding through the sale of equity securities.

Interest Income/Expense

Interest income decreased by $118,000 to $62,000 for the quarter ended June 30, 2003 compared to $180,000 for the corresponding period in 2002, primarily as a result of lower interest rates and lower level of funds invested during the second quarter of 2003.

Interest expense decreased to $76,000 for the quarter ended June 30, 2003 from $87,000 for the corresponding period in 2002. The decrease resulted primarily from lower interest rates during the second quarter of 2003, partially offset by a higher level of long-term debt outstanding during the second quarter of 2003.

Other Income

Other income consists of a one-time tax refund of $534,000 received during the quarter ended June 30, 2002, due to changes in the tax laws. As a result of these changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain on the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax, and reported the gain in other income.

Operating Results

We reported a loss from operations of $4.3 million for the quarter ended June 30, 2003 compared to a loss from operations of $7.7 million for the corresponding period ended June 30, 2002, a decrease in loss of $3.4 million, or 44%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $4.3 million for the quarter ended June 30, 2003 compared to a net loss of $7.0 million for the corresponding period in 2002, a decrease in net loss of $2.7 million or 39%, and a net loss per share of $.12 and $.22 (basic and diluted), respectively.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Revenue

We recognized revenue of $279,000 for the six months ended June 30, 2003 compared to $13,000 for the corresponding period in 2002. The 2003 revenue is due to license agreements into which we entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 and with GPC Biotech AG in the first quarter of 2003 related to our NF-κB and ARGENT cell-signaling technologies, respectively.

Operating Expenses

Research and development expenses decreased by 30% to $7.7 million for the six months ended June 30, 2003 compared to $11.1 million for the corresponding period in 2002. The decrease in research and development expenses is attributable, in part, to our decision to focus our research and development efforts, as expenses related to scaled-back programs decreased by $3.1 million in the six months ended June 30, 2003 as compared to the corresponding period in 2002. Our research and development expenses related to our core cancer product candidates increased by $368,000 due primarily to costs related to the initiation of Phase 1 clinical trials for our lead product candidate AP23573. The remaining decrease in research and development expenses is primarily due to reduced personnel expenses, through a reduction in our workforce in March 2003, and related laboratory and general expenses ($564,000), reduced expenses related to equipment leases that expired or were bought out ($172,000) and reduced amortization of leasehold improvements that have become fully amortized ($469,000), offset in part by write-offs of capitalized patent and license costs associated with technologies we have decided not to pursue ($480,000).

General and administrative expenses decreased by 25% to $2.1 million for the six months ended June 30, 2003 compared to $2.8 million for the corresponding period in 2002. This $717,000 decrease was primarily due to decreased professional fees of $611,000, principally from legal fees related to corporate and litigation matters, and overhead and other expenses of $120,000.

Interest Income/Expense

Interest income decreased by $260,000 to $121,000 for the six months ended June 30, 2003 compared to $381,000 for the corresponding period in 2002, primarily as a result of lower interest rates and a lower level of funds invested.

Interest expense decreased to $147,000 for the six months ended June 30, 2003 from $172,000 for the corresponding period in 2002. The decrease resulted primarily from lower interest rates for the six months ended June 30, 2003, offset in part by a higher level of long-term debt outstanding during the six months ended June 30, 2003.

Other Income

Other income consists of a one-time tax refund of $534,000 received during the six months ended June 30, 2002, due to changes in the tax laws. As a result of these changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain of the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax and reported the gain in other income.

Operating Results

We reported a loss from operations of $9.6 million for the six months ended June 30, 2003 compared to a loss from operations of $14.0 million for the corresponding period ended June 30, 2002, a decrease in loss of $4.4 million, or 31%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $9.6 million for the six months ended June 30, 2003 compared to a net loss of $13.2 million for the corresponding period in 2002, a decrease in net loss of $3.6 million or 27%, and a net loss per share of $.27 and $.41 (basic and diluted), respectively.

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

In March 2003, we announced that we are focusing our resources primarily on developing our three lead anti-cancer small-molecule product candidates. As a result of this decision, we have reduced our operating expenses by 42% and 30% for the three and six-month periods ended June 30, 2003, as compared to the same periods in 2002. In addition, in March 2003, we entered into a new term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off obligations under certain operating leases and for general working capital purposes. This refinancing also lowered our cost of financing our equipment. The term loan carries interest at the bank’s prime rate or at LIBOR plus 2% and is repayable in 36 monthly installments of $125,000 plus interest beginning in April 2003, with a balloon payment of $3.0 million in March 2006. The term loan requires the Company to maintain a minimum of $10.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets, and dividends, distributions or repurchases of common stock.

At June 30, 2003, we had cash, cash equivalents and marketable securities totaling $26.6 million and working capital of $22.7 million compared to cash and cash equivalents totaling $26.9 million and working capital of $21.1 million at December 31, 2002.

The primary uses of cash during the six months ended June 30, 2003 were $9.3 million to finance our operations and working capital requirements, $17.3 million to acquire marketable securities, $7.3 million to repay long-term debt, $322,000 to acquire intellectual property and $287,000 to purchase equipment. The primary sources of cash during the six months ended June 30, 2003 were $9.3 million from the sale of 4.0 million shares of our common stock, $7.5 million from proceeds from refinancing our debt and $132,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans.

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of June 30, 2003:

In thousands	Payments Due By Period

			2004	2007
		In	through	through	After
Contractual Obligations	Total	2003	2006	2008	2008

Long-term debt	$7,125	$750	$6,375	$—	$—
Operating leases	2,227	256	1,650	321	—
Other long-term obligations *	6,087	1,501	3,996	230	360

Total fixed contractual obligations	$15,439	$2,507	$12,021	$551	$360

*     Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We are pursuing the necessary funding to support our research and development programs through potential partnerships for our lead product candidates or product classes; licensing of our cell-signaling regulation technologies, including our NF-κB intellectual property portfolio; and sale of common stock as market conditions permit. We have available 7.5 million shares of our common stock under a currently effective shelf registration which may be used to raise capital. However, adequate funding may not be available when needed or on terms acceptable to us.

Based on our current operating plans and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe our current available funds will be adequate to satisfy our capital and operating requirements to the fourth quarter of 2004. However, there can be no assurance that changes in our research and development plans, litigation or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at June 30, 2003, because our available funds are invested solely in cash equivalents and short-term securities with maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of June 30, 2003, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds, we would incur approximately $94,000 of additional (less) compensation expense.

At June 30, 2003, we have a $7.1 million bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (40.0 basis points), we would incur approximately $27,000 of additional interest expense per year based on expected balances over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared.

(b)  Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 1999, we filed suit in the Massachusetts Superior Court against Michael Z. Gilman, Ph.D., or Dr. Gilman, our former Chief Scientific Officer, seeking equitable relief for breach of his employment agreements in accepting a position as the research director of molecular biology at Biogen, Inc., or Biogen. The Superior Court issued a temporary injunction on May 19, 1999 restraining Dr. Gilman from using any of our confidential information in his new employment. On June 21, 1999, Dr. Gilman filed counterclaims against us. On May 26, 1999, Biogen filed a motion to intervene as a defendant in the action which the Superior Court granted on August 2, 1999. Pursuant to a Stipulated Judgement and a Stipulation of Dismissal entered by the Superior Court in January 2003 and July 2003, respectively, all claims and counter-claims in this action have now been resolved on terms not material to the Company and dismissed with prejudice by the parties.

On June 25, 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, or Lilly, alleging infringement upon issuance of certain claims of our U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity, or the NF-κB ’516 Claims, through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly. On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment, or Lilly’s Combined Motion, challenging the validity of the NF-κB ’516 Claims. We filed a response to Lilly’s Combined Motion on October 17, 2002 and Lilly filed a reply on November 17, 2002. Oral argument on Lilly’s Combined Motion was heard in the U.S. District Court on November 21, 2002. On May 12, 2003, the U.S. District Court issued a Memorandum of Decision and Order denying Lilly’s Combined Motion. Lilly’s Answer to Plaintiff’s Complaint and Counterclaims was filed with the U.S. District Court on May 27, 2003. On June 17, 2003, Lilly filed a motion to disqualify plaintiffs’ counsel from representing us with respect to our NF-κB patent portfolio, the merits of which we seriously question. On June 19, 2003, ARIAD’s Answer to Lilly’s Answer and Counterclaims was filed and a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure occurred in order for the case to proceed to the discovery phase leading to trial. The Markman hearing (on patent claim construction) in the case is scheduled to be heard on January 13, 2004. The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 24, 2003. Of 34,917,396 shares of common stock issued and outstanding and eligible to vote as of the record date of April 30, 2003, a quorum of 31,095,386 shares, or 89% of the eligible shares, was present in person or represented by proxy. The following actions were taken at such meeting.

(a)	Re-election of the following Class 3 Directors of the Company:

	Number of Shares

	Voted For	Withheld Authority

Harvey J. Berger, M.D.	28,378,436	2,716,950
Burton E. Sobel, M.D.	28,520,764	2,574,622
Raymond S. Troubh	28,471,143	2,624,243

After the meeting, Frederick S. Schiff continued to serve as Class 1 Director of the Company for a term which expires in 2004 and until his successor is duly elected and qualified. Jay R. LaMarche, Sandford D. Smith and Elizabeth H.S. Wyatt continued to serve as Class 2 Directors of the Company for terms which expire in 2005 and until their successors are duly elected and qualified.

(b)	Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2003. The voting results were 30,595,664 votes for, 469,236 votes against and 30,486 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1 Certification of the Chief Executive Officer.

31.2 Certification of the Chief Financial Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed or furnished seven Current Reports on Form 8-K during the quarter ended June 30, 2003.

The Form 8-K filed on May 7, 2003 reported that the Company announced that it has begun enrollment of cancer patients at major cancer centers in two Phase 1 clinical studies of AP23573, the Company’s lead cancer product candidate.

The Form 8-K filed May 9, 2003 announced that the Company entered into a non-exclusive worldwide license agreement with DiscoveRx Corporation that grants DiscoveRx the right to commercialize drug-discovery assay products covered by the Company’s pioneering NF-κB patents.

The Form 8-K furnished on May 13, 2003 announced the Company’s financial results for the first quarter ended March 31, 2003. The Company also announced the results of studies supporting the use of its product candidate, AP23464, to treat advanced and drug-resistant cancers.

The Form 8-K filed on May 14, 2003 announced that the United States District Court for the District of Massachusetts has ruled in favor of the Company and co-plaintiffs in a patent infringement suit filed June 25, 2002 against Eli Lilly and Company alleging infringement of their pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell signaling activity.

The Form 8-K filed on May 19, 2003 announced signing of definitive agreements with two institutional investors for the purchase of 4.0 million shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.50 per share, for gross proceeds of $10.0 million, pursuant to the Prospectus and Prospectus Supplements involved in the Form S-3 registration statements (Registration No. 333-63708 and Registration No. 333-76486) and a new Registration Statement on Form S-3 filed pursuant to Rule 46(b) under the Securities Act of 1933, as amended (Registration No. 333-105361).

The Form 8-K filed on May 30, 2003 announced that the results of the in vivo studies of AP23573, the Company’s lead cancer product candidate which is in Phase 1 clinical trials, indicate that AP23573 was highly effective in animal models of human solid tumors.

The Form 8-K filed on June 12, 2002 announced that GPC Biotech AG, a licensee of the Company’s proprietary cell-signaling regulation technology, has entered into an expanded collaboration and license agreement with ALTANA Pharma AG, which will result in license payments to the Company of $1 million over the next twenty months, as well as additional license fees thereafter, subject to certain offsets.

ARIAD and the ARIAD logo are our registered trademarks and ARGENT and RegTech are our trademarks. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Form 10-Q. We include our website address herein only as an inactive textual reference and do not intend it to be an active link to our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

	By:	/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Chairman, Chief Executive Officer and President

	By:	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: August 1, 2003		(Duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.