Form 10-Q
period 2003-09-30
ARIAD PHARMACEUTICALS INC
filed 2003-11-04
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes (X)    No ( )

The number of shares of the Registrant’s common stock outstanding as of October 10, 2003 was 45,576,657.

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
SIGNATURES
EXHIBIT INDEX
EX-10.1 EMPLOYMENT AGREEMENT - HARVEY J. BERGER
EX-10.2 EMPLOYMENT AGREEMENT - LAURIE A. ALLEN
EX-10.3 EMPLOYMENT AGREEMENT - DAVID BERSTEIN
EX-10.4 EMPLOYMENT AGREEMENT - TIMOTHY P. CLACKSON
EX-10.5 EMPLOYMENT AGREEMENT -EDWARD M. FITZGERALD
EX-10.6 EMPLOYMENT AGREEMENT - JOHN D. IULIUCCI
EX-10.7 EXECUTIVE EMPLOYMENT AGREEMENT - SEKHRI
EX-10.8 NON-QUALIFIED STOCK OPTION AGREEMENT
EX-31.1 CERTIFICATION OF THE C.E.O.
EX-31.2 CERTIFICATION OF THE C.F.O.
EX-32.1 SECTION 906 CERTIFICATION

ARIAD PHARMACEUTICALS, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.         UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
In thousands, except share and per share data	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,702	$26,850
Marketable securities	19,294
Inventory and other current assets	917	847

Total current assets	22,913	27,697

Property and equipment:
Leasehold improvements	12,686	12,642
Equipment and furniture	5,918	5,668

Total	18,604	18,310
Less accumulated depreciation and amortization	(17,581)	(17,269)

Property and equipment, net	1,023	1,041

Intangible and other assets, net	6,322	6,366

Total assets	$30,258	$35,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,478
Accounts payable	1,005	2,145
Accrued compensation and benefits	247	399
Accrued product development expenses	630	1,006
Other accrued expenses	563	1,310
Deferred revenue – current portion	668	187

Total current liabilities	4,613	6,525

Long-term debt	5,250	5,437

Deferred revenue	706	46

Deferred executive compensation	2,104	1,244

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares; issued and outstanding, 39,057,797 shares in 2003 and 34,828,689 shares in 2002	39	35
Additional paid-in capital	167,903	158,147
Deferred compensation	(27)	(13)
Accumulated other comprehensive income	2
Accumulated deficit	(150,332)	(136,317)

Total stockholders’ equity	17,585	21,852

Total liabilities and stockholders’ equity	$30,258	$35,104

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and
per share data	2003	2002	2003	2002

License revenue	$190	$12	$469	$25

Operating expenses:
Research and development	3,292	6,515	11,039	17,642
General and administrative	1,292	1,373	3,414	4,212

Total operating expenses	4,584	7,888	14,453	21,854

Loss from operations	(4,394)	(7,876)	(13,984)	(21,829)

Other income (expense):
Interest income	54	136	175	517
Interest expense	(59)	(79)	(206)	(251)
Other income				534

Total other income (expense)	(5)	57	(31)	800

Net loss	$(4,399)	$(7,819)	$(14,015)	$(21,029)

Net loss per common share (basic and diluted)	$(.11)	$(.24)	$(.38)	$(.65)

Weighted average number of shares of common stock outstanding	38,992,031	32,505,924	36,885,579	32,425,400

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

In thousands	2003	2002

Cash flows from operating activities:
Net loss	$(14,015)	$(21,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,326	1,374
Executive compensation expense	320	154
Stock-based compensation	38	(13)
Increase (decrease) from:
Inventory and other current assets	(70)	221
Other assets	29	(39)
Accounts payable	(1,140)	1,418
Accrued compensation and benefits	(152)	(97)
Accrued product development expenses	(376)	256
Other accrued expenses	(747)	325
Deferred revenue	1,141	25
Deferred executive compensation	(108)

Net cash used in operating activities	(13,754)	(17,405)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	10,500	442
Purchases of marketable securities	(29,732)
Investment in property and equipment	(294)	(157)
Acquisition of intangible assets	(411)	(1,124)

Net cash used in investing activities	(19,937)	(839)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	7,500	77
Repayment of borrowings	(7,665)	(1,086)
Proceeds from issuance of common stock, net of issuance costs	9,338
Proceeds from issuance of stock pursuant to stock option and purchase plans	370	844

Net cash provided by financing activities	9,543	165

Net decrease in cash and equivalents	(24,148)	(18,409)
Cash and equivalents, beginning of period	26,850	46,742

Cash and equivalents, end of period	$2,702	$28,333

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000.

In March 2003, the Company announced that it was focusing its resources primarily on developing its lead cancer small-molecule product candidates. As a result of that decision, the Company has reduced its operating expenses by 42% and 34% for the three and nine-month periods ended September 30, 2003 as compared to the same periods in 2002. In May and October 2003, the Company raised $10.0 million and $40.9 million, respectively, through the sale of its common stock (see Note 8). While the Company’s current level of cash, cash equivalents and marketable securities should be sufficient to support its operations through at least 2005, the Company will require substantial additional funding for its research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities.

2.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At September 30, 2003, all of the Company’s marketable securities consisted of United States agency securities. The Company held no marketable securities at December 31, 2002.

At September 30, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $19.3 million and $19.3 million, respectively. Gross unrealized gains and losses were $5,000 and $3,000, respectively, at September 30, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the nine months ended September 30, 2003. Changes in market values resulted in an increase in net unrealized gains of $2,000 for the nine-month period ended September 30, 2003.

3.	Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at September 30, 2003 and December 31, 2002:

In thousands	2003	2002

Capitalized patent and license costs	$8,060	$8,130
Less accumulated amortization	(3,185)	(2,680)

	4,875	5,450
Unvested executive deferred compensation (Note 5)	1,375	726
Other	72	190

	$6,322	$6,366

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. In addition, capitalized patent and license costs are expensed if and when it becomes determinable that such technology will not be pursued. The Company expensed $484,000 in the nine months ended September 30, 2003, none of that expense in the three months ended September 30, 2003, and $0 in the nine months ended September 30, 2002 in accordance with this policy.

4.	Long-Term Debt

Long-term debt was comprised of the following at September 30, 2003 and December 31, 2002:

In thousands	2003	2002

Bank term note at prime rate or LIBOR +2% (average of 3.36% at September 30, 2003) payable in monthly installments of $125,000 plus interest, through March 2006	$6,750
Bank term note at prime plus 1%, repaid in full in March 2003		$6,300
General Electric Capital Corporation term notes at average interest rate of 9.48%, repaid in full in March 2003		615
Less current portion	(1,500)	(1,478)

Long-term debt	$5,250	$5,437

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

Since 1998, the Company has maintained an executive compensation plan which provides participants an option to purchase certain designated mutual funds at a discount (75% for each year since the plan’s inception) equal to the amount of the award. The options vest equally over four years.

In August 2003, the Company approved the 2003 grants to certain executives and key employees. The Company recorded an asset and liability of $930,000 which represents the fair value of the unvested grant at inception. The asset will be amortized over the vesting period of four years. The liability will be adjusted quarterly to reflect changes in the fair value of the underlying mutual funds with a charge or credit included in the determination of net income or loss, as well as any payments made under the plan. Total expense related to the executive compensation plan amounted to $179,000 and $145,000 for the three months ended September 30, 2003 and September 30, 2002, respectively, and $320,000 and $154,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

6.	Comprehensive Income (Loss)

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

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the periods ended September 30, 2003 and September 30, 2002, options to purchase 5,655,165 and 5,280,287 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

8.	Common Stock — Sale of Shares and Shelf Registration

On May 19, 2003, the Company sold 4,000,000 registered shares of its common stock to institutional investors at a price of $2.50 per share for gross proceeds of $10.0 million (before commissions and expenses). Net proceeds totaled $9.3 million after commissions and expenses. The sales were made pursuant to shelf registration statements previously filed with the United States Securities and Exchange Commission (“SEC”) under which no shares are available for issuance following the sales.

On July 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC registering for issuance from time to time up to 7.5 million shares of its common stock. The registration statement was declared effective by the SEC on July 16, 2003.

Subsequent to the end of the quarter, on October 8, 2003, the Company sold 6,438,114 shares of its common stock, registered pursuant to the above noted shelf registration, to institutional investors at a price of $6.35 per share for gross proceeds of $40.9 million (before commissions and expenses). Net proceeds after commissions and expenses will be approximately $38.0 million. After this sale of shares, 1,061,886 shares remain available for issuance under this shelf registration.

9.	Recently Issued Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion for new arrangements into which it enters. The adoption of this EITF had no effect on the Company’s results of operations for the three and nine-month periods ended September 30, 2003.

10.	Stock Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

In thousands (except per share data)	2003	2002	2003	2002

Net loss, as reported	$(4,399)	$(7,819)	$(14,015)	$(21,029)
Effect of stock options if valued at fair value	(1,187)	(593)	(2,852)	(2,246)

Pro forma net loss	$(5,586)	$(8,412)	$(16,867)	$(23,275)

Net loss per share, as reported	$(.11)	$(.24)	$(.38)	$(.65)
Effect of stock options if valued at fair market	(.03)	(.02)	(.08)	(.07)

Pro forma net loss per share	$(.14)	$(.26)	$(.46)	$(.72)

The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 3.5% for 2003, and 3.2% for 2002, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for 2003, and 111% for 2002. Using this model, the weighted average fair value per option for all options granted to employees in 2003 and 2002 was $3.26 and $3.61, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines that regulate cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to the treatment of cancer and are primarily focused on a series of product candidates for targeted oncology indications. We also developed our RegTech cell-signaling regulation technologies to control intracellular processes with small molecules. Additionally, we have an exclusive license to pioneering technology and patents related to the discovery, development, and use of drugs that regulate NF-kB cell-signaling activity, which has been implicated in many major diseases.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”). Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC (the “Genomics Center”) to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of September 30, 2003, we had an accumulated deficit of $150.3 million.

Our business strategy aims to balance near-term revenues from product partnering and technology licensing with independent product development and commercialization. With respect to the development and commercialization of our lead product candidates, our goals are to: (1) build a comprehensive cancer-focused franchise; (2) develop our oncology product candidates independently as far as possible before partnering them; (3) establish the commercial infrastructure to market or co-market our anti-cancer product candidates in the United States; (4) enter into worldwide partnerships with pharmaceutical or biotechnology companies, after obtaining definitive clinical data, to develop our cancer product candidates and commercialize them outside the United States; and (5) enter into worldwide partnerships with medical device companies to develop and commercialize our lead product candidate, AP23573, in drug-delivery stents to decrease reblockage of arteries following angioplasty and stenting. With respect to our core technologies and intellectual property, our goals are to license our NF-kB technology to pharmaceutical and biotechnology companies conducting research on the discovery of drugs that modulate NF-kB cell signaling and/or marketing such drugs and to license our RegTech cell-signaling regulation technologies to pharmaceutical and biotechnology companies to accelerate their drug discovery. In addition, we may jointly develop product candidates incorporating our ARGENT cell-signaling regulation technology with companies that have proprietary therapeutic genes, cellular systems or gene delivery vectors. As of September 30, 2003, we have not entered into any partnerships for any of our lead product candidates and there can be no assurance that we will be successful in achieving our strategies and generating future revenue streams.

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

In determining expense related to stock-based compensation to nonemployees and deferred compensation under our executive compensation plan, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statements of operations. If, for example, the price and volatility of our common stock were 10% greater as of September 30, 2003, we would have recognized an increase of $13,000 in stock-based compensation to non-employees in the third quarter of 2003. Similarly, if the market price of the underlying securities in our executive deferred compensation plan was 10% higher at September 30, 2003, we would have recognized an additional $190,000 in compensation expense in the third quarter of 2003.

At September 30, 2003, we reported $4.9 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during the nine months ended September 30, 2003, we expensed $484,000 of unamortized costs related to certain intangible assets which we are not actively developing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired, because they are utilized in our current product development programs and/or are viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off all or a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Revenue

We recognized revenue of $190,000 for the quarter ended September 30, 2003 compared to $12,000 for the corresponding period in 2002. The 2003 revenue is due to license agreements into which we have entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 and with GPC Biotech AG in the first quarter of 2003 related to our NF-kB and ARGENT technologies, respectively.

Operating Expenses

Research and development expenses decreased by 49% to $3.3 million for the quarter ended September 30, 2003 compared to $6.5 million for the corresponding period in 2002. In March 2003, we announced that we were focusing our research and development efforts primarily on our lead cancer product candidates and reducing or deferring our research and development efforts in certain other programs. The decrease in research and development expenses is attributable in part to this decision, as expenses related to scaled-back programs decreased by $1.7 million in the quarter ended September 30, 2003 as compared to the corresponding period in 2002. Research and development expenses for our lead cancer product candidates also decreased by $823,000 in the quarter ended September 30, 2003 as compared to the corresponding period in 2002, due to the conduct in the third and fourth quarters of 2002 of certain pre-clinical studies which were substantially completed by the end of 2002. The decrease in research and development expenses is also due to reduced personnel expenses ($191,000), through a reduction in our workforce in March 2003, and related laboratory and general expenses ($434,000), including reduced expenses related to equipment leases that expired or were bought out ($199,000), and reduced amortization of leasehold improvements that have become fully amortized ($204,000).

General and administrative expenses decreased by 6% to $1.3 million for the quarter ended September 30, 2003 compared to $1.4 million for the corresponding period in 2002. This $81,000 decrease was primarily due to reduced overhead and other expenses ($81,000) and reduced personnel expenses ($21,000), offset, in part, by increased professional fees ($22,000).

We expect that our operating expenses will increase over the next twelve months due to the advancement of our lead product candidates in and into clinical trials. The continued advancement of these product candidates will require expenditure of funds to support pre-clinical pharmacology and toxicology studies, product development and manufacturing, and related activities. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including pre-clinical and clinical studies and product manufacturing, the status of our litigation with Eli Lilly and Company, our ability to realize revenue through partnerships, licensing, joint ventures or similar arrangements and our ability to raise additional funding through the sale of equity securities.

Interest Income/Expense

Interest income decreased by $82,000 to $54,000 for the quarter ended September 30, 2003 compared to $136,000 for the corresponding period in 2002, primarily as a result of lower interest rates and lower level of funds invested during the third quarter of 2003.

Interest expense decreased to $59,000 for the quarter ended September 30, 2003 from $79,000 for the corresponding period in 2002. The decrease resulted primarily from a lower level of long-term debt outstanding and lower interest rates during the third quarter of 2003.

Operating Results

We reported a loss from operations of $4.4 million for the quarter ended September 30, 2003 compared to a loss from operations of $7.9 million for the corresponding period ended September 30, 2002, a decrease in loss of $3.5 million, or 44%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $4.4 million for the quarter ended September 30, 2003 compared to a net loss of $7.8 million for the corresponding period in 2002, a decrease in net loss of $3.4 million or 44%, and a net loss per share of $.11 and $.24 (basic and diluted), respectively.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Revenue

We recognized revenue of $469,000 for the nine months ended September 30, 2003 compared to $25,000 for the corresponding period in 2002. The 2003 revenue is due to license agreements into which we entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 and with GPC Biotech AG in the first quarter of 2003 related to our NF-kB and ARGENT technologies, respectively.

Operating Expenses

Research and development expenses decreased by 37% to $11.0 million for the nine months ended September 30, 2003 compared to $17.6 million for the corresponding period in 2002. The decrease in research and development expenses is attributable, in part, to our decision to focus our research and development efforts, as expenses related to scaled-back programs decreased by $4.8 million in the nine months ended September 30, 2003 as compared to the corresponding period in 2002. Our research and development expenses related to our core cancer product candidates decreased by $454,000 for the nine months ended September 30, 2003 as compared to the corresponding period in 2002 due to the conduct in the third and fourth quarters of 2002 of certain pre-clinical studies which were substantially completed by the end of 2002. The remaining decrease in research and development expenses is primarily due to reduced personnel expenses ($352,000), through a reduction in our workforce in March 2003, and related laboratory and general expenses ($1.0 million), including reduced expenses related to equipment leases that expired or were bought out ($371,000) and reduced amortization of leasehold improvements that have become fully amortized ($673,000), offset in part by write-offs of capitalized patent and license costs associated with technologies we have decided not to pursue ($484,000) and increased other overhead expenses ($173,000).

General and administrative expenses decreased by 19% to $3.4 million for the nine months ended September 30, 2003 compared to $4.2 million for the corresponding period in 2002. This decrease was primarily due to decreased professional fees ($493,000), principally from legal fees related to corporate and litigation matters, personnel and general expenses ($104,000) and overhead and other expenses ($201,000).

Interest Income/Expense

Interest income decreased by $342,000 to $175,000 for the nine months ended September 30, 2003 compared to $517,000 for the corresponding period in 2002, primarily as a result of lower interest rates and a lower level of funds invested during the nine months ended September 30, 2003.

Interest expense decreased to $206,000 for the nine months ended September 30, 2003 from $251,000 for the corresponding period in 2002. The decrease resulted primarily from a lower level of long-term debt outstanding and lower interest rates during the nine months ended September 30, 2003.

Other Income

Other income consists of a one-time tax refund of $534,000 received during the quarter ended June 30, 2002, due to changes in the tax laws in 2002. As a result of these changes, we were able to carry back a portion of our 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Genomics Center to Aventis. In December 1999, we recognized a gain of the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax and reported the gain in other income.

Operating Results

We reported a loss from operations of $14.0 million for the nine months ended September 30, 2003 compared to a loss from operations of $21.8 million for the corresponding period ended September 30, 2002, a decrease in loss of $7.8 million, or 36%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $14.0 million for the nine months ended September 30, 2003 compared to a net loss of $21.0 million for the corresponding period in 2002, a decrease in net loss of $7.0 million or 33%, and a net loss per share of $.38 and $.65 (basic and diluted), respectively.

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

In March 2003, we announced that we will be focusing our resources primarily on developing our lead cancer product candidates. As a result of this decision, we have reduced our operating expenses by 42% and 34% for the three and nine-month periods ended September 30, 2003, as compared to the same periods in 2002. In addition, in March 2003, we entered into a new term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off obligations under certain operating leases and for general working capital purposes. This refinancing also lowered our cost of financing our equipment. The term loan carries interest at the bank’s prime rate or at LIBOR plus 2% and is repayable in 36 monthly installments of $125,000 plus interest beginning in April 2003, with a balloon payment of $3.0 million in March 2006. The term loan requires the Company to maintain a minimum of $10.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets, and dividends, distributions or repurchases of common stock.

At September 30, 2003, we had cash and marketable securities totaling $22.0 million and working capital of $18.3 million compared to cash and cash equivalents totaling $26.9 million and working capital of $21.1 million at December 31, 2002. In October 2003, we raised an additional $40.9 million from the sale of 6,438,114 shares of our common stock (before commissions and expenses.)

The primary uses of cash during the nine months ended September 30, 2003 were $13.8 million to finance our operations and working capital requirements, $29.7 million to acquire marketable securities, $7.7 million to repay long-term debt, $411,000 to acquire intellectual property and $294,000 to purchase equipment. The primary sources of cash during the nine months ended September 30, 2003 were $10.5 million from the sale of marketable securities, $9.3 million from the sale of 4.0 million shares of our common stock, $7.5 million from proceeds from refinancing our debt and $370,000 from the sale of shares of common stock pursuant to our stock option and employee stock purchase plans.

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of September 30, 2003:

	Payments Due By Period

			2004	2007
In thousands		In	through	through	After
Contractual Obligations	Total	2003	2006	2008	2008

Long-term debt	$6,750	$375	$6,375	$—	$—
Operating leases	2,044	110	1,613	321	—
Other long-term obligations*	9,098	805	7,270	663	360

Total fixed contractual obligations	$17,892	$1,290	$15,258	$984	$360

*     Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We are pursuing the necessary funding to support our research and development programs through potential partnerships for our lead product candidates or product classes; licensing of our cell-signaling regulation technologies, including our NF-kB intellectual property portfolio; and sale of common stock as market conditions permit. We have available 1,061,886 million shares of our common stock under a currently effective shelf registration which may be used to raise capital. However, adequate funding may not be available when needed or on terms acceptable to us.

Based on our current operating plans, we believe that our current available funds, including the proceeds from our sale of 6,438,114 shares of our common stock on October 8, 2003, will be adequate to satisfy our capital and operating requirements through at least 2005. However, there can be no assurance that changes in our research and development plans, litigation or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at September 30, 2003, because our available funds are invested solely in short-term securities with maturities of nine months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of September 30, 2003, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $190,000 of additional (less) compensation expense.

At September 30, 2003, we have a $6.8 million bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (40.0 basis points), we would incur approximately $24,000 of additional interest expense per year based on expected balances over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared.

(b)  Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NF-kB Patent Infringement Litigation

On August 13, 2003, the U.S. District Court denied defendant Eli Lilly and Company’s motion to disqualify our counsel from representing us and our co-plaintiffs, Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University, with respect to our NF-kB patents. The Markman hearing on patent claim construction in this case is scheduled to be heard on January 13, 2004. The ultimate outcome of this litigation can not be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.
10.2	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.3	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and David Berstein, Esq.

10.4	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.

10.5	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald

10.6	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and John D. Iuliucci, Ph.D.

10.7	Executive Employment Agreement, dated September 10, 2003, between ARIAD Pharmaceuticals, Inc and Paul J. Sekhri

10.8	Non-qualified Stock Option Agreement, dated October 1, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed or furnished eight Current Reports on Form 8-K during the quarter ended September 30, 2003.

The Form 8-K filed on July 3, 2003 reported that the Company announced that it has filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to 7.5 million shares of common stock.

The Form 8-K filed on July 7, 2003 reported that the Company announced the results of pre-clinical studies of AP23464, the Company’s product candidate to treat life-threatening forms of blood cancer, demonstrated high potency and activity.

The Form 8-K filed on July 14, 2003 reported that the Company announced at the American Association for Cancer Research the results of pre-clinical studies of potential therapeutic benefits of AP23841, the Company’s product candidate to treat cancer that has spread to bone.

The Form 8-K furnished on August 1, 2003 announced the Company’s financial results for the second quarter ended June 30, 2003.

The Form 8-K filed on September 22, 2003 reported that the Company announced the election of Mary Tanner, Senior Managing Director at Bear Sterns & Co. Inc. to its Board of Directors.

The Form 8-K filed on September 24, 2003 reported that the Company announced the election of Athanase Lavidas, Ph.D., Chairman and Chief Executive Officer of the Lavipharm Group, to its Board of Directors.

The Form 8-K filed on September 29, 2003 reported that the Company announced the appointment of Paul J. Sekhri to the newly created position of President and Chief Business Officer of the Company.

The Form 8-K filed on September 30, 2003 announced the appointment of three senior ARIAD executives to the leadership of its research and development organization: Timothy Clackson, Ph.D., as Chief Scientific Officer, John Iuliucci, Ph.D., as Chief Development Officer, and Tomi Sawyer, Ph.D., as Senior Vice President, Drug Discovery.

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

ARIAD Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: November 4, 2003		(Duly authorized officer, principal financial
officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title
10.1	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.

10.2	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.3	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and David Berstein, Esq.

10.4	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.

10.5	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald

10.6	Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and John D. Iuliucci, Ph.D.

10.7	Executive Employment Agreement, dated September 10, 2003, between ARIAD Pharmaceuticals, Inc and Paul J. Sekhri

10.8	Non-qualified Stock Option Agreement, dated October 1, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.