Form 10-K
period 2003-12-31
ARIAD PHARMACEUTICALS INC
filed 2004-03-02
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Yes [ X ]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ X ]     No [   ]

     The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $165 million.

     As of February 27, 2004, the registrant had 47,116,880 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be held on June 23, 2004.

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

Corporate Overview

We are engaged in the discovery and development of breakthrough medicines to treat cancer by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to patients with cancer that addresses the greatest medical need – novel therapies for aggressive and advanced-staged disease for which current treatments are inadequate. We are primarily focused on a series of product candidates for targeted oncology indications: AP23573 and AP23464 to treat solid tumors and other malignancies; AP23464 to treat certain forms of leukemia and to block the spread of cancer, a major cause of morbidity and mortality in cancer; and AP23841 to treat cancer that has spread to bone and primary bone cancers, such as osteogenic sarcomas.

AP23573, our lead cancer product candidate, is in phase 1 clinical trials at major cancer centers in patients with recurrent, advanced or refractory disease. Our clinical assessment includes safety and pharmacokinetics, the role of molecular and genetic markers, and anti-cancer activity. We expect to expand clinical trials for AP23573 into multiple indications at multiple centers, including phase 2 trials, by the second quarter of 2004. AP23464 and AP23841 are in pre-Investigational New Drug (“IND”) development.

Our small-molecule product candidates have novel mechanisms of action and have been demonstrated to provide highly potent targeted anti-cancer activity. The AP23573 and AP23841 class of drugs starves cancer cells and shrinks tumors by inhibiting the critical cell-signaling protein, mTOR, which regulates the response of tumor cells to nutrients and growth factors, and controls tumor blood supply through effects on Vascular Endothelial Growth Factor (“VEGF”). The potency of mTOR inhibitors may be increased when the tumor suppressor gene, PTEN, is mutated, potentially making it possible to identify those patients most likely to benefit from these product candidates.

AP23464, an oncogenic protein kinase inhibitor, blocks the naturally occurring and mutant forms of the key enzyme that is abnormally active in certain forms of leukemia and is the cause of life-threatening complications. Secondly, AP23464 blocks the protein, Src, that plays a key role in the process by which certain solid tumors migrate from primary to distant sites, known as metastases. Thirdly, AP23464 potently blocks the proliferation of cancer cells whose activity is controlled by key molecular targets of well-known marketed oncology drugs and/or those in late-stage clinical development and may be useful in the treatment of solid tumors, such as breast, ovarian, prostate, liver, lung, kidney, brain, stromal and colorectal cancers. The list of such drugs includes: Iressa™, Tarceva™ and Erbitux™, which target Epidermal Growth Factor Receptor (“EGFR”); Herceptin®, which targets Human Epidermal Growth Factor Receptor 2 (“HER2”); BAY 43-9006, which targets Ras-Associated Factor (“Raf”); and Gleevec™ which targets KIT. These targets are oncogenic protein kinases that are often over-expressed or over-activated in these tumors.

AP23573 can also be used to block the growth, proliferation and migration of vascular smooth muscle cells, the primary cause of narrowing and blockage of injured coronary and peripheral arteries. We anticipate that

AP23573 will be developed in conjunction with medical device companies for use in drug-delivery stents to reduce reblockage of injured arteries following angioplasty and stenting.

With respect to the development and commercialization of our lead product candidates, our business goals are to: (1) build a comprehensive cancer-focused franchise; (2) develop our oncology product candidates independently as far as possible before partnering them; (3) establish the commercial infrastructure to market or co-market our anti-cancer product candidates in the United States; (4) enter into worldwide partnerships with pharmaceutical or biotechnology companies after obtaining definitive clinical data, to assist in developing our cancer product candidates and commercializing them particularly outside the United States; and (5) enter into worldwide partnerships with medical device companies to develop and commercialize our product candidate, AP23573, in drug-delivery stents to decrease reblockage of injured arteries following angioplasty and stenting.

We have an exclusive license to pioneering technology and patents related to the discovery, development and use of drugs to regulate NF-κB cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis. We permit broad use of our NF-κB intellectual property at no cost by investigators at academic and not-for-profit institutions to conduct non-commercial research. Our goal is to license our NF-κB technology to pharmaceutical and biotechnology companies conducting research on the discovery of drugs that modulate NF-κB cell signaling and/or marketing such drugs. Bristol-Myers Squibb Company and DiscoveRx Corporation, a high-throughput assay company, have entered into research and development licenses for our NF-κB intellectual property.

We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which provide versatile tools for applications in cell biology, functional genomics, proteomics and drug discovery research and are useful in regulated protein and cell therapy. We distribute our ARGENT technology at no cost to academic investigators in the form of our Regulation Kits. Approximately 750 academic investigators worldwide already are using this technology in diverse areas of research, and over 200 scientific papers describing their use have been published. Our goal is to license our ARGENT technology to pharmaceutical and biotechnology companies to accelerate their drug discovery. GPC Biotech AG and ALTANA Pharma AG have entered into research and development licenses for use of our ARGENT cell-signaling regulation technology.

Our research and development relating to product candidates based on our ARGENT cell-signaling regulation technology and our lead small-molecule mTOR inhibitors for cancer and drug-delivery stents derived from the ARGENT programs are conducted on behalf of our 80%-owned subsidiary, ARIAD Gene Therapeutics, Inc. (“AGTI”), which owns the intellectual property relating to these compounds and technology.

ARIAD was organized as a Delaware corporation in April 1991. Our principal executive offices are located at 26 Landsdowne Street, Cambridge, Massachusetts 02139-4234, and our telephone number is (617) 494-0400. We maintain an internet website at http://www.ariad.com, the contents of which are not incorporated herein. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to such reports are made available free of charge through the Investor Relations section of our website as soon as reasonably practicable after they have been filed or furnished with the SEC.

ARIAD and the ARIAD logo are our registered trademarks. ARGENT is our trademark. Gleevec, known as imatinib, is a trademark of Novartis AG. Iressa, known as gefitnib, is a trademark of AstraZeneca PLC. Tarceva, known as erlotinib, is a trademark of OSI Pharmaceuticals, Inc. Erbitux, known as cetuximib, is a trademark of ImClone Systems, Inc. Herceptin, known as trastuzumab, is a registered trademark of Genentech, Inc. BAY-43-9006 is a development candidate of Bayer AG and Onyx Pharmaceuticals, Inc.

Our Oncology Product Candidates

We currently are focused on developing three lead cancer product candidates for targeted clinical indications – all of which are small-molecule drugs that regulate cell signaling. Many of the critical functions of cells, such as cell growth, differentiation, gene transcription, metabolism, motility and survival, take place through the processes of cell signaling. Disruption or over-stimulation of cell-signaling pathways has been implicated in many disease states. Our product candidates interfere with specific cellular proteins or pathways that have been well characterized and validated as targets. All of these product candidates were developed in-house through the integration of structure-based drug design, computational chemistry, functional genomics and proteomics. We believe that our product candidates, if successfully developed, will serve large, unmet medical needs.

Our product candidates, their targets, initial indications and development status are as follows:

Product	Target	Initial Clinical Indications	Status

AP23573	mTOR	Solid tumors/other malignancies	Phase 1

AP23464	EGFR, HER2, Raf, KIT	Solid tumors/other malignancies	Pre-IND

AP23464	Src	Cancer metastases	Pre-IND

AP23464	Abl	Leukemia	Pre-IND

AP23841	mTOR	Bone metastases	Pre-IND

AP23841	mTOR	Primary bone cancers	Pre-IND

AP23573/
Drug-delivery
Stents	mTOR	Vascular disease (Restenosis)	Pre-IDE

In the case of pharmaceutical products, after a development candidate (and back-up candidates) have been designated, pre-Investigational New Drug (“pre-IND”) development is initiated and consists of longer-term investigational toxicology studies, as well as other studies required by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities for inclusion in an IND or other regulatory filings prior to initiating human studies. Examples of these studies include toxicology, pharmacology, and metabolism studies conducted under the current Good Laboratory Practices (“cGLP”) requirements, as well as in vivo efficacy studies in relevant animal models of disease. Clinical development requires manufacturing of clinical-grade material for use in humans produced under current Good Manufacturing Practices (“cGMP”) requirements. Phase 1 development includes obtaining regulatory and institutional review board (“IRB”) approvals for administering product candidates for the first time to healthy volunteers and select patients with disease (e.g., refractory cancers) and conducting clinical trials that are designed to provide initial safety and pharmacokinetic data. Phase 2 development includes obtaining regulatory and IRB approvals for administering product candidates to patients with a broader spectrum of diseases and conducting clinical trials that are designed to provide further safety data and initial indications of a product candidate’s clinical efficacy in its proposed use. In the case of medical devices such as drug-delivery stents, pre-Investigational Device Exemption (“pre-IDE”) development consists of stent formulation development and other studies required by the FDA or other regulatory authorities for inclusion in an IDE or other regulatory filings to initiate human studies. Examples of these studies include kinetic experiments on the release of drug from drug-delivery stents, as well as safety and efficacy studies in relevant animal models of disease.

Solid Tumors and Other Malignancies

The Disease: Cancer, the second leading cause of death in the Western world, is a complex collection of hundreds of separate diseases characterized by the uncontrolled growth, proliferation and spread of abnormal cells. Great strides have been made in the past few decades in understanding the molecular basis for the transformation of normal cells into cancer cells by searching for genetic differences between them. These studies have revealed that cancer cells often harbor genetic mutations that alter the controlling proteins in cell signaling that constrain cell growth in healthy cells and induce cell death in abnormal cells. Two major classes of such genetic alterations have been identified. Proteins that normally control cell growth and division – for example, by regulating the response of cells to nutrients and growth factors – are often over-activated or over-expressed in tumors leading to uncontrolled proliferation and conditions conducive to the spread of cancer. The genes that express such hyperactive or dysfunctional regulatory proteins are called oncogenes, and the altered proteins they express represent key targets for anti-cancer drug design. The purposes of such drugs are to re-establish control of cancer cell growth and proliferation, to inhibit their spread, and to induce their death. Other regulatory proteins, called tumor suppressors, that normally prevent uncontrolled cell growth and induce cancer-cell death are often inactivated or deleted in tumors.

Current Therapies: Several forms of medical therapy have evolved as adjuncts or alternatives to surgery, including the introduction of cytotoxic chemotherapy and radiation therapy over fifty years ago. Although these therapies have evolved and continue to be the mainstay of cancer treatment, especially after the cancer has spread from its site of origin, these therapies often are limited by lack of specificity and result in general toxicity by killing healthy cells, along with malignant cells. Recently, a number of alternative therapies have been introduced, including endocrine therapy to treat cancers of certain hormone-sensitive organs, recombinant biologics, monoclonal antibodies, as well as small molecules that target the molecular determinants of the transformation to malignancy. Included in the new field of molecularly targeted cancer therapeutics being developed are selective inhibitors of oncogenic protein kinases, such as EGFR, HER2, Raf and KIT. EGFR is known to control cancer cell proliferation in lung, breast, prostate, gastric, ovarian and brain cancers; HER2 in breast and ovarian; Raf in colorectal, liver, kidney and melanoma; and KIT in gastrointestinal stromal tumors (“GIST”).

Our Lead Approach: To sustain accelerated growth and proliferation, cancer cells require an ample supply of blood, stimulation by growth factors and efficient sensing of the availability of sufficient nutrients, all of which are regulated by the critical cell-signaling protein mTOR. AP23573, our lead cancer product candidate, is a potent small-molecule inhibitor of this well-validated cancer target. The anti-tumor activity of AP23573, including cancer cell starvation and tumor shrinkage, has been extensively demonstrated in our pre-clinical studies in animal models of a wide variety of solid tumors. In addition, AP23573 controls tumor blood supply through its effects on VEGF.

Other studies indicate that the effect of mTOR inhibitors may be even more pronounced in tumor cells with a mutated or inactivated form of a tumor suppressor known as PTEN. Several difficult-to-treat cancers, including prostate, uterine, pancreatic, and ovarian cancer, as well as melanoma, leukemia and gliomas, frequently are missing the PTEN protein due to such a mutation. Since cancer patients with PTEN-deficient tumor cells can be identified, it may be possible to select those who may benefit most from AP23573. Other genomic markers in the same pathway as PTEN also have been identified by scientists and may be useful in identifying the optimal patients for treatment with AP23573 and in monitoring their response to therapy.

This product candidate is currently undergoing phase 1 clinical trails, which were initiated in the second quarter of 2003. Patients with refractory or advanced cancers are being dosed with AP23573 in two clinical trials at major cancer centers in the United States. We expect to expand clinical trials of AP23573, including phase 2 trials, by the second quarter of 2004. These studies will involve multiple indications (i.e., various different solid tumors and blood cancers) and multiple investigational sites.

Our Second Approach: Recent studies demonstrate that AP23464 blocks the proliferation of cancer cells controlled by key molecular targets of well-known marketed oncology drugs and/or those in late-stage clinical development. The list of such drugs and their targets includes: Iressa, Tarceva and Erbitux (EGFR), Herceptin (HER2), BAY 43-9006 (Raf) and Gleevec (KIT). These targets are oncogenic protein kinases that are often over-expressed or over-activated in many tumors, such as breast, ovarian, prostate, liver, lung, kidney, brain, stromal and colorectal cancers. When tested against over 120 potential molecular targets, AP23464 selectively and potently blocks a limited number of oncogenic proteins – including all of those listed above – which share similar sites of molecular interaction with AP23464 in their binding pocket.

There are important clinical benefits associated with a small-molecule drug capable of inhibiting the activity of multiple molecular targets. AP23464 may be capable of treating some of the most difficult-to-treat tumors via multiple mechanisms, with an activity profile that complements that of our lead cancer product candidate, AP23573.

Cancer Metastases

The Disease: The dissemination of cancer cells from primary tumor to colonize distant sites occurs earlier and more frequently than once believed. Under certain conditions, cancer cells are able to escape from the primary tumor and travel through the blood or lymphatic circulation to another organ which they invade. While most cancer cells survive this highly complex journey, only a small number, estimated to be less than 2%, form micrometastases, and an even smaller number, estimated to be less than .02%, progress into an overt metastatic lesion. The most common distant sites targeted by migrating cancer cells are bone, lung, liver, lymph nodes and brain.

Based on estimates for 2003, approximately one million new cases of invasive cancer will be diagnosed annually in the United States. In approximately one-third of these newly diagnosed cases, patients are likely to have overt spread of the primary cancer at initial presentation. Another third are likely to have microscopic metastases which are undetectable with routine diagnostic tests other than tumor biopsy. As soon as the diagnosis of cancer is established, one of the first priorities is to determine whether, and to what extent, the disease has spread beyond the primary site(s). This process is referred to as staging, and there is a high correlation between the extent of metastases and patient morbidity and mortality.

Current Therapies: Chemotherapy is often administered as an adjunct to surgery in an attempt to eliminate disseminated tumor cells. Because of the general toxicity of chemotherapy, the side effects can be severe, and the cure rate is low. Sometimes, very high doses of chemotherapy are prescribed despite the risk that potentially life-threatening complications may result, including compromise of the patient’s bone marrow and stem cells, which may necessitate a bone-marrow or stem-cell transplant.

Alternative therapies that may be used to treat cancer metastases include hormonal therapy for breast cancer, radiotherapy, analgesics for pain and anti-resorptive drugs for bone metastases. These treatments may have a beneficial effect on the patient’s morbidity but rarely eradicate the cancer that has invaded local tissues or spread to distant sites.

The urgent need for safer and more effective alternatives to treat the spread of cancer has prompted widespread research to decipher the multi-step genetic regulation of the metastatic process. Numerous studies have demonstrated that migrating tumor cells generally exhibit either a loss or an augmentation of the function of a particular gene or set of genes – in some cases, both loss and augmentation. Two approaches are being considered: those that target factors outside the cell that stimulate gene expression and those that target key regulating proteins inside the cell which have been implicated in tumor progression and metastasis.

Our Approach: Recent research has elucidated the critical role that enhanced expression of the Src protein plays in the dissemination of colon cancer – a finding that has attracted widespread attention in the scientific community. Based on this work, the Src protein is now known to be involved in loosening the structure of tissue surrounding the primary tumor and enabling cancer cells to detach and escape. It has also been reported that metastatic lesions at the distant site exhibit increased Src activity. AP23464 is a potent inhibitor of the Src oncogenic protein and is being developed to treat the spread of solid tumors, such as colon and breast cancers. Because the Src protein also has been implicated in the regulation of the breakdown of bone, AP23464 is believed to be particularly useful in cancers that are likely to spread to bone – a process known as bone metastases.

Leukemia

The Disease: Leukemia is a form of cancer that occurs in the bone marrow resulting in excessive production of dysfunctional blood cells, usually white blood cells, and, as a result, insufficient production of red blood cells and platelets. Based on estimates for 2003, approximately 30,000 patients will be diagnosed with leukemia in the United States annually, and over 20,000 are expected to die from this disease. While ten times as many adults as children develop leukemia, this blood malignancy is the leading cause of death from cancer in children and young adults under age 20.

Multiple genetic defects have been implicated in the development of leukemia, of which there are four main types based on how fast the abnormal cells are produced – acute, or quickly, and chronic, or slowly – and on the type of white blood cell that has become malignant. Acute myeloid leukemia (“AML”) is the most common type, occurring in about one-third of newly diagnosed leukemia patients. Chronic myelogenous leukemia (“CML”) was the first blood cancer to be linked to an identified genetic defect. This genetic abnormality leads to the over-activation of a protein kinase known as Abl, which plays a pivotal role in regulating cell growth and maturation of certain types of white blood cells. While CML is newly diagnosed in fewer than 5,000 patients in the United States each year, it is frequently associated with a poor prognosis. A closely related genetic defect is detectable in approximately 25 to 30% of patients with acute lymphoid leukemia (“ALL”).

Current Therapies: There are five major approaches that were used in the past to treat leukemia: (1) cytotoxic chemotherapy, often given in combination, to kill leukemia cells; (2) interferon therapy to slow the reproduction of leukemia cells and promote the immune system’s anti-cancer activity; (3) radiation therapy to kill leukemic cells in localized areas such as the brain; (4) bone-marrow or stem-cell transplantation to enable treatment with high doses of chemotherapy and radiation therapy; and (5) surgery to remove an enlarged spleen.

Recently, Gleevec, a new drug that inhibits the activity of the naturally occurring Abl protein, has been added to the treatment options for CML and certain ALL patients. However, not all patients are equally responsive to this drug, and many who are initially responsive become resistant to the drug after an initially favorable response, especially those with advanced-staged disease. A major cause of this resistance is the emergence of mutant forms of the Abl protein against which Gleevec is ineffective, leading to the reactivation of the Abl enzymatic activity.

Our Approach: AP23464 is an oncogenic kinase inhibitor that is over ten-fold more potent than Gleevec in blocking the naturally occurring form of Abl. More importantly, AP23464 potently inhibits mutant forms of the Abl protein as well. AP23464 may address the need for a treatment for CML patients who have become resistant to Gleevec and may be an alternative to Gleevec as first-line therapy for certain patients with leukemia.

Bone Metastases

The Disease: The spread of malignant cells from the primary tumor to the skeleton and the subsequent destruction of bone is a frequent and debilitating complication of many cancers, especially breast, prostate, colon, and lung cancer and multiple myeloma. An estimated 750,000 patients worldwide die each year with bone metastases. In those patients originally diagnosed with breast and prostate cancers, most of the tumor burden at the time of death is in bone. Bone is an attractive target for migrating cancer cells. Once they arrive, cancer cells begin stimulating the breakdown of bone by cells known as osteoclasts. The breakdown of bone, in turn, releases bone-derived growth factors that attract more cancer cells and facilitate their growth and proliferation, creating a vicious cycle of malignant growth within bone.

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

Our Approach: Recent research demonstrates that most skeletal destruction due to bone metastases is caused by cancer cell stimulation of osteoclasts, the bone cells responsible for bone breakdown, and the tumor burden in bones, especially the long bones, spine, and hips. Advances in our understanding of the biology of bone metastases has led to a new preventive and therapeutic strategy: designing a small-molecule product candidate, AP23841, that both inhibits bone breakdown, interrupting the vicious cycle that makes bone such an attractive environment for tumor growth, and blocks the growth of cancer cells that have spread to bone. To sustain accelerated growth and proliferation, cancer cells require an ample supply of blood, stimulation by growth factors, and efficient sensing of the availability of sufficient nutrients, all of which are regulated by the critical cell-signaling protein, mTOR. Like AP23573, our lead cancer product candidate, AP23841 is a potent small-molecule inhibitor of this well-validated cancer target, leading to tumor cell starvation and shrinkage. However, AP23841 has chemical properties that target it selectively to bone.

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

Our Approach: Like all cancers, bone tumors require an ample supply of blood, stimulation by growth factors, and efficient sensing of the availability of sufficient nutrients, all of which are regulated by the critical cell-signaling protein mTOR. Similar to AP23573, our lead cancer product candidate, AP23841 is a potent small-molecule inhibitor of this well-validated cancer target, leading to cancer cell starvation and tumor shrinkage.

Vascular Disease (Restenosis After Angioplasty and Stenting)

The Disease: The primary cause of death in the Western world is cardiovascular disease, and the most common form is the narrowing and blockage of arteries due to atherosclerosis. Over one million coronary angioplasty procedures are performed annually in the United States to open narrowed or occluded arteries, followed in approximately half of the cases by the insertion of a wire-mesh scaffold, or stent, to prevent or minimize the likelihood of restenosis, or reblockage. A similar procedure is also commonly used to treat blocked peripheral arteries. The incidence of vascular reblockage within the first few months runs as high as 40%, depending on the configuration and location of the vascular lesion and other clinical factors.

Current Therapies: Numerous drugs, including antiplatelet agents, anticoagulants, ACE inhibitors, and cytotoxic agents, administered to patients following coronary angioplasty have failed to significantly reduce the overall incidence of vascular reblockage. With the use of stents to help keep dilated coronary arteries open, the incidence of reblockage is reduced substantially but still unacceptably high. Recent clinical studies have found extremely low reblockage rates in patients treated with stents that deliver small-molecule drugs, such as sirolimus, an mTOR inhibitor, or paclitaxel, a cytotoxic agent. Such stents are becoming the standard-of-care for patients undergoing interventional procedures to open narrowed coronary or peripheral arteries.

Our Approach: We have pioneered the development of sirolimus analogs, including AP23573, our lead product candidate for cancer. The highly potent activity of AP23573 in cancer cells has been duplicated in vascular smooth muscle cells – the primary cause of narrowing and reblockage of arteries. We anticipate that AP23573 will be developed in conjunction with medical device companies for use in drug-delivery stents to reduce reblockage of injured arteries following angioplasty and stenting.

Our Core Competencies

Our drug-discovery programs are built around key areas of competency in structure-based drug design and computational chemistry, functional genomics and proteomics, and protein engineering. The integration of these strengths provides us with substantial opportunities in the era of post-genomic drug discovery.

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

Our Enabling Platform Technologies

NF-κB Cell-signaling Technology

Dr. David Baltimore, formerly director of the Whitehead Institute for Biomedical Research, Dr. Phillip Sharp of the Massachusetts Institute of Technology, and Dr. Thomas Maniatis of Harvard University, together with a team of scientists in their respective laboratories, discovered a family of genes that encode proteins they called NF-κB and I-κB, its inhibitor; the critical role played by NF-κB cell signaling in regulating cellular processes involved in various difficult-to-treat diseases; methods to identify compounds to regulate NF-κB cell-signaling activity; and methods of treating disease by inhibiting NF-κB. NF-κB can be generally thought of as a “biological switch” that can be turned off using these methods to treat disorders, such as inflammation, cancer, sepsis and osteoporosis.

We have an exclusive license to pioneering technology and patents related to the discovery, development and use of drugs to regulate NF-κB cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis. Bristol-Myers Squibb Company and DiscoveRx Corporation, a high-throughput screening company, have entered into research and development licenses for our NF-κB intellectual property.

ARGENT Cell-signaling Regulation Technology

Our proprietary portfolio of cell-signaling regulation technologies includes the ARGENT signaling and transcription technologies. Our ARGENT technologies allow intracellular processes to be controlled with small molecules and provide versatile tools for applications in cell biology, functional genomics, proteomics, and drug-discovery research, including three-hybrid screening approaches to discover and characterize targets and lead molecules. To maximize their use by the scientific community, we distribute our technologies at no cost to academic investigators in the form of our Regulation Kits. Over 750 investigators worldwide already are using our Regulation Kits in diverse areas of research, and over 200 scientific papers describing their use have been published. For researchers in pharmaceutical and biotechnology companies, we have established an alternative licensing program to provide them with access to our cell-signaling regulation technologies on commercial terms; GPC Biotech AG and ALTANA Pharma AG have entered into such agreements. Several other leading biotechnology companies are also conducting collaborative studies of our ARGENT cell-signing regulation technology.

Our Business Strategy

Our business strategy aims to balance independent product development and commercialization with near-term revenues from product partnering and technology licensing. Our goals are to:

•	Build a comprehensive cancer-focused franchise;

•	Develop our oncology product candidates independently as far as possible before partnering them;

•	Establish the commercial infrastructure to market or co-market our cancer product candidates in the United States;

•	Enter into worldwide partnerships with major pharmaceutical or biotechnology companies, after obtaining definitive clinical data, to assist in developing our cancer product candidates and commercializing them particularly outside the United States;

•	Enter into one or more worldwide partnerships with medical device companies to develop and commercialize our product candidate, AP23573, in drug-delivery stents to decrease reblockage of injured arteries following angioplasty and stenting;

•	Permit broad use of our NF-κB and ARGENT technologies at no cost by investigators at academic and not-for-profit institutions to conduct non-commercial research;

•	License our NF-κB technology to pharmaceutical and biotechnology companies conducting research on the discovery of drugs that modulate NF-κB cell signaling and/or marketing such drugs; and

•	License our ARGENT cell-signaling regulation technology to pharmaceutical and biotechnology companies to accelerate their drug discovery.

Intellectual Property

Patents and other intellectual property rights are essential to our business. We file patent applications to protect our technology, inventions and improvements to our inventions that are considered important to the development of our business.

As of February 27, 2004, we have 97 patents and pending patent applications in the United States, of which 35 are owned, co-owned or exclusively licensed by us and 62 are owned, co-owned or exclusively licensed by our subsidiary, AGTI. In addition, we have filed foreign counterparts, as appropriate. We also have several nonexclusive technology licenses from certain institutions in support of our research programs. We anticipate that we will continue to seek licenses from universities and others where applicable technology complements our research and development efforts.

Many of the patents and patent applications in our portfolio cover our ARGENT cell-signaling regulation technologies. These patents and pending applications cover regulatory technologies, specialized variants of the technologies, critical nucleic acid components, small-molecule drugs, the identification and use of dimerizer hormone mimetics, and various uses of the technologies in health care and drug discovery. Patents issued to date include 32 patents covering our cell-signaling regulation technologies. These patents were issued in the United States beginning in November 1998.

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

Technology Licenses to Third Parties

We have a non-exclusive worldwide license agreement with Bristol-Myers Squibb Company (“Bristol”) that grants Bristol the right to conduct pharmaceutical research and development covered by our NF-κB patents. In addition to an upfront license fee, Bristol will pay us annual license fees as well as product development and commercialization milestones and royalties based on sales of products discovered using our patented NF-κB drug-discovery methods.

We have a non-exclusive worldwide license agreement with DiscoveRx Corporation (“DiscoveRx”) that grants DiscoveRx the right to commercialize drug-discovery assay products covered by our NF-κB patents. DiscoveRx paid ARIAD an upfront license fee and will pay annual license fees, as well as royalties and milestones based on drug-discovery product sales. In addition, companies using the DiscoveRx NF-κB/I-?B drug-discovery products will need to enter into separate commercial R&D licenses with ARIAD.

We have a non-exclusive license agreement with GPC Biotech AG (“GPC”) that grants GPC the right to use our ARGENT cell-signaling regulation technology in GPC’s three-hybrid technology platform. The agreement provides for guaranteed fees of $2.0 million, including $1.0 million previously paid upon signing. GPC will pay us a percentage of revenues received by GPC from its partnerships utilizing its three-hybrid drug discovery platform and make development and commercialization milestone payments and royalty payments to us based on GPC products, if any, resulting from the use of our licensed technology in GPC’s internal drug discovery programs.

Subsequently, GPC entered into an expanded collaboration and license agreement with ALTANA Pharma AG (“ALTANA”) resulting in payments to ARIAD of $1.2 million, as well as additional license fees, subject to certain offsets. GPC also will pay ARIAD a percentage of certain payments it receives from ALTANA, including pre-clinical and clinical milestones and royalties on sales of products resulting from the collaboration.

Our Licenses from Third Parties

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

Research and Development Spending

During each of the three years ended December 31, 2003, 2002 and 2001, respectively, we spent approximately $14.9 million, $23.0 million, and $16.6 million, respectively, on our research and development activities.

Manufacturing

When advantageous, we intend to rely on strategic partners or third-party contractors for manufacturing cGMP material to be used in our product candidates. We believe that our small-molecule drugs can be produced in commercial quantities through conventional synthetic and natural-product fermentation techniques. Thus far, we have contracted with various commercial entities to assist in the development and optimization of our manufacturing methods, but we have not entered into any formal manufacturing agreements adequate to produce our product candidates for large-scale clinical trials or commercial use.

Our Board of Scientific and Medical Advisors

We have assembled a Board of Scientific and Medical Advisors that currently consists of experts in the fields of molecular and cellular biology, biochemistry, immunology, and organic, physical, and computational chemistry, and hematology and oncology. Each advisor is engaged under a consulting agreement that requires the advisor to provide consulting services to us in our field of interest and not to disclose any of our confidential information. Our Board of Scientific and Medical Advisors is chaired by Dr. Stuart L. Schreiber, Morris Loeb Professor and Chair, Chemistry and Chemical Biology; Co-Director, Institute of Chemistry and Cell Biology; Director, Initiative for Chemical Genetics, and Scientific Co-director, Bauer Center for Genomics Research at Harvard University; a founding member of the MIT-Harvard-Whitehead Broad Institute; and an Investigator of the Howard Hughes Medical Institute. Dr. Schreiber is one of our scientific founders.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. We compete directly and indirectly with other pharmaceutical companies, biotechnology companies and academic and research organizations, many of whom have greater resources than us. We compete with companies who have products on the market or in development for the same indications as our product candidates. We also complete with organizations that are developing similar technology platforms.

In the area of oncology, pharmaceutical and biotechnology companies such as Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline plc, Hoffmann LaRoche & Co., Merck KGaA, Novartis AG, Pfizer, Inc., and Wyeth Corp. are developing and marketing drugs to treat cancer, including mTOR inhibitors. Biotechnology companies such as ImClone Systems, Inc., Ligand Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Tularik, Inc., and Vertex Pharmaceuticals, Inc. are developing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. Other companies have products on the market or in development against which our products may have to compete. We may also experience competition from companies that have acquired or may acquire technology from companies, universities, and other research institutions. As these companies develop their technologies, they may develop proprietary positions that may materially and adversely affect us.

Government Regulation

Our ongoing research and development activities, our clinical trials, the manufacturing and testing procedures and the marketing of our product candidates, if they are approved, all are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Any drug or device developed by us and/or a partner must undergo rigorous preclinical studies and clinical testing and extensive regulatory review administered by the United States Food and Drug Administration (“FDA”) under the federal Food, Drug and Cosmetic Act prior to marketing in the United States. Satisfaction of such regulatory requirements, which includes demonstrating that a product is both safe and effective for its intended indications for use, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with FDA regulations, including its current Good Laboratory Practices (“cGLP”), regulations. Before commencing clinical trials in the United States, we must submit extensive information about the results of preclinical studies, toxicity, manufacturing and control procedures and our proposed clinical research protocol to the FDA in an Investigational New Drug application (“IND”), or an Investigational Device Exemption (“IDE”), as the case may be. If the FDA does not respond with any questions on the IND, we can commence clinical trials thirty days after the submission. With respect to an IDE for certain medical devices such as drug-delivery stents, clinical trials may not begin until both the FDA and IRB approve. There can be no assurance that submission of an IND or IDE will result in the commencement of clinical trials. In addition, an independent institutional review board (“IRB”), at each institution at which a clinical trial is being performed, must review and approve the clinical protocol before clinical testing may begin, and it will have ongoing overview of the clinical trial at that institution.

In addition, certain clinical studies conducted in the United States involving gene transfer require the review and approval of the National Institutes of Health Recombinant DNA Advisory Committee (the “RAC”). There can be no assurance that submission to the RAC will result in clearance to commence clinical trials. We have a limited history of conducting preclinical studies and the clinical trials necessary to obtain regulatory approval. Furthermore, we, the FDA or an IRB may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if the FDA finds deficiencies in the conduct of the trials or other problems with our product under development.

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

Outside the United States, our ability to market a product will be contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, obtaining marketing authorization, and pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community (“EC”), certain centralized and mutual recognition registration procedures are available to companies wishing to market a product in more than one Member State. These procedures alleviate the need to file a separate application in each EC country. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA clearance set forth above.

Our Employees

As of February 27, 2004, we had 52 employees, 26 of whom hold post-graduate degrees, including 18 with a Ph.D., M.D. or J.D. Most of our employees are engaged directly in research and development. We have entered into confidentiality and noncompetition agreements with all of our employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

We are a biopharmaceutical company, and our main focus is drug discovery and product development. We do not currently have any product revenues, and we may not succeed in developing or commercializing any products which will generate product revenues. We do not expect to have any products on the market for several years, if at all. We are exploring human diseases at the cellular level and attempting to develop product candidates that intervene with these processes. As with all science, we face much trial and error, and we may fail at numerous stages along the way. If we are not successful in developing or marketing our product candidates, we will not be profitable.

We have incurred significant losses to date and may never be profitable.

We have incurred significant operating losses in each year since our formation in 1991 and have an accumulated deficit of $156.0 million from our operations through December 31, 2003. Losses have resulted principally from costs incurred in research and development of product candidates and from general and administrative costs associated with our operations. It is likely that we will incur significant operating losses for the foreseeable future. We currently have no product revenues, limited license revenues and limited commitments for future licensing revenues, and may not be able to generate such revenues in the future. If our losses continue and we are unable to successfully develop, commercialize, manufacture and market our product candidates and/or to enter into agreements and licenses of our intellectual property, we may never generate sufficient revenues to achieve profitability. Even if we are able to commercialize any of our product candidates or enter into agreements or licenses in the future, we may never generate sufficient revenues to have profitable operations.

We have limited experience in manufacturing of our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

We have limited experience in, and currently lack the resources and capability to, manufacture any of our product candidates on a large scale. Our ability to conduct clinical trials and commercialize our product candidates will depend, in part, on our ability to manufacture our products on a large scale, either directly or through third parties, at a competitive cost and in accordance with current Good Manufacturing Practices (“cGMP”) and other regulatory requirements. We depend on third-party manufacturers or collaborative partners for the production of our product candidates for preclinical studies and clinical trials and intend to use third-party manufacturers to produce any products we may eventually commercialize. If we are not able to obtain contract manufacturing on commercially reasonable terms and obtain or develop the necessary technologies for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates, and we do not know whether we will be able to develop such capabilities.

Insufficient funding may jeopardize our research and development programs and may prevent commercialization of our products and technologies.

We have funded our operations to date through sales of equity securities, debt and operating revenue. Most of our operating revenue to date has been generated through previous collaborative research and development agreements. We do not have any committed funding from any pharmaceutical company to support or fund any of our product development programs. Although we believe that our current available funds will be adequate to satisfy our capital and operating requirements into 2006, we will require substantial additional funding for our research and development programs, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. We received net proceeds of $56.2 million from the sales of 11.6 million shares of our common stock during fiscal 2003, and we have an effective shelf registration statement on file with the Securities and Exchange Commission under which we can sell up to 7 million shares of our common stock. We may sell part or all of these shares at our discretion, subject to certain limitations under federal securities laws and the rules of the Nasdaq National Market. While we intend to seek additional funding from product-based collaborations, technology licensing, and public or private financings, such additional funding may not be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue each of our research and development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

We may expend significant capital resources on the enforcement and licensing of our NF-κB patent portfolio and be unable to generate revenues from these efforts, if we are unable to enforce against, or license our NF-κB patents to, pharmaceutical and biotechnology companies.

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity (the “NF-κB ‘516 Patent”), awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. These patents may be challenged and subsequently narrowed, invalidated, or circumvented, any of which could adversely impact our ability to generate licensing revenues from them. The scope and enforceability of biotechnology patents remains uncertain, and the law related thereto will continue to evolve through judicial decisions arising out of patent litigation.

On June 25, 2002, we, together with these academic institutions, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company (the “Lilly litigation”), alleging infringement upon issuance of certain claims of the NF-κB ‘516 Patent (the “NF-κB ‘516 Claims”). As exclusive licensee of this patent, we are obligated for the costs expended for its enforcement in the Lilly litigation and otherwise. We anticipate expending significant capital and management resources pursuing the Lilly litigation for an indeterminate period, and the outcome is uncertain. If the NF-κB ‘516 Claims are invalidated or found not to be infringed in the Lilly litigation, we will not realize any revenues from the Lilly litigation and could be liable under certain limited circumstances for Lilly’s litigation costs and potentially attorneys’ fees. Invalidation of the NF-κB ‘516 Claims would have an adverse impact on our ability to generate revenues from our NF-κB licensing program. Moreover, significant expenditures to enforce these patent rights without generating revenues could adversely impact our ability to pursue all of our research and development programs at the current levels or at levels that may be required in the future.

Because we do not own all of the outstanding stock of our subsidiary, AGTI, we may not realize all of the potential future economic benefit from products developed based on technology licensed to or owned by our subsidiary.

Our subsidiary, AGTI, holds licenses from Harvard University, Stanford University and other universities relating to our ARGENT cell-signaling regulation technology and owns the intellectual property on our mTOR inhibitors for cancer and drug-delivery stents derived from our ARGENT programs (the “AGTI Products”). Minority stockholders of AGTI, including Harvard University, Stanford University, several of our scientific advisors, and several current and former members of our management and Board of Directors, own 20% of the issued and outstanding common stock of AGTI. We own the remaining 80% of the issued and outstanding common stock of AGTI. Because we do not have the right to commercialize AGTI Products solely for our benefit, as opposed to for the benefit of AGTI, the future economic benefit to our stockholders from our commercialization of such products on behalf of AGTI will be based on our 80% interest in the revenues and income, if any, of AGTI.

If we determine it to be in the best interests of our stockholders to commercialize AGTI Products solely for our benefit, we may negotiate with AGTI to obtain an exclusive license to commercialize such products, or we may seek to acquire some or all of the interests of the minority stockholders in AGTI for cash, shares of our common stock or other securities. If we enter into a license, on terms to be negotiated, the future economic benefit to our stockholders from our commercialization of AGTI Products, if any, will be diminished by any royalties or other payments paid under a future agreement with AGTI. Alternatively, if we effectuate an acquisition of AGTI’s minority interests, we anticipate that the transaction will result in dilution to our stockholders and will require our incurrence of significant transaction costs which are currently unknown. There can be no assurance that we will, at any time, enter into a license with AGTI or effectuate an acquisition of AGTI’s minority interests. If we decide to pursue either of these alternatives, there can be no assurance as to the timing of any such transaction, the form of such transaction, the particular transaction terms such as the form or amount of consideration offered or provided by us, or the consequences of any such proposed or completed transaction to us or the AGTI minority stockholders.

Moreover, the economic value of the minority stockholders’ interests in AGTI will be difficult to quantify for purposes of an acquisition of AGTI’s minority interests. On January 13, 2004, in order to maintain our 80% interest in AGTI, we acquired an additional 351,909 shares of AGTI common stock (approximately 6% of AGTI’s outstanding common stock) for a total purchase price of approximately $8.8 million, effected through the reduction of intercompany debt and subject to adjustment in certain circumstances. However, in an acquisition of AGTI’s minority interests, a variety of valuation methodologies may be employed to determine the value per share of AGTI common stock at the time of the acquisition. If we effectuate such an acquisition for consideration valued in excess of the value implicitly attributed to such AGTI shares by the market, this could result in a decline in our stock price. If we choose to acquire some or all of these minority interests through a merger and do not solicit the consent of the minority stockholders of AGTI, we could become subject to litigation or an appraisal procedure, which would result in additional expense and diversion of management resources.

Because members of our management team and/or Board of Directors beneficially own a material percentage of the capital stock of our subsidiary, AGTI, and we have agreements with AGTI, there are conflicts of interest present in dealings between ARIAD and AGTI.

Four members of our management team and/or Board of Directors own approximately 5.6% of the outstanding capital stock of AGTI. Harvey J. Berger, M.D., our Chairman and Chief Executive Officer, owns 3.2%, David L. Berstein, Esq., our Senior Vice President and Chief Patent Counsel, owns 0.2%, John D. Iuliucci, Ph.D., our Senior Vice President and Chief Development Officer, owns 0.6% and Jay R. LaMarche, one of our directors, owns 1.6%. These same individuals beneficially own an aggregate of approximately 5.6% of our outstanding common stock. Additionally, Dr. Berger and Mr. LaMarche are the two members comprising the Board of Directors of AGTI. As part of the formation of AGTI, we entered into certain agreements with AGTI to provide for the operations of AGTI. As a result, conflicts of interest exist in dealings between AGTI and us. Because of the conflicts of interest, the market may be more inclined to perceive the terms of any transaction between us and AGTI as being unfair to us.

We have no experience in development, manufacturing, testing or marketing of drug-delivery stents and will be dependent upon the ability of our licensees to develop and commercialize stents delivering AP23573

We have no experience in the development of medical devices and will not develop drug-delivery stents ourselves. Instead, we are seeking to grant licenses under our rights to AP23573 to medical device companies for their use in developing and commercializing drug-delivery stents to reduce reblockage of injured arteries following angioplasty and stenting. There can be no assurance that we will be able to enter into such licensing agreements with any medical device company on terms which are acceptable to us, or at all.

While we anticipate that we will supply AP23573 to our medical device licensees, we will be otherwise dependent upon them to develop and commercialize stents delivering AP23573. Their ability to conduct clinical trials and commercialize such drug-delivery stents will be dependent on the safety profile of AP23573 and our ability to manufacture and supply AP23573, either directly or through third parties, at a competitive cost and in accordance with cGMP and other regulatory requirements. We depend upon third-party manufacturers or collaborative partners for the production of AP23573 for preclinical studies and clinical trials and intend to use third-party manufacturers to produce AP23573 on a commercial scale. Our reliance on third-party manufacturers and their potential inability to meet our supply commitments to one or more of our medical device licensees, if any, could adversely impact their ability to commercialize drug-delivery stents or lead to termination of our agreements with them.

We anticipate that our medical device partners will seek to develop and commercialize stents delivering AP23573 that do not infringe third-party patents. However, there can be no assurance that the stents delivering AP23573 marketed by our medical device licensees, if any, will not be subject to third-party claims. Furthermore, the patents issued to us or our medical device partners covering

AP23573 and/or drug-delivery stents may be subject to challenge and may be subsequently narrowed, invalidated or circumvented. Either such event would adversely impact the ability of one or more of our medical device licensees to market their drug-delivery stents delivering AP23573.

The loss of key members of our scientific and management staff could delay and may prevent the achievement of our research, development and business objectives.

Our performance as a specialized scientific business is substantially dependent on our key officers and members of our scientific staff responsible for areas such as drug development, clinical trials, regulatory affairs, drug discovery, manufacturing and intellectual property protection and licensing. We also are dependent upon a few of our scientific advisors to assist in formulating our research and development strategy. While we have entered into employment agreements with all of our officers, these officers may not remain with us. The loss of, and failure to promptly replace, any member of our management team could significantly delay and may prevent the achievement of our research, development and business objectives.

We may not be able to protect our intellectual property relating to our research programs, technologies and products.

We and our licensors have issued patents and pending patent applications covering research methods useful in drug discovery, new chemical compounds discovered in our drug discovery programs, certain components, configurations and uses of our cell-signaling regulation technologies, products-in-development, and methods and materials for conducting pharmaceutical research. We have an ongoing licensing program to generate revenues from the use of our ARGENT cell-signaling regulation technologies and our NF-κB intellectual property. Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. In that event, such patents may not afford meaningful protection for our technologies or product candidates, which would materially impact our ability to develop and market our product candidates and to generate licensing revenues from our patent portfolio. Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies and compositions that are related to our business and may cover or conflict with our patent applications. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain intellectual proprietary protection for any of these technologies, we may be required to challenge such protections, terminate or modify our programs that rely on such technologies or obtain licenses for use of these technologies.

We may be unable to develop or commercialize our product candidates, if we are unable to obtain or maintain certain licenses.

We have entered into license agreements for some of our technologies, either directly or through AGTI. We use gene sequences or proteins encoded by those sequences and other biological materials in each of our research programs which are, or may become, patented by others and to which we would be required to obtain licenses in order to develop or market our product candidates. Our inability to obtain any one or more of these licenses, on commercially reasonable terms, or at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially affect our ability to develop and commercialize our product candidates. Obtaining licenses for these technologies may require us to make cumulative royalty payments or other payments to several third parties, potentially reducing amounts paid to us or making the cost of our products commercially prohibitive.

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

Many well-known pharmaceutical, healthcare and biotechnology companies, academic and research institutions and government agencies, which have substantially greater capital, research and development capabilities and experience than us or our potential partners, are presently engaged in one or more of the following activities:

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

Some of these entities already have competitive products on the market or product candidates in clinical trials or in more advanced preclinical studies than we do. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. Competing technologies may render some or all of our programs or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. If we are unable to successfully compete in our chosen markets, we will not become profitable.

If our product candidates are not accepted by patients, physicians and insurers, we will not be successful.

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

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Prior to obtaining regulatory approval to market our products, we are required to test such products in human clinical trials at health care institutions pursuant to agreements which indemnify such institutions in case of harm caused to patients by our products. We may not be able to avoid significant product liability exposure resulting from use of our products. A product liability-related claim or recall could be detrimental to our business. In addition, except for insurance covering product use in our clinical trials, we do not currently have any product liability insurance, and we may not be able to obtain or maintain such insurance on acceptable terms, or we may not be able to obtain any insurance to provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products that we develop.

Significant additional losses or insufficient funding may cause us to default on certain covenants of our loan documents.

At December 31, 2003, we had $8.4 million outstanding under a term loan agreement with a bank, pursuant to which we are required to maintain certain financial and non-financial covenants, including minimum cash and cash equivalent balances of $12.0 million, a default of any of which would allow the bank to demand payment of its loan. We currently maintain sufficient cash balances to fund payment of this loan if demand for payment were made. However, if we are unable to raise adequate financing to fund continuing operations or otherwise to refinance our loan, we may not be able to maintain compliance with loan covenants, may be required to pay off the loan and may be required to reduce our spending on operations.

Risks Relating to Governmental Approvals

We have limited experience in conducting clinical trials, which may cause delays in commencing and completing clinical trials of our product candidates.

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country. We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to manufacture sufficient quantities of cGMP materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation. If clinical trials of any of our product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business.

We may not be able to obtain government regulatory approval for our product candidates prior to marketing.

To date, we have not submitted a marketing application for any product candidate to the FDA or any foreign regulatory agency, and none of our product candidates have been approved for commercialization in any country. Prior to commercialization, each product candidate would be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We may not be able to obtain regulatory approval for any product candidate we develop or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. We have limited experience in designing, conducting and managing the clinical testing necessary to obtain such regulatory approval. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended therapeutic uses, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.

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

Before we can begin to commercially manufacture our product candidates, we must either secure manufacturing in an approved manufacturing facility or obtain regulatory approval of our own manufacturing facility and processes. In addition, the manufacturing of our product candidates must comply with cGMP requirements of the FDA and requirements by regulatory agencies in other countries. These requirements govern, among other things, quality control and documentation procedures. We, or any third-party manufacturer of our product candidates, may not be able to comply with these requirements, which would prevent us from selling such products. Material changes to the manufacturing processes of our products after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

Even if we bring products to market, we may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

If we succeed in bringing our product candidates to the market, they may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement from third-party payors, such as health maintenance organizations and other private insurance plans and governmental programs such as Medicare. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. Similar government pricing controls exist in varying degrees in other countries. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

Risks Relating to Our Common Stock

Results of our operations and general market conditions for biotechnology stocks could result in the sudden change in the value of our stock.

As a biopharmaceutical company, we have experienced significant volatility in our common stock. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. In 2003, our stock price ranged from a high of $8.80 to a low of $1.20. Factors contributing to such volatility include: results and timing of preclinical studies and clinical trials; evidence of the safety or effectiveness of pharmaceutical products; announcements of new collaborations; announcements of new equity or debt financings; failure to enter into collaborations; our funding requirements; announcements of technological innovations or new therapeutic products; developments relating to intellectual property rights, including licensing and litigation, including our litigation with Eli Lilly and Company; governmental regulation; policies regarding recombinant DNA and gene therapy; healthcare or cost-containment legislation; general market trends for the biotechnology industry and related high-technology industries; the impact of changing interest rates and policies of the Federal Reserve; and public policy pronouncements.

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

ITEM 3:   LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation

On June 25, 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims of the Plaintiffs’ U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity (the “NF-κB ‘516 Claims”) through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment (“Lilly’s Combined Motion”) challenging the validity of the NF-κB ‘516 Claims. The Plaintiffs filed a response to Lilly’s Combined Motion on October 17, 2002 and Lilly filed a reply on November 17, 2002. Oral argument on Lilly’s Combined Motion was heard in the U.S. District Court on November 21, 2002. On May 12, 2003, the U.S. District Court issued a Memorandum of Decision and Order denying Lilly’s Combined Motion.

Lilly’s Answer to Plaintiffs’ Complaint and Counterclaims was filed with the U.S. District Court on May 27, 2003. On June 19, 2003, the Plaintiffs’ Answer to Lilly’s Answer and Counterclaims was filed and a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure occurred in order for the case to proceed to the discovery phase leading to trial.

On August 13, 2003, the U.S. District Court denied a motion filed by Lilly on June 17, 2003 to disqualify the Plaintiffs’ counsel from representing them with respect to the Plaintiffs’ NF-κB patent portfolio.

Oral argument on patent claim construction was heard in the U.S. District Court on January 13, 2004.

The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “ARIA”. The following table sets forth the high and low sales prices of our common stock as quoted on the Nasdaq National Market for the periods indicated.

2003:	High	Low
First Quarter	$2.75	$1.20
Second Quarter	4.84	1.25
Third Quarter	7.48	3.50
Fourth Quarter	8.80	6.00

2002:
First Quarter	$5.65	$3.32
Second Quarter	6.25	3.55
Third Quarter	4.47	2.75
Fourth Quarter	4.13	1.58

On March 1, 2004, the last reported sale price of our common stock was $10.63.

Stockholders

The approximate number of holders of record of our common stock as of February 27, 2004 was 490, and the approximate total number of beneficial holders of our common stock as of February 27, 2004 was 25,000.

Dividends

We have not declared or paid dividends on our common stock in the past and do not intend to declare or pay such dividends in the foreseeable future. Our long-term debt agreement prohibits the payment of cash dividends.

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2003, 2002, 2001, 2000 and 1999 and for each of the years then ended have been derived from the audited consolidated financial statements of the Company, of which the financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein.

	Years Ended December 31,
In thousands, except share and per share data	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data:
Revenue (principally related parties in 1999)	$660	$67	$4	$128	$12,468

Operating expenses:
Research and development	14,889	23,018	16,587	12,467	28,844
General and administrative	5,547	5,718	4,469	3,318	3,938

Total operating expenses	20,436	28,736	21,056	15,785	32,782

Loss from operations	(19,776)	(28,669)	(21,052)	(15,657)	(20,314)

Other income (expense):
Interest income	353	615	1,578	2,050	445
Interest expense	(303)	(323)	(285)	(225)	(522)
Other income – tax refund		534
Gain on sale of Genomics Center					46,440
Equity in net loss of Genomics Center					(1,493)

Total other income (expense), net	50	826	1,293	1,825	44,870

Income (loss) before cumulative effect of change in accounting principle	(19,726)	(27,843)	(19,759)	(13,832)	24,556
Cumulative effect of change in accounting principle					(364)

Net income (loss)	(19,726)	(27,843)	(19,759)	(13,832)	24,192
Repurchase and accretion costs attributable to redeemable convertible preferred stock					(6,435)

Net income (loss) attributable to common stockholders	$(19,726)	$(27,843)	$(19,759)	$(13,832)	$17,757

Earnings (loss) per share:
Per common share (basic):
Income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	$(.51)	$(.86)	$(.68)	$(.53)	$.82
Cumulative effect of change in accounting principle					(.02)

Net income (loss) – basic	$(.51)	$(.86)	$(.68)	$(.53)	$.80

Weighted average number of shares of common stock outstanding – basic	39,036,073	32,475,083	29,256,767	25,875,663	22,004,646
Per common share (diluted):
Income (loss) before cumulative effect of change in accounting principle	$(.51)	$(.86)	$(.68)	$(.53)	$.71
Cumulative effect of change in accounting principle					(.01)

Net income (loss) – diluted	$(.51)	$(.86)	$(.68)	$(.53)	$.70

Weighted average number of shares of common stock outstanding – diluted	39,036,073	32,475,083	29,256,767	25,875,663	34,448,015

	As of December 31,
In thousands	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$66,740	$26,850	$47,186	$39,781	$28,320
Working capital	61,587	21,126	43,249	37,165	22,875
Total assets	74,284	35,104	55,361	48,813	44,236
Long-term debt	6,575	5,437	6,847	3,700	1,900
Redeemable convertible preferred stock					8,070
Accumulated deficit	(156,043)	(136,317)	(108,474)	(88,715)	(74,883)
Stockholders’ equity	59,326	21,852	43,093	40,851	27,068

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are engaged in the discovery and development of breakthrough medicines to treat cancer by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to treating patients with aggressive and advanced-stage disease for whom current therapies are inadequate. We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for use in cell biology, functional genomics, proteomics and drug discovery research and useful in regulated protein and cell therapy. Additionally, we have an exclusive license to pioneering technology and patents related to the discovery, development, and use of drugs to regulate NF-κB cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”). Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of December 31, 2003, we had an accumulated deficit of $156.0 million and cash, cash equivalents and marketable securities of $66.7 million and working capital of $61.6 million.

General

Our operating losses are primarily due to the costs of development of our product candidates. As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support. These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors.

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, most recently, we have primarily relied on the capital markets as our source of funding. We also utilize long-term debt to supplement our funding, particularly as a means to fund capital and infrastructure needs. In addition, we may seek funding from collaborations with pharmaceutical, biotechnology or medical device companies for development and commercialization of our product candidates. These collaborations may take the form of licensing arrangements, joint venture arrangements or other structures. At this point in time, we have not provided any rights to any outside parties for the marketing or commercialization of our product candidates. If funding from these various sources is unavailable at reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants, deferred compensation benefits for executives and key employees, and the carrying value of intangible assets.

In determining expense related to stock-based compensation to consultants and deferred compensation, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, an interest-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors result in uneven expense charges or credits to our statements of operations. If, for example, the price and volatility of our common stock were 10% greater as of December 31, 2003, we would have recognized an increase of $15,000 in stock-based compensation to consultants in 2003. Similarly, if the market price of the underlying securities in our executive deferred compensation plan was 10% higher at December 31, 2003, we would have recognized an additional $202,000 in compensation expense in 2003.

At December 31, 2003, we reported $4.8 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during 2003 and 2002, we expensed $520,000 and $591,000, respectively, of unamortized costs related to certain intangible assets which we are not actively developing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because they are utilized in our anti-cancer programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenue

We recognized license revenue of $660,000 for the year ended December 31, 2003 compared to $67,000 for the year ended December 31, 2002. The increase in license revenue was due to license agreements into which we have entered with Bristol-Myers Squibb Company in the fourth quarter of 2002 related to our

NF-κB technology and with GPC Biotech AG in the first quarter of 2003 and ALTANA Pharma AG in the second quarter of 2003 related to our ARGENT cell-signaling regulation technology. Under these agreements, we will receive an additional $1.4 million in guaranteed minimum payments through 2007, which amount excludes any milestone payments or royalties that might be earned during that period.

Operating expenses

Research and development expenses decreased by 35% to $14.9 million in 2003 from $23.0 million in 2002. This $8.1 million decrease was attributable, in part, to our decision to focus our research and development efforts on our cancer small-molecule product candidates to conserve cash and capital. As a result, expenses related to scaled-back programs decreased by $5.3 million in 2003 compared to 2002. Our research and development expenses related to our core cancer product candidates decreased by $456,000 in 2003 compared to 2002 due to the conduct in the third and fourth quarter of 2002 of certain pre-clinical toxicology and pharmacology studies which were substantially completed by the end of 2002. The remaining decrease in research and development expenses in 2003 compared to 2002 was primarily due to reduced personnel expenses ($448,000) through a reduction in our workforce in March 2003, and related decreases in laboratory and general expenses ($754,000), reduced expenses related to equipment leases ($507,000) due to expiration or buy-out of most of such leases, and reduced amortization of leasehold improvements that have become fully amortized ($727,000).

We expect that our research and development expenses will increase in 2004 due to continued progress in development of our small-molecule product candidates for cancer. In particular, we expect that we will expand our clinical trials into phase 2 for our lead product candidate AP23573 and advance two other product candidates through preclinical studies. In addition to the clinical trials and preclinical studies noted above, we will incur costs related to product and process development and manufacturing in support of such efforts.

General and administrative expenses decreased 3% to $5.5 million in 2003 from $5.7 million in 2002. This $171,000 decrease was primarily due to decreases in consulting and other professional fees ($122,000) and reductions in overhead and other expenses ($257,000), as a result of efforts to conserve cash and capital, offset in part by increases in personnel costs ($268,000) related to additions of certain personnel and increased insurance costs ($101,000) reflective of general increases in premiums by insurance companies. General and administrative expenses included fees and expenses of outside legal counsel of $1.6 million in 2003 and $1.8 million in 2002 related to securities, employment, real estate, general corporate and litigation matters, more than half of which was incurred each year in connection with our litigation with Eli Lilly & Company (“Lilly litigation”) regarding infringement of certain claims of one of our patents. Excluding legal fees and expenses, we expect that our general and administrative expenses will increase in 2004 in support of our research and development activities. We expect our legal costs will vary depending in large part on developments in our Lilly litigation.

Interest income/expense

Interest income decreased 43% to $353,000 in 2003 from $615,000 in 2002 primarily as a result of declining interest rates during the year and a lower level of funds invested. Interest expense decreased 6% to $303,000 in 2003 from $323,000 in 2002. This decrease was primarily due to a lower level of long-term debt outstanding and lower interest rates in 2003.

Operating results

We reported a loss from operations of $19.8 million in 2003 compared to a loss from operations of $28.7 million in 2002, a decrease in loss of $8.9 million, or 31%. This decrease in loss was attributable to decreased operating expenses as a result of our decision to focus our research and development efforts on our cancer small-molecule product candidates. We expect that our loss from operations will increase in

2004 due to the expected increases in research and development expenses and general and administrative expenses described above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations or partnerships for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funding from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $19.7 million in 2003 or $0.51 per share (basic and diluted) as compared to a net loss of $27.8 million in 2002 or $0.86 per share (basic and diluted).

Years Ended December 31, 2002 and 2001

Revenue

We recognized license revenue of $67,000 for the year ended December 31, 2002 compared to $4,000 for the year ended December 31, 2001. The increase in license revenue was due to license agreements into which we have entered related to our NF-κB and ARGENT cell-signaling regulation technologies.

Operating expenses

Research and development expenses increased 39% to $23.0 million in 2002 from $16.6 million in 2001. This $6.4 million increase in 2002 expenses as compared to those incurred in 2001 was primarily due to the costs of advancing our product candidates through preclinical and clinical phases of development. Preclinical costs include product development costs (including pharmacology and toxicology studies) and manufacturing costs to produce and scale-up material for various studies and clinical trials. Our increase in development activity resulted in a higher level of spending on product development ($4.7 million), product manufacturing and external activities in support of clinical development ($940,000) and increased personnel expenses ($780,000). In addition, we wrote off $591,000 of capitalized patent and license costs reflecting our evaluation of several technologies in our portfolio which we are not actively developing at this time. Such increases in costs were partially offset by decreased overhead expenses ($207,000) and decreased consulting costs ($513,000).

General and administrative expenses increased 28% to $5.7 million in 2002 from $4.5 million in 2001. This $1.2 million increase in 2002 expenses as compared to those incurred in 2001 was primarily due to increased professional expenses ($676,000) resulting principally from our Lilly litigation, personnel expenses ($321,000) resulting from additions to our legal and business development personnel and other general expenses ($252,000).

Interest income/expense

Interest income decreased by 61% to $615,000 in 2002 from $1.6 million in 2001 primarily as a result of declining interest rates during the year and a lower level of funds invested. Interest expense increased by 13% to $323,000 in 2002 from $285,000 in 2001. This increase was primarily due to a higher level of long-term debt outstanding in 2002 offset, in part, by lower interest rates for 2002.

Other income – tax refund

Other income for the year ended December 31, 2002 consisted of a one-time tax refund of $534,000, received in June 2002, due to changes in the tax laws. As a result of these changes, we were able to carry back a portion of the 2001 loss to offset the taxes resulting from the sale of our 50% interest in the Hoechst-ARIAD Genomics Center LLC to Aventis. In December 1999, we recognized a gain on the sale of $46.4 million, net of $534,000 in Alternative Minimum Tax, and reported the gain in other income.

Operating results

We reported a loss from operations of $28.7 million in 2002 compared to a loss from operations of $21.1 million in 2001, an increase in loss of $7.6 million or 36%. We reported a net loss of $27.8 million in 2002 or $0.86 per share (basic and diluted). We reported a net loss of $19.8 million in 2001 or $0.68 per share (basic and diluted).

Selected Quarterly Financial Data

Summarized unaudited quarterly financial data are as follows:

In thousands, except per share amounts

	2003 Quarters
	First	Second	Third	Fourth
Total license revenue	$126	$153	$190	$191
Net loss	(5,312)	(4,304)	(4,399)	(5,711)
Net loss per share (basic and diluted)	(.15)	(.12)	(.11)	(.13)

	2002 Quarters
	First	Second	Third	Fourth
Total license revenue	$—	$13	$12	$42
Net loss	(6,167)	(7,043)	(7,819)	(6,814)
Net loss per share (basic and diluted)	(.19)	(.22)	(.24)	(.21)

Liquidity and Capital Resources

We have financed our operations primarily through sales of our common stock to institutional investors and, to a lesser extent, through sales of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt. We sell securities and take on debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

During the years ended December 31, 2003, 2002 and 2001, we raised funding from the following sources:

	Year ended December 31,
In thousands	2003	2002	2001
Sales of Common Stock:
To institutional investors	$56,180	$5,635	$21,633
Pursuant to stock option and employee stock purchase plans	964	999	489
Increase (decrease) in long term-debt, net	1,460	(1,375)	3,390

	$58,604	$5,259	$25,512

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources and the status of the capital markets. During 2002, we raised $5.6 million in a private placement of our common stock. In 2003, with additional progress in the development of our product candidates and an increased focus on oncology, we successfully completed three private placements with institutional investors and realized net proceeds of $56.2 million. The following table details our sales of common stock to institutional investors in 2003, 2002 and 2001:

	Number of	Net Cash
	Shares	Proceeds
		In thousands
2001
May and June (average price per share of $5.42)	2,623,829	$14,097
October ($4.15 per share)	1,927,712	7,536

	4,551,541	$21,633

2002
November ($2.75 per share)	2,200,000	$5,635

2003
May ($2.50 per share)	4,000,000	$9,338
October ($6.35 per share)	6,438,113	38,094
December ($8.00 per share)	1,175,375	8,748

	11,613,488	$56,180

We have filed shelf registration statements with the United States Securities and Exchange Commission (“SEC”), from time to time, to ensure that we have registered shares of our common stock available for sale, giving us the opportunity to raise funding when terms are favorable. On December 19, 2003, we filed a shelf registration statement with the SEC for the issuance of up to 7,000,000 shares of our common stock, which was declared effective on January 9, 2004. These shares remain available for sale at our discretion, subject to certain limitations under federal securities laws and the rules of the Nasdaq Stock Market.

In March 2003, we entered into a term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off our obligations under certain operating leases for equipment and for general working capital purposes. The loan is secured by all of our assets excluding intellectual property, which we have agreed not to pledge to any other party. The loan carries interest at the bank’s prime rate or LIBOR plus 2%. We amended the terms of the loan on December 31, 2003 and received another $2.0 million in loan proceeds. The amended loan is payable in monthly installments of $150,000 plus interest beginning in January 2004 with a final payment of $2,675,000 due in March 2007. The terms of the loan require us to maintain at least $12.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock. The balance outstanding as of December 31, 2003 was $8,375,000.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to invest in intellectual property and to purchase equipment as needed for our business. Our uses of cash during the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year ended December 31,
In thousands	2003	2002	2001

Net cash used in operating activities	$18,014	$23,958	$16,468
Investment in intangible assets	507	1,366	1,002
Purchase of equipment	307	269	614

	$18,828	$25,593	$18,084

The net cash used in operating activities is comprised of our net losses and working capital requirements. As noted above, our net loss increased in 2002 due to the costs of advancing our product candidates through preclinical and clinical phases of development, and decreased in 2003 as we reduced our operating expenses to conserve cash and capital. Also as noted above, we expect that our loss from operations will increase in 2004 due to continued progress in clinical and preclinical development of our small-molecule product candidates for cancer. As a consequence, we expect that our net cash used in operations will increase to approximately $29 million in 2004. We expect that our investment in intangible assets, which primarily consist of patents and licenses that make up our intellectual property portfolio, and in equipment will increase in 2004.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of December 31, 2003:

		Payments Due By Period
			2005	2008
		In	through	through	After
In thousands	Total	2004	2007	2009	2009

Long-term debt	$8,375	$1,800	$6,575
Operating leases	1,878	457	1,421
Other long-term obligations *	10,369	3,515	6,259	$230	$365

	$20,622	$5,772	$14,255	$230	$365

*	Other long-term obligations are comprised primarily of employment agreements and license agreements. The license agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products. All license agreements are cancelable by us. The above table reflects remaining license fees for the lives of the agreements but excludes milestone and royalty payments, as such amounts are not probable or estimable at this time.

Liquidity

At December 31, 2003, we had cash, cash equivalents and marketable securities totaling $66.7 million and working capital of $61.6 million compared to cash, cash equivalents and marketable securities totaling $26.9 million and working capital of $21.1 million at December 31, 2002. Based on our current operating plans and our known and anticipated contractual obligations and assuming no further funding or potential revenues that may be generated from product partnering or licensing initiatives we are currently pursuing, we believe that our currently available funds will be adequate to satisfy our capital and operating requirements into 2006. However, there can be no assurance that changes in our research and development plans or other future events affecting our operating expenses will not result in the depletion of our funds at an earlier time.

We will require substantial additional funding for our research and development programs, for operating expenses, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. Adequate funds for these purposes, whether obtained through financial markets or other arrangements with collaborative partners, or from other sources, may not be available when needed or on terms acceptable to us.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on our financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have no investments or arrangements which would be considered variable interest, and believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with original maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government securities with maturities of three years or less, but not longer than the availability of our cash, cash equivalents and marketable securities to fund projected needs for such funds. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive loss). Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at December 31, 2003, because our available funds are invested solely in cash equivalents and short-term marketable securities with maturities less than 6 months, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of December 31, 2003, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds, we would incur approximately $202,000 of additional (less) compensation expense.

At December 31, 2003, we have a bank term note which bears interest at prime or LIBOR +2%. This note is sensitive to changes in interest rates. In the event of a hypothetical 10% increase in the prime rate (40 basis points), we would incur approximately $30,000 of additional interest expense in 2004.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

Such statements in connection with any discussion of future operating or financial performance may be identified by use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to conduct preclinical and clinical studies of our product candidates and the results of such studies, regulatory oversight, intellectual property claims, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on our collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other factors. Please also see the discussion under “Risk Factors” appearing elsewhere in this Annual Report for more details regarding these and other risks.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this report or the date of the document incorporated by reference in this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 23, 2004

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and per share data	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$51,674	$26,850
Marketable securities	15,066
Inventory and other current assets	534	847

Total current assets	67,274	27,697

Property and equipment:
Leasehold improvements	12,690	12,642
Equipment and furniture	5,927	5,668

Total	18,617	18,310
Less accumulated depreciation and amortization	(17,690)	(17,269)

Property and equipment, net	927	1,041

Intangible and other assets, net	6,083	6,366

Total assets	$74,284	$35,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$2,145
Current portion of long-term debt	1,800	1,478
Accrued compensation and benefits	466	399
Accrued product developments expenses	880	1,006
Other accrued expenses	1,045	1,310
Current portion of deferred revenue	742	233

Total current liabilities	5,687	6,571

Long-term debt	6,575	5,437

Deferred revenue	591

Deferred executive compensation	2,105	1,244

Commitments, contingent liabilities and minority interest (Notes 1, 6, 10)
Stockholders’ equity:
Preferred stock, authorized, 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value, authorized, 60,000,000 shares, issued and outstanding, 46,817,032 shares in 2003, 34,828,689 shares in 2002	47	35
Additional paid-in capital	215,343	158,147
Deferred compensation	(22)	(13)
Accumulated other comprehensive income (loss)	1
Accumulated deficit	(156,043)	(136,317)

Total stockholders’ equity	59,326	21,852

Total liabilities and stockholders’ equity	$74,284	$35,104

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except share and per share data	2003	2002	2001

License revenue	$660	$67	$4

Operating expenses:
Research and development	14,889	23,018	16,587
General and administrative	5,547	5,718	4,469

Total operating expenses	20,436	28,736	21,056

Loss from operations	(19,776)	(28,669)	(21,052)

Other income (expense):
Interest income	353	615	1,578
Interest expense	(303)	(323)	(285)
Other income – tax refund		534

Total other income, net	50	826	1,293

Net loss	$(19,726)	$(27,843)	$(19,759)

Net loss per share (basic and diluted)	$(.51)	$(.86)	$(.68)

Weighted average number of shares of common stock outstanding – basic and diluted	39,036,073	32,475,083	29,256,767

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2002 and 2003

	Common Stock		Additional		Accumulated Other
			Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’
In thousands, except share data	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balance, December 31, 2000	27,292,138	$27	$129,761	$(217)	$(5)	$(88,715)	$40,851
Issuance of common stock, net of issuance costs	4,551,541	5	21,296				21,301
Issuance of shares pursuant to ARIAD stock option and purchase plans	303,095		489				489
Stock-based compensation to consultants			92	(92)
Amortization of stock-based compensation				203			203
Comprehensive loss:
Net loss						(19,759)	(19,759)
Other comprehensive income -
Net unrealized gains on marketable securities					8		8

Comprehensive loss							(19,751)

Balance, December 31, 2001	32,146,774	32	151,638	(106)	3	(108,474	43,093
Issuance of common stock, net of issuance costs	2,200,000	2	5,633				5,635
Issuance of shares pursuant to ARIAD stock option and purchase plans	481,915	1	998				999
Stock-based compensation to consultants			(122)	122
Amortization of stock-based compensation				(29)			(29)
Comprehensive loss:
Net loss						(27,843)	(27,843)
Other comprehensive loss -
Net unrealized loss on marketable securities					(3)		(3)

Comprehensive loss							(27,846)

Balance, December 31, 2002	34,828,689	35	158,147	(13)	—	(136,317)	21,852
Issuance of common stock, net of issuance costs	11,613,488	12	56,168				56,180
Issuance of shares pursuant to ARIAD stock option and purchase plans	374,855		964				964
Stock-based compensation to consultants			64	(64)
Amortization of stock-based compensation				55			55
Comprehensive loss:
Net loss						(19,726)	(19,726)
Other comprehensive income -
Net unrealized gain on marketable securities					1		1

Comprehensive loss							(19,725)

Balance, December 31, 2003	46,817,032	$47	$215,343	$(22)	$1	$(156,043)	$59,326

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2003	2002	2001
Cash flows from operating activities:
Net loss	$(19,726)	$(27,843)	$(19,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	2,253	1,889
Stock-based compensation to consultants	55	(29)	203
Deferred executive compensation expense	444	205	181
Increase (decrease) from:
Inventory and other current assets	313	163	337
Other assets	21	(135)	(53)
Accounts payable	(1,391)	640	70
Accrued compensation and benefits	67	51	282
Accrued product development expenses	(126)	(67)	438
Other accrued expenses	(265)	732	(50)
Deferred revenue	1,100	233
Deferred executive compensation	(108)	(161)	(6)

Net cash used in operating activities	(18,014)	(23,958)	(16,468)

Cash flows from investing activities:
Acquisitions of marketable securities	(32,296)		(7,585)
Proceeds from sales and maturities of marketable securities	17,344	442	34,356
Investment in property and equipment	(307)	(269)	(614)
Investment in intangible assets	(507)	(1,366)	(1,002)

Net cash provided by (used in) investing activities	(15,766)	(1,193)	25,155

Cash flows from financing activities:
Proceeds from long-term debt borrowings	9,500	77	4,590
Repayment of long-term debt borrowings	(8,040)	(1,452)	(1,200)
Proceeds from issuance of common stock, net of issuance costs	56,180	5,635	21,633
Proceeds from issuance of common stock pursuant to stock option and purchase plans	964	999	489

Net cash provided by financing activities	58,604	5,259	25,512

Net increase (decrease) in cash and cash equivalents	24,824	(19,892)	34,199
Cash and cash equivalents, beginning of year	26,850	46,742	12,543

Cash and cash equivalents, end of year	$51,674	$26,850	$46,742

Interest paid	$256	$288	$250

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the discovery and development of breakthrough medicines to treat cancer by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. The Company is developing a comprehensive approach to treat patients with aggressive and advanced-stage disease for whom current therapies are inadequate. The Company has also developed a proprietary portfolio of cell-signaling regulation technologies, its ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for application in cell biology, functional genomics, proteomics and drug discovery research and useful in regulated protein and cell therapy. Additionally, the Company has an exclusive license to pioneering technology and patents related to the discovery, development and use of drugs that regulate NF-κB cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis.

Principles of Consolidation

The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly-owned subsidiary, ARIAD Corporation, and its 80%-owned subsidiary ARIAD Gene Therapeutics, Inc. (“AGTI”) (Note 7). The Company’s research and development relating to product candidates based on its ARGENT cell-signaling regulation technology and its lead small molecule mTOR inhibitors for cancer and drug-delivery stents derived from the ARGENT programs are conducted on behalf of AGTI. Intercompany accounts and transactions have been eliminated in consolidation. There is no liability recorded for minority interest for AGTI in the consolidated balance sheets, because AGTI currently has a deficiency in its stockholders’ equity and, accordingly, the Company records 100% of the losses incurred by AGTI. The Company accounts for any gain from the exercise of AGTI options as an adjustment to additional paid-in capital. Because AGTI is a research and development company, the Company believes that the gain realization from the exercise of AGTI options cannot be assured and therefore should be accounted for as a capital transaction in the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. Marketable securities are recorded in the consolidated financial statements at aggregate fair value (Note 2). The carrying amount of the Company’s bank term note of $8.4 million at December 31, 2003 approximates fair value due to its variable interest rate (Note 4). The Company’s obligation under its Executive Compensation Plan (Note 5) is based on the current fair market value of the underlying securities and is therefore stated at its estimated current fair value.

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

Inventory

Inventory consists of bulk pharmaceutical material to be used for multiple development programs. Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed. The carrying value of inventory amounted to $181,000 and $430,000 at December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are amortized over the shorter of their useful lives or lease term using the straight-line method (4 to 10 years).

Intangible and Other Assets

Intangible and other assets consist primarily of capitalized patent and license costs, deposits and the unvested portion of the fair value of outstanding grants under the Company’s executive compensation plan (Note 5). The cost of purchased patents and patent applications, costs incurred in filing patents and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the periods to which they relate. Amortization expense for intangible assets amounted to $692,000, $548,000 and $502,000 for 2003, 2002 and 2001, respectively. In addition, capitalized costs are expensed when it becomes determinable that such patent applications or technology will not be pursued. The Company expensed $520,000, $591,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively, in accordance with this policy.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”), No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is principally comprised of license fees received under agreements that provide the licensee with access to and/or the right to review and evaluate certain technology owned or controlled by the Company. Upfront and annual license fees are recorded as deferred revenue upon receipt and recognized as revenue on a systematic basis over the period of time they are earned in accordance with the terms of the agreements. Such agreements may also include milestone and royalty payments. Such payments will be recognized as revenue when earned in accordance with the terms of the related agreements.

In December 2003, the SEC released Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts.

Segment Reporting

The Company organizes itself into one segment reporting to the chief executive officer. No significant revenues from product sales or services occurred in the years ended December 31, 2003, 2002 or 2001.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company accounts for stock or other equity-based compensation for non-employees under the fair value-based method as required by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period. The unearned portion of these awards is classified as a component of stockholders’ equity and is listed as “deferred compensation” on the consolidated balance sheet.

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation, the net loss and net loss per share would have been reported as follows:

	Years ended December 31,
In thousands (except per share data)	2003	2002	2001
Net loss, as reported	$(19,726)	$(27,843)	$(19,759)
Effect of stock options if valued at fair value	(3,564)	(4,239)	(3,617)

Pro forma net loss	$(23,290)	(32,082)	(23,376)

Net loss per share, as reported	$(.51)	$(.86)	$(.68)
Effect of stock options if valued at fair market	(.09)	(.13)	(.12)

Pro forma net loss per share	$(.60)	$(.99)	$(.80)

The above disclosure, required by SFAS No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 3.42% for 2003, 3.0% for 2002 and 4.2% for 2001, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for 2003, 106% for 2002 and 108% for 2001. Using this model, the weighted average fair value per option for all options granted to employees in 2003, 2002 and 2001 was $2.88, $4.01 and $4.71, respectively.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company’s outstanding options using the treasury stock method, except where such items would be anti-dilutive. In years in which a net loss is reported, basic and diluted per share amounts are the same. In 2003, 2002 and 2001, options amounting to 5,647,839, 5,392,311 and 4,639,782 shares of common stock, respectively, were not included in the computation of dilutive earnings per share, because the effect would be anti-dilutive. There were no warrants or convertible securities outstanding at December 31, 2003, 2002 or 2001.

Executive Compensation Plan

The Company maintains an executive compensation plan, which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount. EITF No. 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Party, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities require that the Company account for such benefits as derivatives. Under these pronouncements, the Company records the fair value of the awards as an asset and a liability and amortizes the asset to expense over the vesting period of the awards. Subsequent changes in the fair value of the liability are included in the determination of net income or loss.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had any effect on the Company’s financial position or results of operations. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Company has no investments or arrangements which would be considered variable interest, and believes that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2003 presentation.

2.  Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At December 31, 2003, all of the Company’s marketable securities consisted of United States agency securities. At December 31, 2002, the Company held no marketable securities.

At December 31, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $15,066,000 and $15,065,000, respectively. Gross unrealized gains and losses were $1,000 and $0, respectively, at December 31, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the years ended December 31, 2003, 2002 and 2001. Changes in market values resulted in an increase (decrease) in net unrealized gains (losses) of $1,000, ($3,000) and $8,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

3.  Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at December 31:

In thousands	2003	2002

Capitalized patent and license costs	$8,122	$8,130
Less accumulated amortization	(3,369)	(2,680)

	4,753	5,450
Unvested executive deferred compensation (Note 5)	1,251	726
Other	79	190

	$6,083	$6,366

The estimated future amortization expenses for capitalized patent and license costs are $718,000 for 2004, $664,000 for 2005, $636,000 for 2006, $570,000 for 2007 and $553,000 for 2008.

4.  Long-Term Debt

Long-term debt was comprised of the following at December 31:

In thousands	2003	2002

Bank term note at prime rate or LIBOR +2% (average interest rate of 3.35% at December 31, 2003) payable in monthly installments of $150,000 plus interest, through March 2007	$8,375	$6,300
General Electric Capital Corporation term notes at average interest rate of 9.48%, repaid in full in March 2003		615
Less current portion	(1,800)	(1,478)

	$6,575	$5,437

In March 2003, the Company entered into a term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay the existing bank term loan with another bank and the G.E. term note, as well as to pay off remaining obligations under certain operating leases, such repayments totaling $6.9 million in the aggregate. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. This term loan agreement was amended on December 31, 2003 pursuant to which the Company received another $2.0 million in loan proceeds and will repay the loan in monthly installments of $150,000 with a balloon payment of $2.7 million in March 2007. The term loan, as amended, requires the Company to maintain a minimum of $12.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above debt agreement are $1.8 million for each of 2004, 2005 and 2006, and $2.975 million in 2007.

5.  Executive Compensation Plan

Under its executive compensation plan, the Company provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount. The options vest equally over four years.

In July 2002, the Company approved the 2002 grants to certain executives and key employees and modified all prior year grants to conform certain terms with current year grants. As a result, the Company recorded (1) an asset of $877,000 which represents the unvested portion of the fair value of all outstanding grants, (2) an increase to the deferred executive compensation liability of $910,000 to $1,393,000, and (3) a resulting charge to income of $33,000. In August 2003, the Company approved the 2003 grants to certain executives and key employees. The Company recorded an asset and liability of $930,000 which represented the fair value of the grant. Total expense related to the executive compensation plan amounted to $444,000, $205,000 and $181,000 in 2003, 2002 and 2001, respectively. Changes in the fair value of the deferred executive compensation liability during 2003 and 2002 were not material.

6.  Leases, Licensed Technology and Other Commitments

Facility Lease

The Company conducts its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease. The original ten-year term of the lease expired in July 2002, and the Company has extended the lease for the first of two five-year extension periods. The Company has sublet approximately 37,000 square feet of space to two tenants. Rent expense, net of sublease income of $1.4 million, $1.1 million and $950,000 for the years ended December 31, 2003, 2002, and 2001, respectively, amounted to $446,000,

$601,000 and $654,000, respectively. Future minimum annual rental payments through July 2007, the expiration of the first extension period, are $457,000 in 2004, $550,000 in 2005 and 2006, and $321,000 in 2007, which are net of expected sublease income of $1,214,000 in 2004, $1,120,000 in 2005 and 2006, and $654,000 in 2007.

Licensed Technology

The Company and AGTI have entered into agreements with several universities under the terms of which the Company and/or AGTI have received exclusive licenses to technology and intellectual property. The agreements, which are generally cancelable by the Company and/or AGTI, provide for the payment of license fees and/or minimum payments, which are generally creditable against future royalties. Fees paid by the Company on behalf of the Company and/or AGTI amounted to $165,000, $317,000 and $127,000 for 2003, 2002 and 2001, respectively, and are expected to amount to approximately $165,000 annually for 2004 through 2006 and $115,000 annually for 2007 and 2008. In addition, the agreements provide for payments upon the achievement of certain milestones in product development. The agreements also require the Company to fund certain costs associated with the filing and prosecution of patent applications.

Other Commitments

The Company has entered into various employment agreements with twelve senior officers. The agreements provide for aggregate annual base salaries of $3.3 million for 2004 and 2005, $2.1 million for 2006 and $480,000 for 2007 and remaining terms of employment of up to four years.

7.  Stockholders’ Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock which the Board of Directors is empowered to designate and issue in different series. At December 31, 2003, the Board of Directors had designated 500,000 shares as series A preferred stock, and 9,500,000 shares remained undesignated.

Common Stock

In May and June, 2001, the Company sold an aggregate of 2,623,829 shares of common stock to an institutional investor at an average price of $5.42 per share for net proceeds of $13.8 million. These shares of common stock had been registered pursuant to a previously filed shelf registration statement.

On June 22, 2001, the Company filed a new shelf registration statement with the SEC for the issuance of up to 4,500,000 shares of its common stock. On October 31, 2001, the Company sold 1,927,712 registered shares of its common stock to institutional investors at a price of $4.15 per share and received gross proceeds of $8.0 million before commissions and expenses of $464,000. On November 13, 2002, the Company sold 2,200,000 registered shares of its common stock to institutional investors at a price of $2.75 per share and received gross proceeds of $6.1 million before commissions and expenses of $415,000.

On January 9, 2002, the Company filed another shelf registration statement with the SEC for the issuance of up to 3,000,000 shares of its common stock. On May 19, 2003, the Company sold 4,000,000 registered shares of its common stock to institutional investors at a price of $2.50 per share and received gross proceeds of $10.0 million before commissions and expenses of $662,000. Of the 4,000,000 shares sold, 3,372,288 shares were sold pursuant to the above noted shelf registrations, and the remaining 627,712 shares were sold under a related registration statement pursuant to SEC rules. No shares remain available for sale under either of the above-noted shelf registration statements.

On July 3, 2003, the Company filed a shelf registration statement with the SEC for the issuance of up to 7,500,000 shares of its common stock. On October 8, 2003, the Company sold 6,438,113 registered shares of its common stock, registered pursuant to this shelf registration, to institutional investors at a price of $6.35 per share and received gross proceeds of $40.9 million before commissions and expenses of $2.8 million. On December 3, 2003, the Company sold 1,175,375 registered shares of its common stock, including 113,489 shares registered under a related registration statement pursuant to SEC rules, to institutional investors at a price of $8.00 per share and received gross proceeds of $9.4 million before commissions and expenses of $652,000. Following this sale, no shares remain available for sale under the above noted shelf registration.

On December 19, 2003, the Company filed a shelf registration statement with the SEC for the issuance of up to 7,000,000 shares of its common stock. This filing was declared effective on January 9, 2004.

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

Minority Interest in Subsidiary

At December 31, 2003, AGTI had 5,195,779 shares of its common stock outstanding. Of this amount, the Company owned 4,157,143 shares or 80%, which allows it to consolidate for tax purposes the results of operations of AGTI with those of the Company. On January 17, 2004, stock options for a total of 87,428 shares of AGTI common stock held by minority interest holders were exercised prior to their expiration on that date. In order to maintain its 80% ownership interest in AGTI, the Company acquired an additional 351,909 shares of AGTI common stock on January 13, 2004. The purchase price of such shares was approximately $8.8 million, effected through the reduction of intercompany debt representing the estimated fair value of such shares, subject to adjustment in certain circumstances.

After taking into account the above transactions, AGTI has a total of 5,635,116 shares of its common stock outstanding of which 80% are owned by ARIAD, 14% are owned by Stanford University, Harvard University, consultants and inventors, and 6% are owned by certain current members of the Company’s management and Board of Directors. Approximately 75% of the shares of common stock owned by the minority interest holders are subject to restrictions on transfer and a right of first refusal held by AGTI to repurchase such shares of AGTI common stock before sale of such shares to another purchaser. There are currently no outstanding options to purchase AGTI common stock, and no shares available for grant of additional options.

8.  Stock Option and Stock Purchase Plans

ARIAD Stock Option and Stock Plans

The Company’s 1991, 1994 and 2001 stock option and stock plans (the “Plans”) provide for the granting of nonqualified and incentive stock options to officers, directors, employees and consultants of the Company. Options become exercisable as specified in the related option certificate, typically over a four-year period, and expire ten years from the date of grant. The 1991 Plans have terminated according to their terms, although existing stock options granted under these Plans remain outstanding. As of December 31, 2003, there are 5,000 shares available to be granted under the 1994 Plan and 294,386 options available to be granted under the 2001 Plan.

Transactions under the Plans for the years ended December 31, 2001, 2002 and 2003 are as follows:

			Weighted Average
		Number	Exercise Price
		Of Shares	Per Share
Options outstanding, January 1, 2001		3,480,360	$3.77
Granted		1,554,220	5.61
Forfeited		(120,688)	5.75
Exercised		(274,110)	1.51

Options outstanding, December 31, 2001		4,639,782	4.47
Granted		1,341,300	4.01
Forfeited		(185,830)	5.37
Exercised		(402,941)	1.89

Options outstanding, December 31, 2002		5,392,311	4.51
Granted		781,220	3.90
Forfeited		(239,473)	5.16
Exercised		(286,219)	2.94

Options outstanding,	December 31, 2003	5,647,839	$4.48

Options exercisable,	December 31, 2001	2,650,830	$3.31

	December 31, 2002	3,277,042	$3.95

	December 31, 2003	3,605,255	$4.27

The following table sets forth information regarding options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
Range of		Average	Average	Number of Option	Average Exercise
Exercise		Exercise	Remaining	Shares Currently	Price for Currently
Prices	Number of Shares	Price	Life (years)	Exercisable	Exercisable
$0.75 - 1.25	467,626	$0.77	5.8	467,626	$0.77
1.34 - 2.31	980,909	1.61	5.6	737,764	1.66
2.68 - 4.88	2,394,204	4.14	7.1	1,357,643	4.13
4.89 - 8.00	1,482,100	6.15	7.3	796,223	6.16
12.56 - 14.63	323,000	13.42	6.5	245,999	13.41

	5,647,839	$4.48	6.7	3,605,255	$4.27

ARIAD Gene Therapeutics, Inc. Stock Option Plan

The Company’s subsidiary, AGTI, adopted a stock option plan in 1993 substantially similar to the Plans. At December 31, 2003, options with respect to 87,428 shares of AGTI’s common stock (all granted in 1994) were outstanding at an exercise price of $.42 per share, and all options were exercisable. During 2003, 2002 and 2001, no options were exercised or forfeited. As of December 31, 2003, there were no remaining options available to be granted under the plan, and the plan has expired. On January 17, 2004, all remaining AGTI stock options were exercised for proceeds to AGTI of approximately $37,000 (Note 7).

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, substantially all of its employees may, through payroll withholdings, purchase shares of the Company’s stock at a price of 85% of the lesser of the fair market value at the beginning or end of each three-month withholding period. In 2003, 2002 and 2001, 88,636, 78,974 and 28,985 shares of common stock were issued under the plan, respectively.

9.  Other Income — Tax Refund

Other income consists of a tax refund of $534,000 received in 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 (the “Act”) was signed into law. The Act allows taxpayers to carry back net operating losses incurred in 2001 and 2002 to the five prior tax years. Prior tax law limited the carry back to two years. In addition, the Act also suspended certain limitations on the utilization of Alternative Minimum Tax net operating losses. As a result of the Act, the Company was able to carry back a portion of its net loss for the year ended December 31, 2001 to recover taxes previously paid attributable to the sale of the Company’s 50% interest in the Hoechst-ARIAD Genomics Center, LLC (the “Genomics Center”) to Aventis Pharmaceuticals, Inc. on December 31, 1999. As a result of the sale, the Company had recorded a net gain of $46.4 million, net of $534,000 in Alternative Minimum Tax, in 1999 in other income.

10.  Income Taxes

At December 31, 2003, the Company had available, for federal tax reporting purposes, net operating loss carryforwards of approximately $139.9 million, which expire commencing in 2009 and, for state tax reporting purposes, net operating loss carryforwards of approximately $99.6 million, which expire commencing in 2004. The Company also had federal research and development credit carryovers of approximately $7.7 million, which expire commencing in 2006. Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

The components of deferred income taxes were as follows at December 31:

In thousands	2003	2002

Deferred tax liabilities:
Intangible and other assets	$1,901	$2,181

Deferred tax assets:
Net operating loss carryforwards	58,903	53,222
Federal and State tax credit carryovers	13,055	12,714
Depreciation	3,627	3,790
Other	1,215	465

Total deferred tax assets	76,800	70,191

Deferred tax assets, net	74,900	68,010
Valuation allowance	(74,900)	(68,010)

Total deferred taxes	$0	$0

Since the Company has not yet achieved sustained profitable operations, management believes the tax benefits as of December 31, 2003 and 2002 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The increase in the valuation allowance of $6.9 million in 2003 and $12.7 million in 2002 resulted primarily from net operating loss carryforwards and tax credit carryovers from operations in those years and that were not benefited.

11.	Litigation

Gilman Employment Litigation

On May 19, 1999, the Company filed suit in the Massachusetts Superior Court against Michael Z. Gilman, Ph.D., its former Chief Scientific Officer, seeking equitable relief for breach of his employment agreements in accepting a position as the research director of molecular biology at Biogen, Inc. On June 21, 1999, Dr. Gilman filed counterclaims against the Company seeking an order awarding damages for breach of contract and barring the Company from enforcing any provisions of its employment agreements with Dr. Gilman. Pursuant to a Stipulated Judgment and a Stipulation of Dismissal entered by the Superior Court in January 2003 and July 2003, respectively, all claims and counter-claims in this action have now been resolved on terms not material to the Company, and dismissed by the parties.

NF-κB Patent Infringement Litigation

On June 25, 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts (the U.S. District Court) against Eli Lilly and Company (Lilly) alleging infringement upon issuance of certain claims of the Plaintiffs’ U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity (the NF-κB ’516 Claims) through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment (Lilly’s Combined Motion) challenging the validity of the NF-κB ’516 Claims. The Plaintiffs filed a response to Lilly’s Combined Motion on October 17, 2002 and Lilly filed a reply on November 17, 2002. Oral argument on Lilly’s Combined Motion was heard in the U.S. District Court on November 21, 2002. On May 12, 2003, the U.S. District Court issued a Memorandum of Decision and Order denying Lilly’s Combined Motion.

Lilly’s Answer to Plaintiffs’ Complaint and Counterclaims was filed with the U.S. District Court on May 27, 2003. On June 19, 2003, the Plaintiffs’ Answer to Lilly’s Answer and Counterclaims was filed and a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure occurred in order for the case to proceed to the discovery phase leading to trial.

On August 13, 2003, the U.S. District Court denied a motion filed by Lilly on June 17, 2003 to disqualify the Plaintiffs’ counsel from representing them with respect to the Plaintiffs’ NF-#B patent portfolio. Oral argument on patent claim construction was heard in the U.S. District Court on January 13, 2004. The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Board of Directors”, “Executive Officers”, “Code of Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission (“SEC”) no later than April 29, 2004.

ITEM 11:	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Executive Compensation” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 29, 2004.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 29, 2004.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 29, 2004.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the disclosure contained in the proposal entitled “Ratification of Selection of Independent Public Accountants” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 29, 2004.

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

We filed a Current Report on Form 8-K on October 3, 2003 announcing that we had commenced the offering of shares of our common stock, par value $0.001 per share, to unaffiliated institutional investors at a purchase price of $6.35 per share.

We furnished a Current Report on Form 8-K on November 4, 2003 announcing our financial results for the three months ended September 30, 2003.

We filed a Current Report on Form 8-K on November 14, 2003 announcing results of studies conducted by the Cleveland Clinic Brain Tumor Institute indicating that our lead oncology product candidate, AP23573, reduced by 40% the growth of brain tumor cells.

We filed a Current Report on Form 8-K on November 14, 2003 announcing that ARIAD will be included in the NASDAQ Biotechnology Index® (Nasdaq: NBI) effective with the market open on Monday, November 24, 2003.

We filed a Current Report on Form 8-K on November 19, 2003 announcing the first reported high-resolution structure of a small-molecule drug (our product candidate AP23464) bound to an important cancer-associated protein (kinase) target known as Src.

We filed a Current Report on Form 8-K on November 19, 2003 announcing results of studies demonstrating that AP23573, our lead oncology product candidate, previously shown to starve tumors by inhibition of the critical cell-signaling protein mTOR, also blocks the process that controls tumor blood supply.

We filed a Current Report on Form 8-K on December 3, 2003 announcing that we had entered into definitive agreements with institutional investors for the purchase of 1,175,375 shares of our common stock at a purchase price of $8.00 per share.

We filed a Current Report on Form 8-K on December 5, 2003 announcing that AP23464, our lead product candidate to treat certain forms of leukemia, is highly effective in blocking the growth of leukemia cells in patients who have become resistant to Gleevec™ (imatinib), today’s mainstay of leukemia treatment, as demonstrated in research conducted by a team headed by Brian Druker, M.D., at the Oregon Health & Sciences University Cancer Center.

We filed a Current Report on Form 8-K on December 22, 2003 announcing that we had filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to 7 million shares of our common stock, and that we had no immediate plans to offer or sell any shares of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 1st of March, 2004.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Harvey J. Berger, M.D.

Name:	Harvey J. Berger, M.D.
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Harvey J. Berger, M.D. Harvey J. Berger, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2004

/s/ Sandford D. Smith Sandford D. Smith	Vice Chairman of the Board of Directors	March 1, 2004

/s/ Edward M. Fitzgerald Edward M. Fitzgerald	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2004

/s/ Jay R. LaMarche Jay R. LaMarche	Director	March 1, 2004

/s/ Athanase Lavidas, Ph.D. Athanase Lavidas, Ph.D	Director	March 1, 2004

/s/ Frederick S. Schiff Frederick S. Schiff	Director	March 1, 2004

/s/ Burton E. Sobel, M.D. Burton E. Sobel, M.D.	Director	March 1, 2004

/s/ Mary C. Tanner Mary C. Tanner	Director	March 1, 2004

/s/ Elizabeth H.S. Wyatt Elizabeth H.S. Wyatt	Director	March 1, 2004

EXHIBIT INDEX

Exhibit No.	Title

3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Restated By-laws of the Company, as amended. (6)
3.3	Amendment of Certificate of Incorporation of the Company, dated April 8, 1994. (2)
3.4	Amendment of Certificate of Incorporation of the Company, dated October 4, 1994. (5)
3.5	Certificate of Designations in respect of Series A Preferred Stock of the Company dated June 19, 2000. (4)
4.1	Principal Stockholders’ Agreement, dated as of January 5, 1992, among ARIAD Pharmaceuticals, Inc., David Blech, David Blech as trustee of The Blech Family Trust, Mark S. Germain, Harvey J. Berger, Harvey J. Berger and Wendy S. Berger as Trustees of the Berger Family Trust, Avalon Ventures and Avalon Ventures IV. (1)
4.2	Rights Agreement, dated as of June 8, 2000, between the Company and State Street Bank and Trust Company, which includes the Form of Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right Certificates will not be mailed until after the Separation Date (as defined therein). (4)
10.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc. (1)
10.2+	Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (1)
10.3+	Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (1)
10.4+	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees, as amended. (5)
10.5+	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors. (1)
10.6+	ARIAD Retirement Savings Plan. (1)
10.7**	Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc. (7)
10.8+	Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (3)
10.9+	Amendment, dated March 2, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (3)
10.10+	Amendment No. 2, dated June 30, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (5)
10.11+	ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors. (5)
10.12+	Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (18)

10.13+	Amendment, dated January, 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (18)
10.14+	ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan. (18)
10.15+	Amendment to the 1991 Stock Option Plan for Employees and Consultants. (18)
10.16+	Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (18)
10.17+	ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan. (7)
10.18+	Amendment, dated November 10, 2000, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Jay R. LaMarche. (11)
10.19+	Executive Employment Agreement, dated January 24, 2001, between ARIAD Pharmaceuticals, Inc. and Fritz Casselman. (12)
10.20	Common Stock Purchase Agreement, dated as of June 27, 2000, by and between ARIAD Pharmaceuticals, Inc. and Acqua Wellington North American Equities Fund, Ltd. (8)
10.21	Common Stock Purchase Agreement, dated as of June 27, 2000, by and between ARIAD Pharmaceuticals, Inc. and the Purchaser named therein. (8)
10.22+	Executive Employment Agreement, dated May 1, 1992, Fourth Amendment to Employment Agreement dated June 8, 2000, Third Amendment to Employment Agreement dated January 1, 1999, and Amendments to Employment Agreements dated January 1, 1997 and March 2, 1994 between ARIAD Pharmaceuticals, Inc. and John Iuliucci, Ph.D. (9)
10.23+	Executive Employment Agreement, dated August 1, 1993, Third Amendment to Employment Agreement dated June 8, 2000, and Amendments to Employment Agreements dated January 1, 1997 and March 2, 1994 between ARIAD Pharmaceuticals, Inc. and David L. Berstein, J.D. (9)
10.24**	Restructuring Agreement, dated December 31, 1999, by and between Hoechst Marion Roussel (France) and ARIAD Pharmaceuticals, Inc. (**)(10)
10.25**	Restructuring Agreement, dated December 31, 1999, by and among Aventis Pharmaceuticals, Inc., the Hoechst-ARIAD Genomics Center, LLC and ARIAD Pharmaceuticals, Inc. (**)(10)
10.26+	Amendment, dated as of January 1, 2001, to Executive Employment Agreement with John Iuliucci, Ph.D. (12)
10.27+	Amendment, dated as of January 1, 2001, to Executive Employment Agreement with David Berstein, Esq. (12)
10.28+	ARIAD Pharmaceuticals, Inc. 2001 Stock Plan. (13)
10.29	Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Corporation. (14)
10.30	Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Gene Therapeutics, Inc. and ARIAD Corporation. (14)
10.31+	Executive Employment Agreement, dated as of March 4, 2002, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq. (14)
10.32	Stock Transfer Agreement between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto. (14)
10.33	Notice of Extension of Lease, dated October 2, 2001, from ARIAD Corporation to Forest City Commercial Group. (14)
10.34+	Executive Employment Agreement, dated May 6, 2002, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald. (15)
10.35+	ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended. (16)
10.36+	Promissory Note issued pursuant to Executive Employment Agreement, dated as of March 4, 1992, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq., dated as of July 24, 2002. (17)
10.37+	Executive Employment Agreement, dated June 8, 2000, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D.(19)
10.38+	Amendment to Employment Agreement, dated July 1, 2001, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D. (19)
10.39+	Amendment to Employment Agreement, dated July 12, 2002, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D. (19)
10.40+	Executive Employment Agreement, dated July 1, 2002, between ARIAD Pharmaceuticals, Inc. and Thomas A. Pearson. (19)
10.41	Agreement of Sublease, dated December 31, 1999, between ARIAD Corporation and Aventis Pharmaceuticals Inc. (19)
10.42	First Amendment to Sublease, dated July 26, 2002, between ARIAD Corporation and Aventis Pharmaceuticals Inc. (19)
10.43	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation ad ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (20)
10.44	Term Note, dated March 12, 2003, issued by ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to Citizens Bank of Massachusetts. (20)
10.45	Security Agreement — All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts. (20)
10.46	Security Agreement — All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts. (20)
10.47+	Security Agreement — All Assets, dated as of March 12, 2003, by and between ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (20)
10.48+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (20)
10.49+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq. (20)
10.50+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and David Berstein, Esq. (20)
10.51+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D. (20)
10.52+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald. (20)
10.53+	Amendment to Employee Agreement, dated September 2, 2003 between ARIAD Pharmaceuticals, Inc. and John D. Iuliucci, Ph.D. (20)
10.54+*	Executive Employee Agreement, dated December 10, 1998, and Amendments to Employee Agreement dated July 1, 2001, September 11, 2002, and September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Tomi K. Sawyer, Ph.D.

10.55+	Executive Employee Agreement, dated September 10, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri. (21)
10.56+	Non-qualified Stock Option Agreement, dated October 1, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri. (21)
10.57*	Amendment No. 1 to Credit Agreement, dated as of December 31, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts.
10.58*	First Amended and Restated Term Note, dated December 31, 2003 issued by ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to Citizens Bank of Massachusetts.
10.59*	Stock Issuance Agreement, dated January 13, 2004, between ARIAD Gene Therapeutics, Inc. and ARIAD Pharmaceuticals, Inc.
10.60*	Stock Transfer Agreement, dated January 17, 2004, between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto.
21.1	Subsidiaries of the Company. (3)
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer.
31.2*	Certification of the Chief Financial Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits:
(+)	Management Contract or Compensatory Plan or Arrangement.
(*)	Filed Herewith.
(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(1)	Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.
(2)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on April 15, 1994.
(3)	Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.
(4)	Incorporated by reference to Form 8-A of the Company filed with the Securities and Exchange Commission on June 19, 2000.
(5)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.
(6)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-3 of the Company (No. 333-38664) filed with the Securities and Exchange Commission on June 23, 2000.
(7)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 10, 1998.
(8)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on July 7, 2000.

(9)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 10, 2000.
(10)	Incorporated by reference to Form 8-K of the Company, dated December 31, 1999 and filed with the Securities and Exchange Commission on January 18, 2000.
(11)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 29, 2001.
(12)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 14, 2001.
(13)	Incorporated herein by reference to Form S-8 of the Company (No. 333-63706) filed with the Securities and Exchange Commission on June 22, 2001.
(14)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.
(15)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2002.
(16)	Incorporated by reference to Registration Statement on Form S-8 of the Company (No. 333-90480) filed with the Securities and Exchange Commission on June 14, 2002.
(17)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on July 31, 2002.
(18)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 12, 1997.
(19)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in March 14, 2003.
(20)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in May 13, 2003.
(21)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission in November 4, 2003.