Form 10-Q
period 2004-03-31
ARIAD PHARMACEUTICALS INC
filed 2004-05-06
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Yes |X|   No |_|

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|   No |_|

The number of shares of the Registrant’s common stock outstanding as of April 12, 2004 was 52,301,105.

ARIAD PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share and per share data	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$85,194	$51,674
Marketable securities	17,060	15,066
Inventory and other current assets	1,013	534

Total current assets	103,267	67,274

Property and equipment:
Leasehold improvements	12,690	12,690
Equipment and furniture	5,947	5,927

Total	18,637	18,617
Less accumulated depreciation and amortization	(17,801)	(17,690)

Property and equipment, net	836	927

Intangible and other assets, net	6,075	6,083

Total assets	$110,178	$74,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	1,624	754
Accrued compensation and benefits	313	466
Accrued product development expenses	1,420	880
Other accrued expenses	952	1,045
Deferred revenue - current portion	732	742

Total current liabilities	6,841	5,687

Long-term debt	6,125	6,575

Deferred revenue	412	591

Deferred executive compensation	2,136	2,105

Stockholders’ equity:
Common stock, $.001 par value; authorized, 60,000,000 shares;
issued and outstanding, 52,301,105 shares in 2004 and
46,817,032 shares in 2003	52	47
Additional paid-in capital	257,878	213,343
Deferred compensation	(990)	(22)
Accumulated other comprehensive income	2	1
Accumulated deficit	(162,278)	(156,043)

Total stockholders’ equity	94,664	59,326

Total liabilities and stockholders’ equity	$110,178	$74,284

See notes to unaudited condensed consolidated financial statements. 1

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands, except share and per share data	Three Months Ended March 31,
	2004	2003

License revenue	$190	$126

Operating expenses:
Research and development	4,333	4,541
General and administrative	2,218	885

Total operating expenses	6,551	5,426

Loss from operations	(6,361)	(5,300)

Other income (expense):
Interest income	192	59
Interest expense	(66)	(71)

Total other income (expense)	126	(12)

Net loss	$(6,235)	$(5,312)

Net loss per common share (basic and diluted)	$(.13)	$(.15)

Weighted average number of shares of common stock outstanding	47,540,854	34,849,405

See notes to unaudited condensed consolidated financial statements. 2

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In thousands	2004	2003
Cash flows from operating activities:
Net loss	$(6,235)	$(5,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	749
Executive compensation expense	344	76
Stock-based compensation	352	(3)
Increase (decrease) from:
Inventory and other current assets	(478)	(142)
Other assets	12	4
Accounts payable	870	(358)
Accrued compensation and benefits	(153)	(144)
Accrued product development expenses	540	(327)
Other accrued expenses	(92)	(1,080)
Deferred revenue	(190)	924
Deferred executive compensation	(191)	(1)

Net cash used in operating activities	(4,984)	(5,614)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	(14,030)
Purchases of marketable securities	12,084
Investment in property and equipment	(20)	(234)
Acquisition of intangible assets	(300)	(226)

Net cash used in investing activities	(2,266)	(460)

Cash flows from financing activities:
Proceeds from long-term debt borrowings		7,500
Repayment of borrowings	(450)	(6,915)
Proceeds from issuance of common stock, net of issuance costs	40,001
Proceeds from issuance of stock pursuant to stock option and
purchase plans	1,219	53

Net cash provided by financing activities	40,770	638

Net increase (decrease) in cash and equivalents	33,520	(5,436)
Cash and equivalents, beginning of period	51,674	26,850

Cash and equivalents, end of period	$85,194	$21,414

See notes to unaudited condensed consolidated financial statements. 3

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three-month periods ended March 31, 2004 and 2003 and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001.

2.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At March 31, 2004, all of the Company’s marketable securities consisted of United States agency securities.

At March 31, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $17.1 million. Gross unrealized gains and losses were $3,000 and $1,000, respectively, at March 31, 2004.

At December 31, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $15.1 million. Gross unrealized gains and losses were $1,000 and $0, respectively, at December 31, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the three months ended March 31, 2004. Changes in market values resulted in an increase in net unrealized gains of $1,000 for the three-month period ended March 31, 2004.

3.	Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at March 31, 2004 and December 31, 2003:

In thousands	2004	2003

Capitalized patent and license costs	$8,423	$8,122
Less accumulated amortization	(3,542)	(3,369)

	4,881	4,753
Unvested executive deferred compensation (Note 5)	1,129	1,251
Other	65	79

	$6,075	$6,083

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. Amoritization expense amounted to $173,000 and $181,000 in the three months ended March 31, 2004 and 2003, respectively. In addition, capitalized patent and license costs are expensed when it is determined that such technology will not be pursued. The Company expensed $2,000 and $434,000 in the three months ended March 31, 2004 and 2003, respectively, in accordance with this policy.

4.	Long-Term Debt

Long-term debt was comprised of the following at March 31, 2004 and December 31, 2003:

In thousands	2004	2003

Bank term note at prime rate or LIBOR +2%
(average of 3.19% at March 31, 2004)	$7,925	$8,375

Less current portion	(1,800)	(1,800)

Long-term debt	$6,125	$6,575

The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. This loan is payable in monthly installments of $150,000, plus interest, with a balloon payment of $2.7 million in March 2007. The loan requires the Company to maintain a minimum of $12.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.

The aggregate future principal payments of the above debt agreement are $1.35 million for the remainder of 2004, $1.8 million in each of 2005 and 2006, and $2.975 million in 2007.

5.	Executive Compensation Plan

Under the Company’s executive compensation plan, participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years. When the Company awards grants under the plan to participants, the Company records an asset and a liability equal to the fair value of the unvested grant at that date. The asset is amortized over the vesting period of four years. The liability is adjusted quarterly to reflect changes in the fair value of the underlying mutual funds, with a charge or credit included in the determination of net income or loss, as well as any payments made under the plan. Total expense related to the executive compensation plan amounted to $153,000 and $76,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

6.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the periods ended March 31, 2004 and March 31, 2003, options to purchase 5,565,432 and 5,532,659 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7.	Common Stock — Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering up to 7,000,000 shares of its common stock. The filing was declared effective on January 9, 2004. On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million. Upon completion of the sale, the Company has 1,940,000 shares available for issuance under the shelf registration.

Lehman Brothers served as lead underwriter in the above noted public offering for which they received $1,399,090 in underwriting discounts and commissions. The spouse of Mary C. Tanner, one of our Directors, is a vice chairman of Lehman Brothers.

8.	Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months Ended March 31,
In thousands (except per share data)	2004	2003
Net loss, as reported	$(6,235)	$(5,312)
Effect of stock options if valued at fair value	(1,005)	(1,042)

Pro forma net loss	$(7,240)	$(6,354)

Net loss per share, as reported	$(.13)	$(.15)
Effect of stock options if valued at fair market	(.02)	(.03)

Pro forma net loss per share	$(.15)	$(.18)

The above disclosure, required by Statement of Financial Accounting Standard (“SFAS”) No. 123, includes only the effect of grants made subsequent to January 1, 1996. For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included a risk-free interest rate of 3.1% for both 2004 and 2003, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for 2004, and 113% for 2003. Using this model, the weighted average fair value per option for all options granted to employees in 2004 and 2003 was $8.25 and $1.14, respectively.

9.	Minority Interest in Subsidiary

At December 31, 2003, the Company’s subsidiary, ARIAD Gene Therapeutics, Inc. (“AGTI”), had 5,195,779 shares of its common stock outstanding. Of this amount, the Company owned 4,157,143 shares or 80%, which allows it to consolidate for tax purposes the results of operations of AGTI with those of the Company. On January 17, 2004, stock options for a total of 87,428 shares of AGTI common stock held by minority interest holders were exercised prior to their expiration on that date. In order to maintain its 80% ownership interest in AGTI, the Company acquired an additional 351,909 shares of AGTI common stock on January 13, 2004. The purchase price of such shares was approximately $8.8 million, effected through the reduction of intercompany debt representing the estimated fair value of such shares, subject to adjustment in certain circumstances.

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

Overview

We are engaged in the discovery and development of breakthrough medicines to treat cancer by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. We are developing a comprehensive approach to treating patients with aggressive and advanced-stage disease for whom current therapies are inadequate. We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for use in cell biology, functional genomics, proteomics and drug discovery research and useful in regulated protein and cell therapy. Additionally, we have an exclusive license to pioneering technology and patents related to the discovery, development, and use of drugs to regulate NF-kB cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”). Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, clinical trials, and product manufacturing. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2004, we had an accumulated deficit of $162.3 million and cash, cash equivalents and marketable securities of $102.3 million and working capital of $96.4 million.

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

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have most recently relied primarily on the capital markets as our source of funding. We also utilize long-term debt to supplement our funding, particularly as a means to fund investments in property and equipment and infrastructure needs. In addition, we may seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. At this point in time, we have not provided any rights to any outside parties for the commercialization or marketing of our product candidates. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of stock-based compensation to consultants, deferred compensation benefits for executives and key employees, and the carrying value of intangible assets.

In determining expense related to stock-based compensation to consultants and the executive deferred compensation plan, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations. If, for example, the price and volatility of our common stock were 10% greater as of March 31, 2004, we would have recognized an increase of $17,000 in stock-based compensation to consultants for the three months ended March 31, 2004. Similarly, if the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at March 31, 2004, we would have recognized an additional $204,000 in compensation expense for the three months ended March 31, 2004.

At March 31, 2004, we reported $4.9 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statement of operations. For example, for the three months ended March 31, 2004 and 2003, we expensed $2,000 and $434,000, respectively, of unamortized costs related to certain intangible assets which we are not actively developing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because they are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Revenue

We recognized revenue of $190,000 for the quarter ended March 31, 2004 compared to $126,000 for the corresponding period in 2003. The increase in revenue is due to license agreements into which we have entered with GPC Biotech AG in the first quarter of 2003 and ALTANA Pharma AG in the second quarter of 2003 related to our ARGENT cell-signaling regulation technology.

Operating Expenses

Research and development expenses decreased by 5% to $4.3 million for the quarter ended March 31, 2004 compared to $4.5 million for the corresponding period in 2003. The largest component of our research and development expenses is direct external costs associated with our product development programs. These expenses increased by $666,000 in the quarter ended March 31, 2004 as compared to the corresponding period in 2003. Such expenses for our lead product candidate, AP23573, increased as a result of enrollment in clinical trials and manufacturing costs to support the trials, as well as product and process development work to advance the product towards commercialization. Direct external expenses for the AP23464 program also increased as we expanded toxicology and pharmacology studies for this product candidate necessary to support commencement of clinical trials.

The increased direct external expenses of our product development programs were more than offset by decreases in costs due to write-offs taken in the quarter ended March 31, 2003 of capitalized license and patent costs ($434,000), termination or buy-out of equipment leases in 2003 ($229,000), savings realized in maintenance, taxes and utilities related to our lab and office facility ($190,000) and the impact of fewer employees ($242,000), reduced in part by salary adjustments and other miscellaneous increases in research and development costs.

General and administrative expenses increased by 150% to $2.2 million for the quarter ended March 31, 2004, compared to $885,000 for the corresponding period in 2003. Professional fees increased by $808,000 to $954,000 for the quarter ended March 31, 2004 as compared to $146,000 for the corresponding period in 2003 due primarily to costs related to our patent infringement litigation with Eli Lilly and Company (“Lilly”). The increase in general and administrative expenses was also due to the awarding in January 2004 of restricted stock grants, in lieu of stock options, to our Chief Executive Officer and each of the other members of our Board of Directors. The value of these awards will be amortized to expense throughout 2004. In the quarter ended March 31, 2004, we recorded an expense of $324,000 related to these awards. Other increases in general and administrative expenses included salary adjustments and consulting fees related to business development and other corporate initiatives.

We expect that our operating expenses will increase over the next twelve months due to the advancement of our lead product candidates in and into clinical trials. The continued advancement of these product candidates will require expenditure of funds to support pre-clinical pharmacology and toxicology studies, product development and manufacturing, and related activities. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including pre-clinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and our ability to raise funding through partnerships, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased by $133,000 to $192,000 for the quarter ended March 31, 2004 compared to $59,000 for the corresponding period in 2003, primarily as a result of higher level of funds invested during the first quarter of 2004.

Interest expense decreased to $66,000 for the quarter ended March 31, 2004 from $71,000 for the corresponding period in 2003. The decrease resulted primarily from lower interest rates offset by a higher level of long-term debt outstanding during the first quarter of 2004.

Operating Results

We reported a loss from operations of $6.4 million for the quarter ended March 31, 2004 compared to a loss from operations of $5.3 million for the corresponding period in 2003, an increase in loss of $1.1 million, or 20%. We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $6.2 million for the quarter ended March 31, 2004 compared to a net loss of $5.3 million for the corresponding period in 2003, an increase in net loss of $923,000 or 17%, and a net loss per share of $.13 and $.15 (basic and diluted), respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through registered direct and public offerings of our equity securities and through research revenue and other transactions resulting from our collaboration with Aventis from 1995 to 1999, including the sale of our 50% interest in the Genomics Center in December 1999. In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, certain licensing transactions, interest income, and other sources.

Sources of Funds

During the quarter ended March 31, 2004, we realized net cash from financing activities of $40.8 million. This was primarily the result of the completion of an underwritten public offering on March 29, 2004 under which we sold 5,060,000 shares of our common stock at $8.50 per share for net proceeds of $40.0 million. In addition, we realized $1.2 million during the quarter from the issuance of common stock pursuant to our stock option and employee stock purchase plans. We used $450,000 of our available funds during the quarter to repay a portion of our term loan in accordance with the repayment terms of such loan.

As of March 31, 2004, we had 1,940,000 shares of our common stock available for sale at our discretion under a shelf registration statement declared effective by the SEC on January 9, 2004.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to invest in intellectual property and to purchase equipment as needed for our business. Our uses of cash were as follows:

	Three Months Ended March 31,
In thousands	2004	2003
Net cash used in operating activities	$4,984	$5,614
Investment in intangible assets	300	226
Purchase of equipment	20	234

	$5,304	$6,074

The net cash used in operating activities is comprised of our net losses and working capital requirements. As noted above, our net loss for the quarter ended March 31, 2004 increased as compared to the corresponding period in 2003 due to the costs of advancing our product candidates through preclinical and clinical phases of development and the costs related to our litigation with Lilly, offset in part by certain non-recurring costs in 2003 and savings in other operating expenses. However, as a result of increases in our accounts payable and accrued expenses from December 31, 2003 to March 31, 2004, our net cash used in operations decreased by $630,000 for the quarter ended March 31, 2004 compared with the corresponding quarter of 2003. Also, as noted above, we expect that our loss from operations will increase throughout 2004 and into 2005 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, and our capital expenditures will also increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2004:

In thousands		Payments Due By Period

Contractual Obligations	Total	In 2004	2005 through 2007	2008 through 2009	After 2009

Long-term debt	$7,925	$1,350	$6,575	$--	$--

Operating leases	1,768	347	1,421	--	--

Other long-term obligations *	9,402	2,548	6,259	230	365

Total fixed contractual
obligations	$19,095	$4,245	$14,255	$230	$365

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

Liquidity

At March 31, 2004, we had cash, cash equivalents and marketable securities totaling $102.3 million and working capital of $96.4 million compared to cash, cash equivalents and marketable securities totaling $66.7 million and working capital of $61.6 million at December 31, 2003.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, or (3) license our cell-signaling technologies, including our NF-kB intellectual property portfolio. We have available 1,940,000 million shares of our common stock under a currently effective shelf registration which may be used to raise capital. However, adequate funding may not be available when needed or on terms acceptable to us.

Based on our current operating plans, we believe that our current available funds will be adequate to satisfy our capital and operating requirements through 2006. However, there can be no assurance that changes in our research and development plans, litigation or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties regarding our ability to succeed in developing marketable drugs or generating product revenues, our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the success of our preclinical studies, our ability to commence clinical studies, the adequacy of our capital resources and the availability of additional funding, as well as general economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, and other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at March 31, 2004, because our available funds are invested solely in short-term securities with maturities of nine months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of March 31, 2004, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $204,000 of additional (less) compensation expense.

At March 31, 2004, we have a $7.9 million bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (40.0 basis points), we would incur approximately $28,000 of additional interest expense per year based on expected balances over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

NF-(kappa)B Patent Infringement Litigation

On June 25, 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims of the Plaintiffs’ U.S. patent covering methods of treating human disease by regulating NF-(kappa)B cell-signaling activity (the “NF-(kappa)B ’516 Claims”) through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On August 26, 2002, Lilly filed a motion to dismiss or, alternatively, for summary judgment challenging the validity of the NF-(kappa)B ’516 Claims. The Plaintiffs filed a response to this motion on October 17, 2002 and Lilly filed a reply on November 17, 2002. Oral argument on this motion was heard in the U.S. District Court on November 21, 2002. On May 12, 2003, the U.S. District Court issued a Memorandum of Decision and Order denying the motion.

Lilly’s Answer to Plaintiffs’ Complaint and Counterclaims was filed with the U.S. District Court on May 27, 2003. On June 19, 2003, the Plaintiffs’ Answer to Lilly’s Answer and Counterclaims was filed and a trial scheduling conference pursuant to Rule 16(b) of the Federal Rules of Civil Procedure occurred in order for the case to proceed to the discovery phase leading to trial.

On August 13, 2003, the U.S. District Court denied a motion filed by Lilly on June 17, 2003 to disqualify the Plaintiffs’ counsel from representing them with respect to the Plaintiffs’ NF-(kappa)B patent portfolio.

Oral argument on patent claim construction was heard in the U.S. District Court on January 13, 2004. On March 3, 2004, a Memorandum Decision and Order was issued by the U.S. District Court which defined certain patent claims.

The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

13

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed or furnished nine Current Reports on Form 8-K during the quarter ended March 31, 2004.

The Form 8-K furnished on February 3, 2004 announced the Company’s financial results for the three months, and for the year ended December 31, 2003.

The Form 8-K filed on February 24, 2004 reported that the Company announced the results of studies supporting the expansion of the potential clinical indicators for AP23464, the Company’s product candidate to include specific difficult-to-treat solid tumors.

The Form 8-K filed on February 27, 2004 reported that the Company would provide a live webcast of its corporate presentation at the Seventh Annual Lehman Global Health Care Conference on Friday, March 5, 2004 at 11:15 a.m.

The Form 8-K filed on March 3, 2004 reported that the Company announced it will provide a live webcast of its corporate presentation at the Third Annual JMP Securities Research conference on Wednesday, March 10, 2004 at 2:50 p.m. (ET).

The Form 8-K filed on March 15, 2004 announced that the Company filed a prospectus supplement with the Securities and Exchange Commission related to an underwritten public offering of 6,000,000 shares of common stock under an existing shelf registration.

The Form 8-K filed on March 24, 2004 reported that the Company announced it had priced an underwritten public offering of 4,400,000 shares of its common stock at a price of $8.50 per share.

The Form 8-K filed on March 29, 2004 reported that the Company announced the results of preclinical studies in blocking the growth of leukemia cells that harbor any of 30 different mutations in the Abl protein that confer resistance to Gleevec™ in AP23464.

The Form 8-K filed on March 29, 2004, reported that the Company announced the completion of its previously announced underwritten public offering of 4,400,000 shares of its common stock and the sale of an additional 660,000 shares of its common stock pursuant to the exercise of the entire over-allotment option by the underwriters.

The Form 8-K filed on March 30, 2004 reported that the Company announced the results of preclinical studies of its lead mTOR inhibitor AP23573.

ARIAD and the ARIAD logo are our registered trademarks and ARGENT is our trademark. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Quarterly Report on Form 10-Q. We include our website address herein only as an inactive textual reference and do not intend it to be an active link to our website.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc. (Registrant)

	By:	/s/ Harvey J. Berger, M.D. ——————————— Harvey J. Berger, M.D. Chairman and Chief Executive Officer

Date: May 6, 2004	By:	/s/ Edward M. Fitzgerald ——————————— Edward M. Fitzgerald Senior Vice President and Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer)

15

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

16