Form 10-Q
period 2004-06-30
ARIAD PHARMACEUTICALS INC
filed 2004-08-04
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Yes  |X|    No   |_|

The number of shares of the Registrant’s common stock outstanding as of July 29, 2004 was 52,479,741.

ARIAD PHARMACEUTICALS, INC.

PART I.       FINANCIAL INFORMATION

ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$77,780	$51,674
Marketable securities	17,035	15,066
Inventory and other current assets	1,151	534

Total current assets	95,966	67,274

Property and equipment:
Leasehold improvements	12,693	12,690
Equipment and furniture	5,732	5,927

Total	18,425	18,617
Less accumulated depreciation and amortization	(17,650)	(17,690)

Property and equipment, net	775	927

Intangible and other assets, net	5,841	6,083

Total assets	$102,582	$74,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	1,523	754
Accrued compensation and benefits	466	466
Accrued product development expenses	2,381	880
Other accrued expenses	900	1,045
Deferred revenue – current portion	656	742

Total current liabilities	7,726	5,687

Long-term debt	5,675	6,575

Deferred revenue	674	591

Deferred executive compensation	2,125	2,105

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares in 2004 and 60,000,000 shares in 2003; issued and outstanding, 52,470,544 shares in 2004 and 46,817,032 shares in 2003	52	47
Additional paid-in capital	258,577	213,343
Deferred compensation	(655)	(22)
Accumulated other comprehensive (loss) income	(69)	1
Accumulated deficit	(171,523)	(156,043)

Total stockholders’ equity	86,382	59,326

Total liabilities and stockholders’ equity	$102,582	$74,284

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

License revenue	$188	$153	$378	$279

Operating expenses:
Research and development	7,102	3,206	11,435	7,747
General and administrative	2,565	1,237	4,783	2,122

Total operating expenses	9,667	4,443	16,218	9,869

Loss from operations	(9,479)	(4,290)	(15,840)	(9,590)

Other income (expense):
Interest income	305	62	497	121
Interest expense	(71)	(76)	(137)	(147)

Total other income (expense)	234	(14)	360	(26)

Net loss	$(9,245)	$(4,304)	$(15,480)	$(9,616)

Net loss per common share (basic and diluted)	$(.18)	$(.12)	$(.31)	$(.27)

Weighted average number of shares of common stock outstanding	52,416,929	36,769,778	49,978,892	35,814,896

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

In thousands	2004	2003

Cash flows from operating activities:
Net loss	$(15,480)	$(9,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	1,056
Executive compensation expense	253	141
Stock-based compensation	667	20
Increase (decrease) from:
Inventory and other current assets	(616)	(221)
Other assets	22	55
Accounts payable	769	(983)
Accrued compensation and benefits		(67)
Accrued product development expenses	1,501	(515)
Other accrued expenses	(145)	(525)
Deferred revenue	(3)	1,331

Net cash used in operating activities	(12,534)	(9,324)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	15,084
Purchases of marketable securities	(17,028)	(17,283)
Purchase of property and equipment	(63)	(287)
Investment in intangible assets	(391)	(322)

Net cash used in investing activities	(2,398)	(17,892)

Cash flows from financing activities:
Proceeds from long-term debt borrowings		7,500
Repayment of borrowings	(900)	(7,290)
Proceeds from issuance of common stock, net of issuance costs	40,001	9,338
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,939	132

Net cash provided by financing activities	41,040	9,680

Net increase (decrease) in cash and cash equivalents	26,106	(17,536)
Cash and cash equivalents, beginning of period	51,674	26,850

Cash and cash equivalents, end of period	$77,780	$9,314

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003.  The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001.

2.     Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At June 30, 2004, all of the Company’s marketable securities consisted of United States agency securities.

At June 30, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $17.1 million.  Gross unrealized gains and losses were $0 and $69,000, respectively, at June 30, 2004.

At December 31, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $15.1 million.  Gross unrealized gains and losses were $1,000 and $0, respectively, at December 31, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method.  Realized gains and losses on sales of marketable securities were not material during the six months ended June 30, 2004.  Changes in market values resulted in an increase in net unrealized loss of $69,000 for the six-month period ended June 30, 2004.

3.     Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at June 30, 2004 and December 31, 2003:

In thousands	2004	2003

Capitalized patent and license costs	$8,428	$8,122
Less accumulated amortization	(3,664)	(3,369)

	4,767	4,753
Unvested executive deferred compensation (Note 5)	1,018	1,251
Other	56	79

	$5,841	$6,083

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized.  Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.  Capitalized license fees are amortized over the period to which they relate.  Amortization expense amounted to $345,000 and $340,000 for the six months ended June 30, 2004 and 2003, respectively.  In addition, capitalized patent and license costs are expensed when it is determined that such technology will not be pursued.  The Company expensed $30,000 and $50,000 for the three months ended June 30, 2004 and 2003, respectively and $32,000 and $484,000 for the six months ended June 30, 2004 and 2003, respectively, in accordance with this policy.

4.     Long-Term Debt

Long-term debt was comprised of the following at June 30, 2004 and December 31, 2003:

In thousands	2004	2003

Bank term note at prime rate or LIBOR +2% (average of 3.45% at June 30, 2004)	$7,475	$8,375

Less current portion	(1,800)	(1,800)

Long-term debt	$5,675	$6,575

The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  This loan is payable in monthly installments of $150,000, plus interest, with a balloon payment of $2.7 million in March 2007.  The loan requires the Company to maintain a minimum of $12.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets and dividends, distributions or repurchases of common stock.

The aggregate future principal payments of the above debt agreement are $900,000 for the remainder of 2004, $1.8 million in each of 2005 and 2006, and $2.975 million in 2007.

5.     Executive Compensation Plan

Under the Company’s executive compensation plan, participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vest equally over four years.  When the Company awards grants under the plan to participants, the Company records an asset and a liability equal to the fair value of the unvested grant at that date.  The asset is amortized over the vesting period of four years.  The liability is adjusted quarterly to reflect changes in the fair value of the underlying mutual funds, with a charge or credit included in the determination of net income or loss, as well as any payments made under the plan.  Total expense related to the executive compensation plan amounted to $253,000 and $141,000 for the six months ended June 30, 2004 and 2003, respectively.

6.     Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic per share amounts are the same.  For the six months ended June 30, 2004 and June 30, 2003, options to purchase 5,539,508 and 5,343,321 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7.     Common Stock – Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering 7,000,000 shares of its common stock.  The filing was declared effective on January 9, 2004.  On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million.  At June 30, 2004, the Company has 1,940,000 shares that remain available for issuance under the shelf registration.

Lehman Brothers served as lead underwriter in the above noted public offering for which they received $1,399,090 in underwriting discounts and commissions.  The spouse of one of our Directors is a vice chairman of Lehman Brothers.

8.     Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees.  On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands (except per share data)	2004	2003	2004	2003

Net loss, as reported	$(9,245)	$(4,304)	$(15,480)	$(9,616)
Effect of stock options if valued at fair value	(1,097)	(623)	(2,102)	(1,665)

Pro forma net loss	$(10,342)	$(4,927)	$(17,582)	$(11,281)

Net loss per share, as reported	$(.18)	$(.12)	$(.31)	$(.27)
Effect of stock options if valued at fair value	(.02)	(.02)	(.04)	(.04)

Pro forma net loss per share	$(.20)	$(.14)	$(.35)	$(.31)

The above disclosure, required by Statement of Financial Accounting Standard (“SFAS”) No. 123, includes only the effect of grants made subsequent to January 1, 1996.  For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model.  Key assumptions used to apply this pricing model included a risk-free interest rate of 4.1% for 2004, and 2.6% for 2003, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for both 2004 and 2003.  Using this model, the weighted average fair value per option for all options granted to employees in 2004 and 2003 was $7.47 and $1.14, respectively.

9.     Minority Interest in Subsidiary

At December 31, 2003, the Company’s subsidiary, ARIAD Gene Therapeutics, Inc. (“AGTI”), had 5,195,779 shares of its common stock outstanding. Of this amount, the Company owned 4,157,143 shares or 80%, which allows it to consolidate for tax purposes the results of operations of AGTI with those of the Company.  On January 17, 2004, stock options for a total of 87,428 shares of AGTI common stock held by minority interest holders were exercised prior to their expiration on that date.  In order to maintain its 80% ownership interest in AGTI, the Company acquired an additional 351,909 shares of AGTI common stock on January 13, 2004.  The purchase price of such shares was approximately $8.8 million, effected through the reduction of intercompany debt, representing the estimated fair value of such shares, and is subject to adjustment in certain circumstances.

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

Overview

We are engaged in the discovery and development of breakthrough medicines to treat cancer by regulating cell signaling with small molecules.  Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways.  We are developing a comprehensive approach to treating patients with aggressive and advanced-stage disease for whom current therapies are inadequate.  We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for use in cell biology, functional genomics, proteomics and drug discovery research and useful in regulated protein and cell therapy.  Additionally, we have an exclusive license to pioneering technology and patents related to the discovery, development, and use of drugs to regulate NF-(kappa)B cell-signaling activity, which can be used to treat medically important disorders, including inflammation, sepsis, cancer and osteoporosis.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”).  Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC (“Genomics Center”) to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  As of June 30, 2004, we had an accumulated deficit of $171.5 million and cash, cash equivalents and marketable securities of $94.8 million and working capital of $88.2 million.

Our operating losses are primarily due to the costs associated with our pharmaceutical product development programs, personnel and our intellectual property. As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support.  These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors.  Costs associated with our intellectual property include legal fees and other costs to prosecute, maintain, protect and enforce our intellectual property, which can fluctuate from quarter to quarter depending on the status of patent issues being pursued.

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

In determining expense related to stock-based compensation to consultants and the executive deferred compensation plan, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract.  Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations.  If, for example, the price and volatility of our common stock were 10% greater as of June 30, 2004, we would have recognized an increase of $10,000 in stock-based compensation to consultants for the six months ended June 30, 2004.  Similarly, if the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at June 30, 2004, we would have recognized an additional $178,000 in compensation expense for the six months ended June 30, 2004.

At June 30, 2004, we reported $4.8 million of intangible assets consisting of costs related primarily to purchased patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statement of operations.  For example, for the six months ended June 30, 2004 and 2003, we expensed $32,000 and $484,000, respectively, of unamortized costs related to certain intangible assets which we are not actively developing any longer.  We have concluded that the carrying value of our remaining intangible assets is not currently impaired because they are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Revenue

We recognized revenue of $188,000 for the quarter ended June 30, 2004 compared to $153,000 for the corresponding period in 2003.  The increase in revenue is due to license agreements into which we entered in the first and second quarters of 2003 related to our ARGENT cell-signaling regulation technology.

Operating Expenses

Research and development expenses increased to $7.1 million for the quarter ended June 30, 2004 compared to $3.2 million for the corresponding period in 2003, an increase of $3.9 million or 122%.  The largest component of our research and development expenses is direct external costs associated with our product development programs.  These expenses increased by $3.4 million in the quarter ended June 30, 2004 as compared to the corresponding period in 2003.  Such expenses for our lead product candidate, AP23573, increased as a result of enrollment in clinical trials and manufacturing costs to support the trials, as well as product and process development work to advance the product towards commercialization.  Direct external expenses for our pre-clinical programs also increased due to the conduct of toxicology and pharmacology studies.

Research and development expenses also increased due to higher personnel and related costs ($320,000), as a result of an increase in the number of personnel and salary adjustments, and equipment maintenance and repair costs ($94,000) necessary to maintain operating equipment in good working condition.

General and administrative expenses increased to $2.6 million for the quarter ended June 30, 2004, compared to $1.2 million for the corresponding period in 2003, an increase of 1.4 million or 107%.  Professional fees increased by $881,000 to $1.3 million for the quarter ended June 30, 2004 as compared to $361,000 for the corresponding period in 2003 due primarily to costs related to our patent infringement litigation with Eli Lilly and Company (“Lilly”).  The increase in general and administrative expenses was also due to the awarding in January 2004 of restricted stock grants, in lieu of stock options, to our Chief Executive Officer and each of the other members of our Board of Directors.  The value of these awards is being amortized to expense throughout 2004. In the quarter ended June 30, 2004, we recorded an expense of $324,000 related to these awards.  Other increases in general and administrative expenses included salary adjustments, consulting fees related to business development and other corporate initiatives and miscellaneous increases in insurance, stock registration and travel expenses.

We expect that our operating expenses will increase over the next twelve months due to the expansion of clinical trials and related product development and manufacturing costs for our lead product candidate, AP23573, and the continued development of our pre-clinical product candidates, including the conduct of pharmacology and toxicology studies.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including pre-clinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and our ability to raise funding through equity offerings, partnerships, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased by $243,000 to $305,000 for the quarter ended June 30, 2004 compared to $62,000 for the corresponding period in 2003, primarily as a result of a higher level of funds invested during the second quarter of 2004.

Interest expense decreased to $71,000 for the quarter ended June 30, 2004 from $76,000 for the corresponding period in 2003.  The decrease resulted primarily from lower loan balances during the second quarter of 2004.

Operating Results

We reported a loss from operations of $9.5 million for the quarter ended June 30, 2004 compared to a loss from operations of $4.3 million for the corresponding period in 2003, an increase in loss of $5.2 million, or 121%.  We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $9.2 million for the quarter ended June 30, 2004 compared to a net loss of $4.3 million for the corresponding period in 2003, an increase in net loss of $4.9 million or 115%, and a net loss per share of $.18 and $.12 (basic and diluted), respectively.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Revenue

We recognized revenue of $378,000 for the six month ended June 30, 2004 compared to $279,000 for the corresponding period in 2003.  The increase in revenue is due to license agreements into which we entered with in the first and second quarters of 2003 related to our ARGENT cell-signaling regulation technology.

Operating Expenses

Research and development expenses increased to $11.4 million for the six months ended June 30, 2004 compared to $7.7 million for the corresponding period in 2003, an increase of $3.7 million or 48%. Direct external costs associated with our product development programs increased by $4.1 million for the six months ended June 30, 2004 as compared to the corresponding period in 2003.  Such expenses for our lead product candidate, AP23573, increased as a result of enrollment in clinical trials and manufacturing costs to support the trials, as well as product and process development work to advance the product towards commercialization.  Direct external expenses for our pre-clinical programs also increased due to the conduct of toxicology and pharmacology studies.

The increased direct external expenses of our product development programs were offset in part by decreases in costs due to write-offs taken in 2003 of capitalized license and patent costs ($452,000), termination or buy-out of equipment leases in 2003 ($229,000), and savings realized in maintenance, taxes and utilities related to our lab and office facility ($217,000), reduced in part by other miscellaneous increases in research and development expenses.

General and administrative expenses increased to $4.8 million for the six months ended June 30, 2004, compared to $2.1 million for the corresponding period in 2003, an increase of $2.7 million or 125%.  Professional fees increased by $1.7 million to $2.2 million for the six months ended June 30, 2004 as compared to $508,000 for the corresponding period in 2003 due primarily to costs related to our patent infringement litigation with Lilly.  The increase in general and administrative expenses was also due to the awarding in January 2004 of restricted stock grants, in lieu of stock options, to our Chief Executive Officer and each of the other members of our Board of Directors.  The value of these awards is being amortized to expense throughout 2004. In the six months ended June 30, 2004, we recorded an expense of $648,000 related to these awards.  Other increases in general and administrative expenses included salary adjustments, consulting fees related to business development and other corporate initiatives and miscellaneous increases in insurance, stock registration and travel expenses.

Interest Income/Expense

Interest income increased by $376,000 to $497,000 for the six months ended June 30, 2004 compared to $121,000 for the corresponding period in 2003, primarily as a result of a higher level of funds invested during the second quarter of 2004.

Interest expense decreased to $137,000 for the six months ended June 30, 2004 from $147,000 for the corresponding period in 2003.  The decrease resulted primarily from lower loan balances during the six months ended June 30, 2004.

Operating Results

We reported a loss from operations of $15.8 million for the six months ended June 30, 2004 compared to a loss from operations of $9.6 million for the corresponding period in 2003, an increase in loss of $6.2 million, or 65%.  We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $15.5 million for the six months ended June 30, 2004 compared to a net loss of $9.6 million for the corresponding period in 2003, an increase in net loss of $5.9 million or 61%, and a net loss per share of $.31 and $.27 (basic and diluted), respectively.

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

Sources of Funds

During the six months ended June 30, 2004, we realized net cash from financing activities of $41.0 million.  This was primarily the result of the completion of an underwritten public offering on March 29, 2004 under which we sold 5,060,000 shares of our common stock at $8.50 per share for net proceeds of $40.0 million.  In addition, we realized $1.9 million during the six months ended June 30, 2004 from the issuance of common stock pursuant to our stock option and employee stock purchase plans.  We used $900,000 of our available funds during the six months ended June 30, 2004 to repay a portion of our term loan in accordance with the repayment terms of such loan.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to invest in intellectual property and to purchase equipment as needed for our business.  Our uses of cash were as follows:

	Six Months Ended June 30,

In thousands	2004	2003

Net cash used in operating activities	$12,534	$9,324
Investment in intangible assets	391	322
Purchase of equipment	63	287

	$12,988	$9,933

The net cash used in operating activities is comprised of our net losses and working capital requirements.  As noted above, our net loss for the six months ended June 30, 2004 increased by $5.9 million as compared to the corresponding period in 2003 due to the costs of advancing our product candidates through pre-clinical and clinical phases of development and the costs related to our litigation with Lilly, offset in part by certain non-recurring costs in 2003 and savings in other operating expenses.  However, as a result of increases in our accounts payable and accrued expenses from December 31, 2003 to June 30, 2004, our net cash used in operations increased only $3.2 million for the six months ended June 30, 2004 compared with the corresponding period of 2003.  Also, as noted above, we expect that our loss from operations will increase throughout 2004 and into 2005 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly.  We also expect that our investment in intangible assets, consisting of our intellectual property, and our capital expenditures will also increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of June 30, 2004:

In thousands		Payments Due By Period

Contractual Obligations	Total	In 2004	2005 through 2007	2008 through 2009	After 2009

Long-term debt	$7,475	$900	$6,575	$—	$—
Operating leases, net of sub-leases	1,659	238	1,421	—	—
Other long-term obligations *	8,549	1,695	6,259	230	365

Total fixed contractual obligations	$17,683	$2,833	$14,255	$230	$365

* Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

Liquidity

At June 30, 2004, we had cash, cash equivalents and marketable securities totaling $94.8 million and working capital of $88.2 million compared to cash, cash equivalents and marketable securities totaling $66.7 million and working capital of $61.6 million at December 31, 2003.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, or (3) license our cell-signaling technologies, including our ARGENT and NF-(kappa)B intellectual property portfolios.  We have available 1,940,000 million shares of our common stock under a currently effective shelf registration statement which may be used to raise capital.  However, adequate funding may not be available when needed or on terms acceptable to us.

Based on our current operating plans, we believe that our currently available funds will be adequate to satisfy our capital and operating requirements through 2006.  However, there can be no assurance that changes in our research and development plans, litigation or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.  These risks include, but are not limited to, risks and uncertainties regarding the Company’s ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding the Company’s ability to successfully conduct preclinical and clinical studies of its product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future result or lead to regulatory approval of any of the Company’s product candidates, and risks and uncertainties relating to regulatory oversight, intellectual property claims, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on the Company’s collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.  As a result of these and other factors, actual events or results could differ materially from those described herein.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments.  In particular, at June 30, 2004, because our available funds are invested solely in short-term securities with maturities of nine months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus.  These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133.  The fair value of the derivatives is reflected as a liability on our balance sheet.  As of June 30, 2004, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $178,000 of additional (less) compensation expense.

At June 30, 2004, we have a $7.5 million bank term note which bears interest at prime or, alternatively, LIBOR + 2%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (42.5 basis points), we would incur approximately $28,000 of additional interest expense per year based on expected balances over the next twelve months.

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

On August 13, 2003, the U.S. District Court denied a motion filed by Lilly on June 17, 2003 to disqualify the Plaintiffs’ counsel from representing them with respect to the Plaintiffs’ NF-(kappa)B patent portfolio.  On May 24, 2004, the U.S. District Court made a ruling to resolve the terms of a protective order by denying our request to allow our Chief Executive Officer access to Lilly’s confidential technical documents.  In addition, oral argument on Lilly’s motion to compel discovery was heard in the U.S. District Court on June 7, 2004.  The U.S. District Court entered a protective order on July 14, 2004 and an order regarding discovery on July 30, 2004.

On March 3, 2004, a Memorandum Decision and Order was issued by the U.S. District Court which defined certain patent claims, following a hearing held on January 13, 2004.

The ultimate outcome of the litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards, if any, cannot be made.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held in June 23, 2004.  Of 52,306,072 shares of common stock issued and outstanding and eligible to vote as of the record date of April 26, 2004, a quorum of 45,302,938 shares or 86.6% of the eligible shares, was present in person or represented by proxy.  The following actions were taken at such meeting.

(a)	Reelection of the following Class 1 Directors of the Company.

	Voted For	Withhold Authority

Mary C. Tanner	38,274,350	7,028,588
Athanase Lavidas, Ph.D.	44,631,308	671,630

After the meeting, Jay R. LaMarche, Sandford D. Smith and Elizabeth H.S. Wyatt continued to serve as Class 2 Directors of the Company for terms which expire in 2005 and until their successors are duly elected and qualified.  Harvey J. Berger, M.D., and Burton E. Sobel, M.D. continued to serve as Class 3 Directors of the Company for terms which expire in 2006 and until their successors are duly elected and qualified.  Frederick S. Schiff, previously one of the Class 1 Directors of the Company, did not stand for election to another term, and the Board of Directors was reduced to seven members upon his resignation.

(b)

Approval of an amendment to the ARIAD Pharmaceuticals, Inc. 2001 Stock Plan to increase the number of shares of common stock available for issuance under the Plan by 3,000,000 shares.  The voting results were 16,614,541votes for, 6,903,367 votes against, and 103,992 votes abstaining.  There were also 21,681,038 broker non-votes.

(c)

Approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock by 85,000,000 shares.  The voting results were 39,259,280 votes for, 5,955,678 votes against, and 87,980 votes abstaining.

(d)

Ratification of the selection of the Audit Committee of the Board of Directors of Deloitte & Touche, LLP as our independent public accountants for the year ending December 31, 2004.  The voting results were 44,643,216 votes for, 564,757 votes against, and 94,965 votes abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.1

Certificate of Incorporation, as amended (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, file number 333-116996, filed with the Securities and Exchange Commission on June 30, 2004 and incorporated herein by reference).

10.1

ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, file number 333-116996, filed with the Securities and Exchange Commission on June 30, 2004 and incorporated herein by reference).

	31.1	Certification of the Chief Executive Officer.

	31.2	Certification of the Chief Financial Officer.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed or furnished nine Current Reports on Form 8-K during the quarter ended June 30, 2004.

The Form 8-K furnished on May 4, 2004 announced the Company’s financial results for the three months ended March 31, 2004.

The Form 8-K filed on May 6, 2004 reported that the Company announced it will provide a live webcast of its corporate presentation at the Rodman & Renshaw Global Healthcare Conference on Thursday, May 13, 2004 at 7:20 a.m. (ET).

The Form 8-K filed on May 14, 2004 reported that the Company announced it will provide a live webcast of its corporate presentation at the Banc of America Securities Healthcare Conference on Friday, May 21, 2004 at 7:40 p.m. (ET).

The Form 8-K filed on June 7, 2004 reported that the Company announced the results of two phase I clinical trials for AP23573, demonstrating sustained anti-tumor activity as a single agent in patients with a broad spectrum of advanced, refractory and/or metastatic solid tumors.

The Form 8-K filed on June 9, 2004 reported that the Company announced it will host a conference call for biotechnology investment analysts on Tuesday, June 15, 2004 at 11:00 a.m. (ET).

The Form 8-K filed on June 9, 2004 reported that the Company announced the revised telephone number for U.S. investors wishing to join the analyst conference call to be hosted by the Company on June 15, 2004.

The Form 8-K filed on June 10, 2004 reported that the Company announced it will provide a live webcast of its corporate presentation at the Needham & Company Third Annual Biotechnology Conference on Thursday, June 17, 2004 at 9:30 a.m. (ET).

The Form 8-K filed on June 15, 2004 reported that the Company announced the highlights of the global clinical development plan for its lead oncology product, AP23573, in patients with hematologic malignancies and solid tumors.

The Form 8-K filed on June 16, 2004 reported that the Company announced it will provide a live Webcast of its Annual Meeting of Shareholders to be held on Wednesday, June 23, 2004 at 10:00 a.m. (ET).

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

ARIAD Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: August 4, 2004		(Duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

4.1

Certificate of Incorporation, as amended (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, file number 333-116996, filed with the Securities and Exchange Commission on June 30, 2004 and incorporated herein by reference).

10.1

ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, file number 333-116996, filed with the Securities and Exchange Commission on June 30, 2004 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.