Form 10-Q
period 2004-09-30
ARIAD PHARMACEUTICALS INC
filed 2004-11-08
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes  |X|        No  |_|

        The number of shares of the Registrant’s common stock outstanding as of November 1, 2004 was 52,617,423.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$70,323	$51,674
Marketable securities	17,109	15,066
Inventory and other current assets	1,391	534

Total current assets	88,823	67,274

Property and equipment:
Leasehold improvements	12,693	12,690
Equipment and furniture	6,109	5,927
Construction in progress	320

Total	19,122	18,617
Less accumulated depreciation and amortization	(17,755)	(17,690)

Property and equipment, net	1,367	927

Intangible and other assets, net	6,609	6,083

Total assets	$96,799	$74,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,779	754
Accrued compensation and benefits	265	466
Accrued product development expenses	4,016	880
Other accrued expenses	861	1,045
Deferred revenue - current portion	606	742

Total current liabilities	10,327	5,687

Long-term debt	5,225	6,575

Deferred revenue	539	591

Deferred executive compensation	3,097	2,105

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares in 2004
and 60,000,000 shares in 2003; issued and outstanding, 52,614,241 shares in 2004 and 46,817,032 shares in 2003	53	47
Additional paid-in capital	258,833	215,343
Deferred compensation	(328)	(22)
Accumulated other comprehensive (loss) income	(45)	1
Accumulated deficit	(180,902)	(156,043)

Total stockholders’ equity	77,611	59,326

Total liabilities and stockholders’ equity	$96,799	$74,284

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

License revenue	$185	$190	$563	$469

Operating expenses:
Research and development	7,401	3,292	18,836	11,039
General and administrative	2,386	1,292	7,169	3,414

Total operating expenses	9,787	4,584	26,005	14,453

Loss from operations	(9,602)	(4,394)	(25,442)	(13,984)

Other income (expense):
Interest income	281	54	778	175
Interest expense	(58)	(59)	(195)	(206)

Total other income (expense)	223	(5)	583	(31)

Net loss	$(9,379)	$(4,399)	$(24,859)	$(14,015)

Net loss per common share (basic and diluted)	$(.18)	$(.11)	$(.49)	$(.38)

Weighted average number of shares of common
stock outstanding	52,544,234	38,992,031	50,840,247	36,885,579

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

In thousands	2004	2003

Cash flows from operating activities:
Net loss	$(24,859)	$(14,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	751	1,326
Non-cash executive compensation expense	1,022	320
Stock-based compensation	517	38
Increase (decrease) from:
Inventory and other current assets	(857)	(70)
Other assets	25	29
Accounts payable	2,025	(1,140)
Accrued compensation and benefits	(201)	(152)
Accrued product development expenses	3,136	(376)
Other accrued expenses	(184)	(747)
Deferred revenue	(188)	1,141
Deferred executive compensation	(137)	(108)

Net cash used in operating activities	(18,950)	(13,754)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	16,590	10,500
Purchases of marketable securities	(18,534)	(29,732)
Purchase of property and equipment	(761)	(294)
Investment in intangible assets	(516)	(411)

Net cash used in investing activities	(3,221)	(19,937)

Cash flows from financing activities:
Proceeds from long-term debt borrowings		7,500
Repayment of borrowings	(1,350)	(7,665)
Proceeds from issuance of common stock, net of issuance costs	40,001	9,338
Proceeds from issuance of stock pursuant to stock option and purchase plans	2,169	370

Net cash provided by financing activities	40,820	9,543

Net increase (decrease) in cash and cash equivalents	18,649	(24,148)
Cash and cash equivalents, beginning of period	51,674	26,850

Cash and cash equivalents, end of period	$70,323	$2,702

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003.  The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At September 30, 2004, all of the Company’s marketable securities consisted of United States agency securities.

At September 30, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $17.1 million.  Gross unrealized gains and losses were $0 and $45,000, respectively, at September 30, 2004.

At December 31, 2003, the aggregate fair value and amortized cost of the Company’s marketable securities were $15.1 million.  Gross unrealized gains and losses were $1,000 and $0, respectively, at December 31, 2003.

Gains and losses on investment security transactions are reported on the specific-identification method.  Realized gains and losses on sales of marketable securities were not material during the nine months ended September 30, 2004.  Changes in market values resulted in an increase in net unrealized loss of $46,000 for the nine-month period ended September 30, 2004.

3. Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at September 30, 2004 and December 31, 2003:

In thousands	2004	2003

Capitalized patent and license costs	$8,582	$8,122

Less accumulated amortization	(3,891)	(3,369)

	4,691	4,753
Unvested deferred executive compensation (Note 5)	1,863	1,251
Other	55	79

	$6,609	$6,083

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized.  Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method.  Capitalized license fees are amortized over the period to which they relate.  Amortization expense amounted to $522,000 and $506,000 for the nine months ended September 30, 2004 and 2003, respectively.  In addition, capitalized patent and license costs are expensed when it is determined that such technology will not be pursued.  The Company expensed $25,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $57,000 and $484,000 for the nine months ended September 30, 2004 and 2003, respectively, in accordance with this policy.

4. Long-Term Debt

Long-term debt was comprised of the following at September 30, 2004 and December 31, 2003:

In thousands	2004	2003

Bank term note at prime rate or LIBOR +2% (average of 3.51% at September 30, 2004)	$7,025	$8,375

Less current portion	(1,800)	(1,800)

Long-term debt	$5,225	$6,575

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

The aggregate future principal payments of the above debt agreement are $450,000 for the remainder of 2004, $1.8 million in each of 2005 and 2006, and $2.975 million in 2007.

5. Executive Compensation Plan

Under the Company’s deferred executive compensation plan, participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vest equally over four years.  When the Company awards grants under the plan to participants, the Company records an asset and a liability equal to the fair value of the unvested grant at that date.  The asset is amortized over the vesting period of four years.  The liability is adjusted quarterly to reflect changes in the fair value of the underlying mutual funds, with a charge or credit included in the determination of net income or loss, as well as any payments made under the plan.  In September 2004, the Company approved the 2004 grants to certain officers. The Company recorded an asset and liability of $1.0 million which represents the fair value of the grant at inception. Total expense related to this plan amounted to $516,000 and $320,000 for the nine months ended September 30, 2004 and 2003, respectively.

6. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic per share amounts are the same.  For the nine months ended September 30, 2004 and September 30, 2003, options to purchase 6,095,508 and 5,655,165 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7. Common Stock — Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering 7,000,000 shares of its common stock.  The filing was declared effective on January 9, 2004.  On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million.  At September 30, 2004, the Company has 1,940,000 shares that remain available for issuance under the shelf registration.

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

8. Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees.  On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

In thousands (except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss, as reported	$(9,379)	$(4,399)	$(24,859)	$(14,015)
Effect of stock options if valued at fair value	(994)	(1,187)	(3,096)	(2,852)

Pro forma net loss	$(10,373)	$(5,586)	$(27,955)	$(16,867)

Net loss per share, as reported	$(.18)	$(.11)	$(.49)	$(.38)
Effect of stock options if valued at fair value	(.02)	(.03)	(.06)	(.08)

Pro forma net loss per share	$(.20)	$(.14)	$(.55)	$(.46)

The above disclosure, required by Statement of Financial Accounting Standard (“SFAS”) No. 123, includes only the effect of grants made subsequent to January 1, 1996.  For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model.  Key assumptions used to apply this pricing model included a risk-free interest rate of 3.7% for 2004, and 3.5% for 2003, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 115% for both 2004 and 2003.  Using this model, the weighted average fair value per option for all options granted to employees in 2004 and 2003 was $6.00 and $3.26, respectively.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with our past relationship with Aventis Pharmaceuticals, Inc. (“Aventis”), which is now part of the Sanofi-Aventis Group.  Except for the gain on the sale of our fifty percent interest in the Hoechst-ARIAD Genomics Center LLC (“Genomics Center”) to Aventis in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  As of September 30, 2004, we had an accumulated deficit of $180.9 million, cash, cash equivalents and marketable securities of $87.4 million and working capital of $78.5 million.

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

In determining expense related to stock-based compensation to consultants and the deferred executive compensation plan, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract.  Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations.  If, for example, the price and volatility of our common stock were 10% greater as of September 30, 2004, we would have recognized an increase of $8,000 in stock-based compensation to consultants for the nine months ended September 30, 2004.  Similarly, if the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at September 30, 2004, we would have recognized an additional $184,000 in compensation expense for the nine months ended September 30, 2004.

At September 30, 2004, we reported $4.7 million of intangible assets consisting of costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statement of operations.  For example, for the nine months ended September 30, 2004 and 2003, we expensed $57,000 and $484,000, respectively, of unamortized costs related to certain intangible assets which we are not actively developing any longer.  We have concluded that the carrying value of our remaining intangible assets is not currently impaired because they are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Revenue

We recognized revenue of $185,000 for the quarter ended September 30, 2004 compared to $190,000 for the corresponding period in 2003.  The revenue is generated from license agreements related to our ARGENT cell-signaling regulation technology.

Operating Expenses

Research and development expenses amounted to $7.4 million for the quarter ended September 30, 2004 compared to $3.3 million for the corresponding period in 2003, an increase of $4.1 million or 125%.  The largest component of our research and development expenses is direct external costs associated with our product development programs.  These expenses increased by $3.3 million in the quarter ended September 30, 2004 as compared to the corresponding period in 2003.  Such expenses for our lead product candidate, AP23573, increased as a result of enrollment in clinical trials and manufacturing costs to support the trials, as well as product and process development work to advance the product towards commercialization.  Direct external expenses for our other product development programs, in pre-clinical testing, did not change materially from the quarter ended September 30, 2003 to the quarter ended September 30, 2004.

Research and development expenses also increased due to higher personnel and related costs ($544,000), as a result of an increase in the number of personnel and salary adjustments, as well as miscellaneous increases in supplies, consulting fees and travel expenses in support of our research and development programs.

General and administrative expenses amounted to $2.4 million for the quarter ended September 30, 2004, compared to $1.3 million for the corresponding period in 2003, an increase of $1.1 million or 85%.  Professional fees increased by $503,000 to $997,000 for the quarter ended September 30, 2004 as compared to $494,000 for the corresponding period in 2003 due primarily to costs related to our patent infringement litigation with Eli Lilly and Company (“Lilly”).  The increase in general and administrative expenses was also due to the awarding in January 2004 of restricted stock grants, in lieu of stock options, to our Chief Executive Officer and each of the other members of our Board of Directors.  The value of these awards is being amortized to expense throughout 2004. In the quarter ended September 30, 2004, we recorded an expense of $324,000 related to these awards. Other increases in general and administrative expenses included increased personnel costs due to salary adjustments and hiring initiatives, and professional fees related to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002, and miscellaneous increases in insurance, state taxes and travel expenses.

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

Interest Income/Expense

Interest income increased by $227,000 to $281,000 for the quarter ended September 30, 2004 compared to $54,000 for the corresponding period in 2003, primarily as a result of a higher level of funds invested during the third quarter of 2004.

Interest expense decreased to $58,000 for the quarter ended September 30, 2004 from $59,000 for the corresponding period in 2003.  The decrease resulted primarily from lower loan balances during the third quarter of 2004.

Operating Results

We reported a loss from operations of $9.6 million for the quarter ended September 30, 2004 compared to a loss from operations of $4.4 million for the corresponding period in 2003, an increase in loss of $5.2 million, or 118%.  We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $9.4 million for the quarter ended September 30, 2004 compared to a net loss of $4.4 million for the corresponding period in 2003, an increase in net loss of $5.0 million or 113%, and a net loss per share of $.18 and $.11 (basic and diluted), respectively.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Revenue

We recognized revenue of $563,000 for the nine months ended September 30, 2004 compared to $469,000 for the corresponding period in 2003.  The increase in revenue is due to license agreements into which we entered in the first and second quarters of 2003 related to our ARGENT cell-signaling regulation technology.

Operating Expenses

Research and development expenses increased to $18.8 million for the nine months ended September 30, 2004 compared to $11.0 million for the corresponding period in 2003, an increase of $7.8 million or 71%. Direct external costs associated with our product development programs increased by $7.4 million for the nine months ended September 30, 2004 as compared to the corresponding period in 2003.  Such expenses for our lead product candidate, AP23573, increased as a result of enrollment in clinical trials and manufacturing costs to support the trials, as well as product and process development work to advance the product towards commercialization.  Direct external expenses for our other product development programs, in preclinical testing, also increased due to the conduct of toxicology and pharmacology studies.

Research and development expenses also increased due to higher personnel and related costs ($763,000) as a result of an increase in the number of personnel and salary adjustments and miscellaneous increases in supplies, consulting fees and travel expenses in support of our research and development programs. Increases in research and development expenses were partially offset by decreases in write-offs of capitalized license and patent costs ($427,000) and termination or buy-out of equipment leases in 2003 ($229,000).

General and administrative expenses increased to $7.2 million for the nine months ended September 30, 2004, compared to $3.4 million for the corresponding period in 2003, an increase of $3.8 million or 110%.  Professional fees increased by $2.2 million to $3.2 million for the nine months ended September 30, 2004 as compared to $1.0 million for the corresponding period in 2003 due primarily to costs related to our patent infringement litigation with Lilly.  The increase in general and administrative expenses was also due to the awarding in January 2004 of restricted stock grants, in lieu of stock options, to our Chief Executive Officer and each of the other members of our Board of Directors.  In the nine months ended September 30, 2004, we recorded an expense of $973,000 related to these awards.  Other increases in general and administrative expenses included salary adjustments, professional fees related to business development and other corporate initiatives, including compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002, and miscellaneous increases in insurance, state taxes and travel expenses.

Interest Income/Expense

Interest income increased by $603,000 to $778,000 for the nine months ended September 30, 2004 compared to $175,000 for the corresponding period in 2003, primarily as a result of a higher level of funds invested during the third quarter of 2004.

Interest expense decreased to $195,000 for the nine months ended September 30, 2004 from $206,000 for the corresponding period in 2003.  The decrease resulted primarily from lower loan balances during the nine months ended September 30, 2004.

Operating Results

We reported a loss from operations of $25.4 million for the nine months ended September 30, 2004 compared to a loss from operations of $14.0 million for the corresponding period in 2003, an increase in loss of $11.4 million, or 82%.  We expect operating losses will be substantial for the foreseeable future as our product development activities continue, and these losses are expected to fluctuate from quarter to quarter as a result of differences in the timing and composition of revenue earned and expense incurred.

We reported a net loss of $24.9 million for the nine months ended September 30, 2004 compared to a net loss of $14.0 million for the corresponding period in 2003, an increase in net loss of $10.9 million or 77%, and a net loss per share of $.49 and $.38 (basic and diluted), respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through registered direct and underwritten public offerings of our equity securities and through research revenue and other transactions resulting from our collaboration with Aventis from 1995 to 1999, including the sale of our 50% interest in the Genomics Center in December 1999.  In addition, we have financed our operations through the issuance of long-term debt, operating and capital lease transactions, certain licensing transactions, interest income, and other sources.

Sources of Funds

During the nine months ended September 30, 2004, we realized net cash from sales and issuances of our common stock of $42.2 million.  This was primarily the result of the completion of an underwritten public offering on March 29, 2004 under which we sold 5,060,000 shares of our common stock at $8.50 per share for net proceeds of $40.0 million.  In addition, we realized $2.2 million during the nine months ended September 30, 2004 from the issuance of common stock pursuant to our stock option and employee stock purchase plans.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to purchase equipment as needed for our business. Our uses of cash were as follows:

	Nine Months Ended September 30,

In thousands	2004	2003

Net cash used in operating activities	$18,950	$13,754
Repayment of long-term debt borrowings, net of proceeds	1,350	165
Investment in intangible assets	516	411
Purchase of equipment	761	294

	$21,577	$14,624

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the nine months ended September 30, 2004 increased by $10.9 million as compared to the corresponding period in 2003 due to the costs of advancing our product candidates through pre-clinical and clinical phases of development and the costs related to our litigation with Lilly, offset in part by certain non-recurring costs in 2003 and savings in other operating expenses. However, as a result of increases in our accounts payable and accrued expenses from December 31, 2003 to September 30, 2004, our net cash used in operations increased by only $5.2 million for the nine months ended September 30, 2004 compared with the corresponding period of 2003. Also, as noted above, we expect that our loss from operations will increase throughout 2004 and into 2005 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, and our capital expenditures will also increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of September 30, 2004:

In thousands	Total	Payments Due By Period

		In 2004	2005 through 2007	2008 through 2009	After 2009

Long-term debt	$7,025	$450	$6,575	$—	$—

Operating leases, net of sub-leases	1,549	128	1,421	—	—

Other long-term obligations *	7,613	759	6,259	230	365

Total fixed contractual obligations	$16,187	$1,337	$14,255	$230	$365

*	Other long-term obligations are comprised primarily of employment agreements and licensing agreements.

Liquidity

At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $87.4 million and working capital of $78.5 million compared to cash, cash equivalents and marketable securities totaling $66.7 million and working capital of $61.6 million at December 31, 2003.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the actual research and development expenses and other costs associated with the preclinical and clinical development of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully conduct preclinical and clinical studies of its product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future result or lead to regulatory approval of any of our product candidates, and risks and uncertainties relating to regulatory oversight, intellectual property claims, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on our collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government and agency securities. Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years.

At September 30, 2004, the maturities of our marketable securities did not exceed six months. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income or loss). Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at September 30, 2004, because our available funds are invested solely in short-term securities with maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of September 30, 2004, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $184,000 of additional (less) compensation expense.

At September 30, 2004, we had a $7.0 million bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (42.5 basis points), we would incur approximately $26,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-(kappa)B Patent Infringement Litigation

The information contained in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-21826) is incorporated herein by reference.

ITEM 6. EXHIBITS

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

Date: November 8, 2004	ARIAD Pharmaceuticals, Inc.
(Registrant)

By: /s/ Harvey J. Berger, M.D.
       ——————————————
       Harvey J. Berger, M.D.
       Chairman and Chief Executive Officer

By: /s/ Edward M. Fitzgerald
       ——————————————
       Edward M. Fitzgerald
       Senior Vice President and Chief Financial Officer
       (Duly authorized officer, principal financial officer
and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.