Form 10-K/A
period 2004-12-31
ARIAD PHARMACEUTICALS INC
filed 2005-03-11
CIK 884731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K/A (Amendment No. 1 to Form 10-K)

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
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

Yes       No

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

                ARIAD Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on February 18, 2005, for the purpose of amending and restating in its entirety Item 9B, Item 11 and Item 15(a)(3) of such Annual Report on Form 10-K, as set forth below. This Amendment No. 1 on Form 10K/A does not change our previously reported financial statements and other financial disclosures.

PART II

ITEM 9B:      OTHER INFORMATION

Director Compensation

On January 17, 2005, we granted 10,000 shares of our common stock under our 2001 Stock Plan to our non-employee directors, Sandford D. Smith, Michael D. Kishbauch, Jay R. LaMarche, Athanase Lavidas, Ph.D., Peter J. Nelson, Burton E. Sobel, M.D., Mary C. Tanner and Elizabeth H. S. Wyatt, for their service on the Board during fiscal 2005.

Executive Compensation

Listed below are the salaries and bonuses for our executive officers that were awarded during fiscal 2004 and the salaries that have been established for fiscal 2005. Bonuses for fiscal 2005 have not yet been determined.

Executive Officer	2004 Salary	2004 Bonus (1)	2005 Salary

Harvey J. Berger, M.D.	$480,000	$0	$504,000
Chairman of the Board of Directors, Chief Executive
Officer and President

Laurie A. Allen, Esq.	$265,000	$90,000	$288,000
Senior Vice President, Chief Legal Officer and Secretary

David L. Berstein, Esq.	$275,000	$90,000	$288,000
Senior Vice President, Chief Patent Counsel

Timothy P. Clackson, Ph.D	$262,000	$90,000	$290,000
Senior Vice President, Chief Scientific Officer

Edward M. Fitzgerald	$262,000	$90,000	$288,000
Senior Vice President, Chief Financial Officer and
Treasurer

John D. Iuliucci, Ph.D.	$275,000	$90,000	$290,000
Senior Vice President, Chief Development Officer

Camille L. Bedrosian, M.D.	$260,000	$95,000	$290,000
Vice President, Chief Medical Officer

(1)	These bonuses were awarded and deferred under our 1997 Executive Compensation Plan, a non-qualified, unfunded, deferred compensation plan.
3

PART III

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

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Base Salary	Bonus (1)	Restricted Stock Awards (2)	Securities Underlying Options	All Other Compensation (3)

Harvey J. Berger, M.D.	2004	$480,000	$-0-	$769,000	150,000	$6,000
Chairman, Chief Executive	2003	455,000	-0-	-0-	-0-	5,870
Officer and President	2002	433,000	-0-	-0-	150,000	5,297

Laurie A. Allen, Esq.	2004	$265,000	$90,000	$-0-	50,000	$2,242
Senior Vice President, Chief	2003	245,000	85,000	-0-	33,000	-0-
Legal Officer and Secretary	2002	177,404	-0-	-0-	100,000	-0-

Camille L. Bedrosian, M.D.	2004	$260,000	$95,000	$-0-	70,000	$5,757
Vice President,	2003	242,000	75,000	-0-	30,000	5,204
Chief Medical Officer	2002	38,333	-0-	-0-	60,000	354

David L. Berstein, Esq.	2004	$275,000	$90,000	$-0-	70,000	$5,662
Senior Vice President,	2003	259,000	85,000	-0-	33,000	13,557
Chief Patent Counsel	2002	242,000	70,000	-0-	50,000	6,621

John D. Iuliucci, Ph.D.	2004	$275,000	$90,000	$-0-	55,000	$8,006
Senior Vice President, Chief	2003	260,000	85,000	-0-	40,500	14,432
Development Officer	2002	242,000	70,000	-0-	70,000	7,210

(1)	The amounts listed are for bonuses awarded and deferred under our 1997 Executive Compensation Plan, a non-qualified, unfunded, deferred compensation plan.

(2)	The restricted stock award to Mr. Berger consists of 100,000 shares of our common stock granted on January 15, 2004 valued at $7.69, the closing sale price of our common stock on the date of grant. The restrictions on these shares lapsed on January 15, 2005. As of December 31, 2004, Mr. Berger held a total of 100,000 shares of restricted stock with a value of $743,000, based on the closing sale price of our common stock on December 31, 2004.

(3)	The amounts listed for each year consist of our matching contributions of up to $6,000 per year under our 401(k) plan and, in the case of Dr. Bedrosian, Mr. Berstein, and Dr. Iuliucci, include the aggregate difference between the fair market value and the purchase cost of common stock purchased under our 1997 Employee Stock Purchase Plan. Dr. Berger is not eligible to participate in our Employee Stock Purchase Plan.

Option Grants in Last Fiscal Year The following table sets forth information regarding each stock option granted during the fiscal year ended December 31, 2004to each of the named executive officers.
4

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Shares Underlying Options Granted (1)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (per share)	Expiration Date

						5%	10%

Harvey J. Berger, M.D.	150,000	(3)	12.6%	$5.23	9/09/14	$493,368	$1,250,291

Laurie A. Allen, Esq.	50,000	(4)	4.2%	$5.23	9/09/14	$164,456	$416,764

Camille L. Bedrosian, M.D.	70,000	(4)	5.9%	$5.23	9/09/14	$230,238	$583,469

David L. Berstein, Esq.	20,000	(5)	1.7%	$7.44	6/23/14	$93,580	$237,149
	50,000	(4)	4.2%	$5.23	9/09/14	$164,456	$416,764

John D. Iuliucci, Ph.D.	55,000	(4)	4.6%	$5.23	9/09/14	$180,902	$458,440

(1)	Options to purchase shares of our common stock under the 2001 Stock Plan.

(2)	These amounts, based on assumed annual appreciation rates of 5% and 10% as prescribed by the rules of the SEC, are for illustration purposes only and are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder’s continued employment with us through the option exercise period and the date on which the option is exercised.

(3)	Options vest 100% on the third anniversary date of the award.

(4)	Options vest 50% on the second anniversary date of the award, and 25% on each of the third and fourth anniversary dates of the award.

(5)	Options are fully vested on the date of the award.

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
5

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

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Dr. Berger, our Chairman of the Board of Directors and Chief Executive Officer, has an employment agreement with us which commenced in January 1992 and terminates in December 2007. Dr. Berger’s employment agreement is automatically renewable for successive three-year terms unless terminated by either party. The agreement provides that he shall be employed as our Chief Executive Officer, shall be nominated for election to our Board of Directors, serve as Chairman of the Board and receive an annual base salary ($480,000 during 2004 as recommended by the Compensation Committee and approved by the Board of Directors), increasing each year by at least 10% of the preceding year’s base salary, although he has not received such increments in each year of the term, including 2004. Dr. Berger is eligible each year to receive a discretionary bonus, determined by the Board of Directors, of up to 50% of his annual base salary, although he has not received such cash bonuses in prior years, including in 2004. If we fail to renew the employment agreement, we are obligated to pay Dr. Berger, in addition to his compensation for the remainder of the term, a lump sum payment equal to two times Dr. Berger’s annual salary for the final year of the term and to provide for the immediate vesting and exercisability of all stock options and other equity rights.

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

6

which he would, pursuant to the employment agreement, be indemnified by us on a net after-tax basis. The employment agreement contains a non-competition provision that is effective during the term of the agreement and, if Dr. Berger is terminated for cause, for a period of one year following the date of termination.

We have also entered into employment agreements with Ms. Allen, Dr. Bedrosian, Mr. Berstein, and Dr. Iuliucci. The agreements provide for employment through December 31, 2006 (December 31, 2005 for Dr. Bedrosian) at annual base salaries increasing each year by an amount to be determined by the Compensation Committee of the Board of Directors. For the year ended December 31, 2004, Ms. Allen, Dr. Bedrosian, Mr. Berstein and Dr. Iuliucci earned base salaries of $265,000, $260,000, $275,000 and $275,000, respectively. In addition, each executive is eligible each year to receive a discretionary bonus, to be determined by the Compensation Committee of the Board of Directors, which may be paid in the form of deferred compensation under the 1997 Executive Compensation Plan, awards of our stock options or stock grants, or cash. The agreements are renewable for successive one-year terms with the mutual consent of the parties.

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

7

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
8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 11th of March, 2005.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Harvey J. Berger, M.D.
Name:	Harvey J. Berger, M.D.
Title:	Chairman, Chief Executive Officer and President
9

EXHIBIT INDEX

Exhibit No.	Title

3.1	Certificate of Incorporation of the Company, as amended. (18)

3.2	Restated By-laws of the Company, as amended. (5)

4.1	Principal Stockholders’ Agreement, dated as of January 5, 1992, among ARIAD Pharmaceuticals, Inc., David Blech, David Blech as trustee of The Blech Family Trust, Mark S. Germain, Harvey J. Berger, Harvey J. Berger and Wendy S. Berger as Trustees of the Berger Family Trust, Avalon Ventures and Avalon Ventures IV. (1)

4.2	Rights Agreement, dated as of June 8, 2000, between the Company and State Street Bank and Trust Company, which includes the Form of Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right Certificates will not be mailed until after the Separation Date (as defined therein). (3)

10.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc. (1)

10.2+	Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (1)

10.3+	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees and Consultants, as amended. (4)

10.4+	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors. (1)

10.5+	ARIAD Retirement Savings Plan. (1)

10.6**	Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc. (7)

10.7+	Amendment, dated April 19, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (2)

10.8+	Amendment No. 2, dated June 30, 1994, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (4)

10.9+	ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors. (4)

10.10**	License Agreement, dated as of September 12, 1996, between Mochida Pharmaceuticals Co., Ltd. and ARIAD Pharmaceuticals, Inc. (6)

10.11+	Amendment, dated January 1, 1997, to Executive Employment Agreement between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (12)

10.12+	ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan. (12)

10.13+	Amendment to the 1991 Stock Option Plan for Employees and Consultants. (12)

10.14+	Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (12)

10.15**	License Agreement, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and Mitotix, Inc. (13)

10.16**	Technology Purchase and Sale Agreement and related agreements, dated July 17, 1997, between ARIAD Pharmaceuticals, Inc. and Mitotix, Inc. (13)

10.17+	ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan. (7)

10.18+	Executive Employment Agreement, dated May 1, 1992, Fourth Amendment to Employment Agreement dated June 8, 2000, Third Amendment to Employment Agreement dated January 1, 1999, and Amendments to Employment Agreements dated January 1, 1997 and March 2, 1994 between ARIAD Pharmaceuticals, Inc. and John Iuliucci, Ph.D. (8)

10.19+	Executive Employment Agreement, dated August 1, 1993, Third Amendment to Employment Agreement dated June 8, 2000, and Amendments to Employment Agreements dated January 1, 1997 and March 2, 1994 between ARIAD Pharmaceuticals, Inc. and David L. Berstein, J.D. (8)

10.20+	Amendment, dated as of January 1, 2001, to Executive Employment Agreement with John Iuliucci, Ph.D. (9)

10.21+	Amendment, dated as of January 1, 2001, to Executive Employment Agreement with David Berstein, Esq. (9)

10.22+	ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended. (18)

10.23	Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Corporation. (10)

10.24	Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Gene Therapeutics, Inc. and ARIAD Corporation. (10)
10

10.25+	Executive Employment Agreement, dated as of March 4, 2002, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq. (10)

10.26	Stock Transfer Agreement between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto. (10)

10.27	Notice of Extension of Lease, dated October 2, 2001, from ARIAD Corporation to Forest City Commercial Group. (10)

10.28+	Executive Employment Agreement, dated May 6, 2002, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald (11)

10.29+	Promissory Note issued pursuant to Executive Employment Agreement, dated as of March 4, 1992, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq., dated as of July 24, 2002 (13)

10.30+	Executive Employment Agreement, dated June 8, 2000, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D.(14)

10.31+	Amendment to Employment Agreement, dated July 1, 2001, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D. (14)

10.32+	Amendment to Employment Agreement, dated July 12, 2002, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D. (14)

10.33	Agreement of Sublease, dated December 31, 1999, between ARIAD Corporation and Aventis Pharmaceuticals Inc. (14)

10.34	First Amendment to Sublease, dated July 26, 2002, between ARIAD Corporation and Aventis Pharmaceuticals Inc. (14)

10.35	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (15)

10.36	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts. (15)

10.37	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts. (15)

10.38	Security Agreement – All Assets, dated as of March 12, 2003, by and between ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (15)

10.39+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (16)

10.40+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq. (16)

10.41+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and David Berstein, Esq. (16)

10.42+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D. (16)

10.43+	Amendment to Employee Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald. (16)

10.44+	Amendment to Employee Agreement, dated September 2, 2003 between ARIAD Pharmaceuticals, Inc. and John D. Iuliucci, Ph.D. (16)

10.45+	Executive Employee Agreement, dated September 10, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri. (16)

10.46+	Non-qualified Stock Option Agreement, dated October 1, 2003, between ARIAD Pharmaceuticals, Inc. and Paul J. Sekhri. (16)

10.47	Amendment No. 1 to Credit Agreement, dated as of December 31, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (17)

10.48	Stock Issuance Agreement, dated January 13, 2004, between ARIAD Gene Therapeutics, Inc. and ARIAD Pharmaceuticals, Inc. (17)

10.49	Stock Transfer Agreement, dated January 17, 2004, between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto. (17)

10.50	Amendment No. 2 to Credit Agreement dated as of December 31, 2004 by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (19)

10.51	Second Amended and Restated Term Note, dated December 31, 2004, issued ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to Citizens Bank of Massachusetts. (19)
11

10.52+*	Executive Employee Agreement, dated August 19, 2002 and First Amendment to Employment Agreement dated September 2, 2003 between ARIAD Pharmaceuticals, Inc. and Camille L. Bedrosian, M.D.

10.53+*	Executive Compensation Arrangements.

10.54+*	Director Compensation Arrangements.

21.1	Subsidiaries of the Company. (19)

23.1	Consent of Deloitte & Touche LLP. (19)

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

Notes to Exhibits:

(+)	Management Contract or Compensatory Plan or Arrangement

(*)	Filed Herewith.

(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(1)	Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.

(2)	Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.

(3)	Incorporated by reference to Form 8-A of the Company filed with the Securities and Exchange Commission on June 19, 2000.

(4)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.

(5)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-3 of the Company (No. 333-38664) filed with the Securities and Exchange Commission on June 23, 2000.

(6)	Incorporated by reference to Forms 10-Q of the Company filed with the Securities and Exchange Commission on May 3, 1997.

(7)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 10, 1998.

(8)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 10, 2000.

(9)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 14, 2001.

(10)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

(11)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2002.

(12)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 12, 1997.

(13)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 12, 1997.

(14)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in March 14, 2003.

(15)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in May 13, 2003.

(16)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in November 4, 2003.
12

(17)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 2, 2004.

(18)	Incorporated by reference to Registration Statement on Form S-8 of the Company (No. 333-116996) filed with the Securities and Exchange Commission on June 30, 2004.

(19)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on February 18, 2005.
13