Form 10-Q
period 2005-03-31
ARIAD PHARMACEUTICALS INC
filed 2005-05-10
CIK 884731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of the Registrant’s common stock outstanding as of April 29, 2005 was 52,876,589.

ARIAD PHARMACEUTICALS, INC. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2005	December 31, 2004

	(Unaudited)

ASSETS
Current assets:

Cash and cash equivalents	$7,413	$18,556
Marketable securities	55,957	56,950
Inventory and other current assets	2,077	1,965

Total current assets	65,447	77,471

Property and equipment:
Leasehold improvements	14,103	12,693
Equipment and furniture	7,789	6,525
Construction in progress	1,098	2,049

Total	22,990	21,267
Less accumulated depreciation and amortization	(18,399)	(18,031)

Property and equipment, net	4,591	3,236

Intangible and other assets, net	6,294	6,482

Total assets	$76,332	$87,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	1,005	2,129
Accrued compensation and benefits	471	310
Accrued product development expenses	4,460	2,934
Other accrued expenses	1,303	591
Deferred revenue – current portion	1,294	713

Total current liabilities	10,453	8,597

Long-term debt	7,175	7,655

Deferred revenue	343	404

Deferred executive compensation	2,881	3,093

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 52,870,993 shares in 2005 and 52,688,673 shares in 2004	53	53
Additional paid-in capital	259,946	259,122
Deferred compensation	(432)	(58)
Accumulated other comprehensive loss	(125)	(61)
Accumulated deficit	(203,962)	(191,616)

Total stockholders’ equity	55,480	67,440

Total liabilities and stockholders’ equity	$76,332	$87,189

See notes to unaudited condensed consolidated financial statements.
1

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands, except share and per share data	Three Months Ended March 31,

	2005	2004

License revenue	$304	$190

Operating expenses:

Research and development	10,654	4,333
General and administrative	2,316	2,218

Total operating expenses	12,970	6,551

Loss from operations	(12,666)	(6,361)

Other income (expense):
Interest income	394	192
Interest expense	(74)	(66)

Total other income, net	320	126

Net loss	$(12,346)	$(6,235)

Net loss per share	$(.23)	$(.13)

Weighted average number of shares of common stock outstanding	52,807,513	47,540,854

See notes to unaudited condensed consolidated financial statements.
2

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

In thousands	2005	2004

Cash flows from operating activities:

Net loss	$(12,346)	$(6,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	237
Deferred executive compensation expense	82	153
Stock-based compensation	155	543
Increase (decrease) from:
Inventory and other current assets	(112)	(478)
Other assets	(69)	12
Accounts payable	(1,124)	870
Accrued compensation and benefits	161	(153)
Accrued product development expenses	1,526	540
Other accrued expenses	713	(92)
Deferred revenue	521	(190)
Deferred executive compensation paid	—	(191)

Net cash used in operating activities	(10,146)	(4,984)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	9,625	12,084
Purchases of marketable securities	(8,501)	(14,030)
Investment in property and equipment	(1,723)	(20)
Investment in intangible assets	(213)	(300)

Net cash used in investing activities	(812)	(2,266)

Cash flows from financing activities:

Repayment of borrowings	(480)	(450
Proceeds from issuance of common stock, net of issuance costs	—	40,001
Proceeds from issuance of stock pursuant to stock option and purchase plans	295	1,219

Net cash provided by (used in) by financing activities	(185)	40,770

Net increase (decrease) in cash and cash equivalents	(11,143)	33,520
Cash and cash equivalents, beginning of period	18,556	51,674

Cash and cash equivalents, end of period	$7,413	$85,194

See notes to unaudited condensed consolidated financial statements.
3

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three-month periods ended March 31, 2005 and 2004 and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. Certain reclassifications have been made to prior year financial statements to conform to the 2005 presentation.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At March 31, 2005, approximately 96% of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2005, the aggregate fair value and amortized cost of the Company’s marketable securities were $55,957,000 and $56,082,000. Gross unrealized gains and losses were $0 and $125,000, respectively, at March 31, 2005.

At December 31, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $56,950,000 and $57,011,000. Gross unrealized gains and losses were $0 and $61,000 respectively, at December 31, 2004.

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the three months ended March 31, 2005. Changes in market values resulted in an increase in net unrealized loss of $64,000 for the three-month period ended March 31, 2005.

3. Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at March 31, 2005 and December 31, 2004:

In thousands	2005	2004

Capitalized patent and license costs	$9,009	$8,796
Less accumulated amortization	(4,242)	(4,067)

	4,767	4,729
Unvested deferred executive compensation (Note 5)	1,395	1,690
Other	132	63

	$6,294	$6,482

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the
4

period to which they relate. Amortization expense for intangible assets amounted to $175,000 and $173,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company wrote off capitalized patent and license costs of $0 and $2,000 for the three months ended March 31, 2005 and 2004, respectively, related to patent applications or technology no longer being pursued.

4. Long-Term Debt

Long-term debt was comprised of the following at March 31, 2005 and December 31, 2004:

In thousands	2005	2004

Bank term note at prime rate or LIBOR +2% (average of 4.60% at March 31, 2005)	$9,095	$9,575

Less current portion	(1,920)	(1,920)

Long-term debt	$7,175	$7,655

The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. This loan is payable in monthly installments of $160,000, plus interest, with a balloon payment of $3.3 million in March 2008. The loan requires the Company to maintain a minimum of $13.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, sales of assets and dividends, distributions or repurchases of common stock.

The aggregate future principal payments of the above debt agreement are $1.4 million for the remainder of 2005, $1.9 million in each of 2006 and 2007, and $3.9 million in 2008.

5. Executive Compensation Plan

Under the Company’s deferred executive compensation plan, participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years. Total expense related to this plan amounted to $82,000 and $153,000 for the three months ended March 31, 2005 and 2004, respectively.

6. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2005 and 2004, options to purchase 6,033,918 and 5,565,432 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7. Common Stock – Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering 7,000,000 shares of its common stock. The filing was declared effective on January 9, 2004. On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million. At March 31, 2005, the Company has 1,940,000 shares that remain available for issuance under this shelf registration.
5

On February 18, 2005, the Company filed a shelf registration statement with the SEC, which was amended on March 11, 2005, registering 9,500,000 shares of common stock. The filing was declared effective on March 14, 2005. At March 31, 2005, all 9,500,000 shares remain available for issuance under this shelf registration.

8. Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months Ended March 31,

In thousands (except per share data)	2005	2004

Net loss, as reported	$(12,346)	$(6,235)
Effect of stock options if valued at fair value	(1,025)	(1,005)

Pro forma net loss	$(13,371)	$(7,240)

Net loss per share, as reported	$(.23)	$(.13)
Effect of stock options if valued at fair value	(.02)	(.02)

Pro forma net loss per share	$(.25)	$(.15)

For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included risk-free interest rates of 3.87% for 2005, and 3.1% for 2004, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 111% for 2005, and 115% for 2004. Using this model, the weighted average fair value per option for all options granted in 2005 and 2004 was $6.20 and $8.25, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No.25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. On April 21, 2005, the SEC amended Regulation S-X to modify the effective date of SFAS No. 123(R) and, as a result, the Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company has not yet determined the impact of adoption on its consolidated financial statements.

9. License Revenue

License revenue is comprised of license fees received under agreements that provide the licensee with access to and/or the right to evaluate certain technology owned by the Company. Upfront and annual license fees and milestone payments are recorded as deferred revenue upon receipt and recognized as revenue on a systematic basis over the period of time that they are earned in accordance with the terms of the agreements. Such agreements may also include provisions for royalty payments upon successful commercialization of products. Such royalty payments are recognized as revenue when earned in accordance with the terms of the related agreements.

In January 2005, the Company and its majority-owned subsidiary, ARIAD Gene Therapeutics, Inc., entered into non-exclusive license and supply agreements with Medinol Ltd. (“Medinol”), a
6

cardiovascular medical device company, for the development and commercialization of stents and other medical devices to deliver the Company’s mTOR inhibitor, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty. The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sales of products covered by the license. The Company is recognizing revenues under these agreements in accordance with its revenue recognition policy.

10. Litigation

NF- κB Patent Infringement Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims (“the NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (“516 Patent”) covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of the ‘516 patent. Also on April 4, 2005, Lilly filed a motion in the U.S. District Court requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. The Plaintiffs filed a memorandum in opposition to Lilly’s motion to stay with the U.S. District Court on April 18, 2005.

On April 6, 2005, the parties appeared before the U.S. District Court for a status conference. At that conference, the Court indicated that no oral argument would be heard on Lilly’s motion to stay and that the Court would set trial date as early as 2005 if it denies Lilly’s motion.

The ultimate outcome of the request for reexamination and litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards in the litigation, if any, cannot be made.
7

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with a joint venture we had with a large pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of March 31, 2005, we had an accumulated deficit of $204.0 million and cash, cash equivalents and marketable securities of $63.4 million and working capital of $55.0 million.

In January 2005, we entered into non-exclusive license and supply agreements with Medinol Ltd. (“Medinol”), a cardiovascular medical device company, for the development and commercialization of stents and other medical devices to deliver our mTOR inhibitor, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty. The license agreement provides for the payment by Medinol to us of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sales of products covered by the license.

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
8

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

In determining expense related to our deferred executive compensation plan and stock-based compensation to consultants, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at March 31, 2005, we would have recognized an additional $377,000 in compensation expense in the three month period ended March 31, 2005. Similarly, if the price and volatility of our common stock were 10% greater as of March 31, 2005, we would have recognized an increase of $5,000 in stock-based compensation to consultants in the three month period ended March 31, 2005.

At March 31, 2005, we reported $4.8 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during 2004 and 2003, we expensed $87,000 and $520,000, respectively, of unamortized costs related to certain intangible assets which we are not actively pursuing any longer. There were no such charges to our statement of operations in the three month period ended March 31, 2005. In addition, we have concluded that the carrying value of our remaining intangible assets is not currently impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

For the three months ended March 31, 2005 and 2004

Revenue

We recognized license revenue of $304,000 in the three month period ended March 31, 2005 compared to $190,000 in the three month period ended March 31, 2004. The increase in license revenue was due primarily to a license agreement into which we entered in January 2005 with Medinol to develop and commercialize stents and other medical devices to deliver our mTOR inhibitor, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty.
9

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $6.3 million, or 146%, from $4.3 million in the three month period ended March 31, 2004 to $10.6 million in the corresponding period in 2005. The research and development process necessary to commercialize a pharmaceutical product is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in vivo efficacy studies in relevant animal models of disease;

•	manufacturing of drug product for preclinical studies and clinical trials and ultimately for commercial supply;

•	submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the United States Food and Drug Administration (“FDA”) in an Investigational New Drug application (“IND”) (or similar filings with regulatory agencies outside the United States);

•	conduct of clinical trials designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a New Drug Application (“NDA”) (or similar filings with regulatory agencies outside the United States).

Upon approval by the appropriate regulatory authorities, including in some countries approval of product pricing, we may commence commercial marketing and distribution of the product.

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
10

Our research and development expenses for the three month period ended March 31, 2005 as compared to the corresponding period in 2004 were as follows:

	Three months ended March 31,		Increase/ (decrease)

In thousands	2005	2004

Direct external expenses:
Clinical programs	$6,150	$757	$5,393
Preclinical programs	437	888	(451)
All other R&D expenses	4,067	2,688	1,379

	$10,654	$4,333	$6,321

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2005 and 2004. Direct external expenses for AP23573 increased by $5.4 million in the three month period ended March 31, 2005 as compared to the corresponding period in 2004 due primarily to increases in clinical trial costs ($2.3 million) and manufacturing-related costs ($2.7 million). In 2005, we have continued to enroll patients in and manage our ongoing clinical trials of AP23573. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials. Manufacturing costs include product and process development work, as well as the costs to produce drug product. Manufacturing costs for AP23573 increased in the three month period ended March 31, 2005 as compared to the corresponding period in 2004 due to an increase in the quantities of drug product manufactured for the clinical trials and investments in manufacturing process development.

Through March 31, 2005, we have incurred a total of approximately $20.2 million in direct external expenses for AP23573 as a clinical program. We expect that our direct external costs for AP23573 will remain at approximately the current levels in 2005 as compared to 2004 as we continue our clinical trials on this product candidate and incur the related costs of manufacturing and other costs to support such trials.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development. Direct external expenses for preclinical programs decreased by $451,000 in the three month period ended March 31, 2005 as compared to the corresponding period in 2004 due primarily to the completion of certain pharmacology and toxicology studies conducted by outside contract laboratories in 2004. We expect that our direct external expenses for preclinical programs will increase in 2005, as resources allow, as we strive to move preclinical candidates into clinical development.

All other R&D expenses increased by $1.4 million in the three month period ended March 31, 2005 as compared to the corresponding period in 2004 due to higher personnel and related costs ($731,000) as a result of an increase in the number of personnel and salary adjustments, increases in laboratory supplies and services, depreciation and amortization costs due to investments in property and equipment, and maintenance and utility costs related to our facility. We expect that all other R&D expenses will continue to increase moderately in 2005 in support of our clinical and preclinical development programs.

The successful development of our products is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed
11

to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in our Form 10-K, as amended, which has been filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our programs and the period in which material net cash inflows from any of our programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased 4% to $2.3 million in the three month period ended March 31, 2005 from $2.2 million in the corresponding period in 2004. Professional fees increased by $244,000 to $1.2 million in the three month period ended March 31, 2005 as compared to $1.0 million in the corresponding period in 2004 due primarily to costs related to our patent infringement litigation with Eli Lilly and Company (“Lilly”) and to business and commercial development initiatives. This increase was offset in part by a decrease in expenses related to a restricted stock grant to our Chief Executive Officer in January 2004 which was fully amortized by December 31, 2004. We expect that our general and administrative expenses will increase moderately in 2005 as necessary to support our research and development programs.

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

Interest Income/Expense

Interest income increased by 105% to $394,000 in the three month period ended March 31, 2005 from $192,000 in the corresponding period in 2004, as a result of a higher level of funds invested and higher interest yields from our securities in 2005.

Interest expense increased by 12% to $74,000 in the three month period ended March 31, 2005 from $66,000 in the corresponding period in 2004, as a result of higher average loan balances and higher interest rates in 2005.

Operating Results

We reported a loss from operations of $12.7 million in the three month period ended March 31, 2005 compared to a loss from operations of $6.4 million in the corresponding period in 2004, an increase in loss of $6.3 million, or 99%. We expect that our loss from operations will remain at approximately the current level through the remainder of 2005 due to the expected research and development expenses and general and administrative expenses described above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations or partnerships for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $12.3 million in the three month period ended March 31, 2005 compared to a net loss of $6.2 million in the corresponding period in 2004, an increase in net loss of $6.1 million or 98%, and a net loss per share of $0.23 and $0.13, respectively.
12

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

Sources of Funds

During the three months ended March 31, 2005, we realized net cash from sales and issuances of our common stock of $295,000 solely from issuances of common stock pursuant to our stock option and employee stock purchase plans. This compares to $41.2 million realized in the same period in 2004, due primarily to the completion of an underwritten public offering on March 29, 2004 under which we realized net proceeds of $40.0 million.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to purchase equipment as needed for our business. Our uses of cash were as follows:

	Three Months Ended March 31,

In thousands	2005	2004

Net cash used in operating activities	$10,146	$4,984
Repayment of borrowings	480	450
Investment in intangible assets	213	300
Investment in property and equipment	1,723	20

	$12,562	$5,754

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the three months ended March 31, 2005 increased by $6.1 million as compared to the corresponding period in 2004 due primarily to the costs of advancing our product candidates through preclinical and clinical phases of development. However, as a result of increases in our accounts payable and accrued expenses from December 31, 2004 to March 31, 2005, our net cash used in operations increased by only $5.2 million for the three months ended March 31, 2005 compared with the corresponding period in 2004. Also, as noted above, we expect that our loss from operations will increase throughout 2005 as compared to 2004 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will also increase in support of our product development activities while our capital expenditures are expected to decrease, particularly in the second half of 2005.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2005:
13

In thousands		Payments Due By Period

	Total	In 2005	2006 through 2008	2009 through 2010	After 2010

Long-term debt*	$9,095	$1,440	$7,655	$—	$—

Operating leases, net of sub-leases	1,283	412	871	—	—

Other long-term obligations **	7,436	2,601	4,240	230	365

Total fixed contractual obligations	$17,814	$4,453	$12,766	$230	$365

*	Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 4.6%, our average interest rate on our debt at March 31, 2005, over the remaining term of the debt, our interest expense would total approximately $322,000 for the remainder of 2005 and $569,000 in the period 2006 through 2008.

**	Other long-term obligations are comprised primarily of employment agreements and license agreements. The license agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products. All license agreements are cancelable by us. The above table reflects remaining license fees for the lives of the agreements but excludes milestone and royalty payments, as such amounts are not probable or estimable at this time.

Liquidity

At March 31, 2005, we had cash, cash equivalents and marketable securities totaling $63.4 million and working capital of $55.0 million compared to cash, cash equivalents and marketable securities totaling $75.5 million and working capital of $68.9 million at December 31, 2004.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property portfolios. We have available 11,440,000 shares of our common stock under currently effective shelf registration statements which may be sold to raise capital. However, there can be no assurance that adequate funding will be available when needed or on terms acceptable to us.

Based on our current operating plans, we believe that our currently available funds will be adequate to satisfy our capital and operating requirements through the third quarter of 2006. However, there can be no assurance that changes in our research and development plans, litigation or other future events affecting our revenues or operating expenses will not result in the earlier depletion of our funds.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such
14

statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully conduct preclinical and clinical studies of its product candidates, risks and uncertainties regarding our ability to manufacture our product candidates on a commercial scale or to supply our product candidates to our collaborator for use in its product candidates, risks and uncertainties regarding our and our collaborator’s ability to successfully enroll and conduct preclinical and clinical studies of product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future result or lead to regulatory approval of any of our or our collaborator’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and our collaborator’s product candidates, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on our collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004, which has been filed with the SEC. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at March 31, 2005, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the
15

bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of March 31, 2005, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $377,000 of additional (less) compensation expense.

At March 31, 2005, we had $9.1 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (57.5 basis points), we would incur approximately $47,000 of additional interest expense per year based on expected balances over the next twelve months.

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
16

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation

The information contained in Part II, Item 1 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (File No. 0-21826) is incorporated by reference.

On April 4, 2005, defendant Eli Lilly and Company (“Lilly”) filed a request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of U.S. Patent No. 6,410,516 (“516 Patent”). Also on April 4, 2005, Lilly filed a motion in the U.S. District Court requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. We, together with co-plaintiffs Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed our memorandum in opposition to Lilly’s motion to stay with the U.S. District Court on April 18, 2005.

On April 6, 2005, the parties appeared before the U.S. District Court for a status conference. At that conference, the Court indicated that no oral argument would be heard on Lilly’s motion to stay and that the Court would set trial date as early as 2005 if it denies Lilly’s motion.

The ultimate outcome of the request for reexamination and litigation cannot be determined at this time, and, as a result, an estimate of a damage award or range of awards in the litigation, if any, cannot be made.

ITEM 6. EXHIBITS

*10.1	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

*10.2	Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit.

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
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Harvey J. Berger, M.D.

Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald

Edward M. Fitzgerald
Senior Vice President and Chief Financial Officer
Date: May 9, 2005		(Duly authorized officer, principal financial officer and chief accounting officer)
18

EXHIBIT INDEX

Exhibit No. Title

*10.1	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

*10.2	Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit.
19