Form 10-Q
period 2005-06-30
ARIAD PHARMACEUTICALS INC
filed 2005-08-01
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes |X| No |_|

The number of shares of the Registrant’s common stock outstanding as of July 28, 2005 was 52,979,670.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,986	$18,556
Marketable securities	38,183	56,950
Inventory and other current assets	1,855	1,965

Total current assets	52,024	77,471

Property and equipment:
Leasehold improvements	16,433	12,693
Equipment and furniture	8,934	6,525
Construction in progress	—	2,049

Total	25,367	21,267
Less accumulated depreciation and amortization	(18,647)	(18,031)

Property and equipment, net	6,720	3,236

Intangible and other assets, net	6,211	6,482

Total assets	$64,955	$87,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	2,512	2,129
Accrued compensation and benefits	437	310
Accrued product development expenses	6,069	2,934
Other accrued expenses	1,532	591
Deferred revenue - current portion	1,080	713

Total current liabilities	13,550	8,597

Long-term debt	6,695	7,655

Deferred revenue	208	404

Deferred executive compensation	2,647	3,093

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 52,938,768 shares in 2005 and 52,688,673 shares in 2004	53	53
Additional paid-in capital	260,221	259,122
Deferred compensation	(298)	(58)
Accumulated other comprehensive loss	(75)	(61)
Accumulated deficit	(218,046)	(191,616)

Total stockholders’ equity	41,855	67,440

Total liabilities and stockholders’ equity	$64,955	$87,189

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands, except share and per share data	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

License revenue	$350	$188	$654	$378

Operating expenses:
Research and development	12,093	7,102	22,747	11,435
General and administrative	2,600	2,565	4,916	4,783

Total operating expenses	14,693	9,667	27,663	16,218

Loss from operations	(14,343)	(9,479)	(27,009)	(15,840)

Other income (expense):
Interest income	367	305	761	497
Interest expense	(107)	(71)	(181)	(137)

Total other income, net	260	234	580	360

Net loss	$(14,083)	$(9,245)	$(26,429)	$(15,480)

Net loss per share	$(.27)	$(.18)	$(.50)	$(.31)

Weighted-average number of shares of common stock outstanding	52,901,275	52,416,929	52,854,653	49,978,892

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
In thousands	2005	2004

Cash flows from operating activities:
Net loss	$(26,429)	$(15,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598	496
Deferred executive compensation expense	282	253
Stock-based compensation	273	667
Increase (decrease) from:
Inventory and other current assets	110	(616)
Other assets	(27)	22
Accounts payable	383	769
Accrued compensation and benefits	127	—
Accrued product development expenses	3,135	1,501
Other accrued expenses	941	(145)
Deferred revenue	171	(3)
Deferred executive compensation paid	(291)	—

Net cash used in operating activities	(20,727)	(12,536)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	29,625	15,084
Purchases of marketable securities	(10,501)	(17,028)
Investment in property and equipment	(4,100)	(63)
Investment in intangible assets	(492)	(391)

Net cash provided by (used in) investing activities	14,532	(2,398)

Cash flows from financing activities:
Repayment of borrowings	(960)	(900)
Proceeds from issuance of common stock, net of issuance costs	—	40,001
Proceeds from issuance of stock pursuant to stock option and purchase plans	585	1,939

Net cash provided by (used in) financing activities	(375)	41,040

Net increase (decrease) in cash and cash equivalents	(6,570)	26,106
Cash and cash equivalents, beginning of period	18,556	51,674

Cash and cash equivalents, end of period	$11,986	$77,780

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At June 30, 2005, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2005, the aggregate fair value and amortized cost of the Company’s marketable securities were $38,183,000 and $38,258,000. Gross unrealized gains and losses were $0 and $75,000, respectively, at June 30, 2005.

At December 31, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $56,950,000 and $57,011,000. Gross unrealized gains and losses were $0 and $61,000 respectively, at December 31, 2004.

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the six months ended June 30, 2005. Changes in market values resulted in an increase in net unrealized loss of $14,000 for the six-month period ended June 30, 2005.

3. Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at June 30, 2005 and December 31, 2004:

In thousands	2005	2004

Capitalized patent and license costs	$9,288	$8,796
Less accumulated amortization	(4,420)	(4,067)
	4,868	4,729
Unvested deferred executive compensation (Note 5)	1,253	1,690
Other	90	63
	$6,211	$6,482

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. Amortization expense for intangible assets amounted to $353,000 and $345,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, capitalized patent and license costs are expensed when it is determined that such technology will not be pursued. The Company expensed $0 and $30,000 for the three months ended June 30, 2005 and 2004, respectively and $0 and $32,000 for the six months ended June 30, 2005 and 2004, respectively, in accordance with this policy.

4. Long-Term Debt

Long-term debt was comprised of the following at June 30, 2005 and December 31, 2004:

In thousands	2005	2004

Bank term note at prime rate or LIBOR +2% (average of 5.4% at June 30, 2005)	$8,615	$9,575

Less current portion	(1,920)	(1,920)
Long-term debt	$6,695	$7,655

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

The aggregate future principal payments of the above debt agreement are $960,000 for the remainder of 2005, $1.9 million in each of 2006 and 2007, and $3.9 million in 2008.

5. Executive Compensation Plan

Under the Company’s deferred executive compensation plan, participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years. Total expense related to this plan amounted to $282,000 and $253,000 for the six months ended June 30, 2005 and 2004, respectively.

6. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the six months ended June 30, 2005 and 2004, options to purchase 5,973,138 and 5,539,508 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7. Common Stock - Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering 7,000,000 shares of its common stock. The filing was declared effective on January 9, 2004. On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million. At June 30, 2005, the Company had 1,940,000 shares that remain available for issuance under this shelf registration.

On February 18, 2005, the Company filed a shelf registration statement with the SEC, which was amended on March 11, 2005, registering 9,500,000 shares of common stock. The filing was declared effective on March 14, 2005. At June 30, 2005, all 9,500,000 shares remained available for issuance under this shelf registration.

8. Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands (except per share data)	2005	2004	2005	2004

Net loss, as reported	$(14,083)	$(9,245)	$(26,429)	$(15,480)
Effect of stock options if valued at fair value	(972)	(1,097)	(1,997)	(2,102)

Pro forma net loss	$(15,055)	$(10,342)	$(28,426)	$(17,582)

Net loss per share, as reported	$(.27)	$(.18)	$(.50)	$(.31)
Effect of stock options if valued at fair value	(.02)	(.02)	(.04)	(.04)

Pro forma net loss per share	$(.29)	$(.20)	$(.54)	$(.35)

For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included risk-free interest rates of 3.9% for 2005, and 4.1% for 2004, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 110% for 2005, and 115% for 2004. Using this model, the weighted average fair value per option for all options granted in 2005 and 2004 was $6.12 and $7.47, respectively.

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

10. Litigation

NF-κB Patent Infringement Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims (“the NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (“516 Patent”) covering methods of treating human disease by regulating NF- κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On April 4, 2005, Lilly filed an ex parte request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of the ‘516 Patent. On June 8, 2005, the PTO mailed to counsel for the Plaintiffs its order granting a reexamination of the claims of the ‘516 patent. In connection with its request for reexamination of the ‘516 patent, Lilly filed a motion in the U.S. District Court on April 4, 2005 requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. On June 6, 2005, the U.S. District Court denied Lilly’s motion to stay this litigation. On June 24, 2005, the Company filed a proposed scheduling order requesting the U.S. District Court to order the parties to commence trial on December 12, 2005. The parties have agreed to a proposed scheduling order and have requested the U.S. District Court to order that the trial be set to commence on March 31, 2006. Accordingly, the parties await the U.S. District Court’s trial setting order.

The ultimate outcome of the request for reexamination and litigation cannot be determined at this time, and, as a result, no determination can be made with respect to the PTO’s allowance of the claims of the ‘516 patent in the reexamination, nor can any determination be made with respect to the validity or infringement of the claims of the ‘516 patent in the Lilly litigation, nor can an estimate of a damage award or range of awards in the Lilly litigation, if any, be made.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines to treat disease by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. Our initial disease focus is cancer, and we are developing a comprehensive approach that addresses the greatest medical need - novel therapies for aggressive and advanced-stage disease for which current treatments are inadequate. In oncology, our goal is to create a series of novel small-molecule product candidates that provide targeted and highly potent anti-cancer activity to treat both solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites. We also have an exclusive license to pioneering technology and patents related to certain NF-κB treatment methods and the discovery and development of drugs to regulate NF-κB cell-signaling activity, which may be useful in treating certain diseases. Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for use in cell biology, functional genomics, proteomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with a joint venture we had with a large pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of June 30, 2005, we had an accumulated deficit of $218.0 million and cash, cash equivalents and marketable securities of $50.2 million and working capital of $38.5 million.

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

In determining expense related to our deferred executive compensation plan and stock-based compensation to consultants, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at June 30, 2005, we would have recognized an additional $311,000 in compensation expense in the six month period ended June 30, 2005. Similarly, if the price and volatility of our common stock were 10% greater as of June 30, 2005, we would have recognized an increase of $7,000 in stock-based compensation to consultants in the six month period ended June 30, 2005.

At June 30, 2005, we reported $4.9 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during 2004 and 2003, we expensed $87,000 and $520,000, respectively, of unamortized costs related to certain intangible assets which we are not actively pursuing any longer. There were no such charges to our statement of operations in the six month period ended June 30, 2005. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

For the three months ended June 30, 2005 and 2004

Revenue

We recognized license revenue of $350,000 in the three month period ended June 30, 2005 compared to $188,000 in the three month period ended June 30, 2004. The increase in license revenue was due primarily to a license agreement into which we entered in January 2005 with Medinol to develop and commercialize stents and other medical devices to deliver our mTOR inhibitor, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $5.0 million, or 70%, from $7.1 million in the three month period ended June 30, 2004 to $12.1 million in the corresponding period in 2005. The research and development process necessary to commercialize a pharmaceutical product is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

We group our research and development (“R&D”) expenses into two major categories: direct external expenses and all other R&D expenses. Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies. These costs are accumulated and tracked by product candidate. All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts. These costs are not tracked by product candidate because the number of product candidates and projects in R&D may vary from time to time and because we utilize internal resources across multiple projects at the same time.

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

Our research and development expenses for the three month period ended June 30, 2005 as compared to the corresponding period in 2004 were as follows:

	Three months ended June 30,		Increase/
In thousands	2005	2004	(decrease)
Direct external expenses:
Clinical programs	$7,257	$1,878	$5,379
Preclinical programs	367	2,271	(1,904)
All other R&D expenses	4,469	2,953	1,516
	$12,093	$7,102	$4,991

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2005 and 2004. Direct external expenses for AP23573 increased by $5.4 million in the three-month period ended June 30, 2005 as compared to the corresponding period in 2004 due primarily to increases in clinical trial costs ($4.1 million) and manufacturing-related costs ($1.1 million). In the second quarter of 2005, we continued to enroll patients in our existing clinical trials of AP23573 and initiated new clinical trials in additional disease indications, including prostate and endometrial cancer. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials. Manufacturing costs include product and process development work, as well as the costs to produce drug product. Manufacturing costs for AP23573 increased in the three-month period ended June 30, 2005 as compared to the corresponding period in 2004 due to an increase in the quantities of drug product manufactured for the clinical trials and investments in manufacturing process development.

Through June 30, 2005, we have incurred a total of approximately $27.5 million in direct external expenses for AP23573 as a clinical program. We expect that our direct external costs for AP23573 will remain at approximately the current levels in 2005 as we continue our clinical trials on this product candidate and incur the related costs of manufacturing and other costs to support such trials.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs decreased by $1.9 million in the three month period ended June 30, 2005 as compared to the corresponding period in 2004 due primarily to the completion of certain pharmacology and toxicology studies conducted by outside contract laboratories in 2004. We expect that our direct external expenses for preclinical programs will increase in the remainder of 2005, as resources allow, as we work to move preclinical product candidates into clinical development.

All other R&D expenses increased by $1.5 million in the three month period ended June 30, 2005 as compared to the corresponding period in 2004 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments, increases in laboratory supplies and services, depreciation and amortization costs due to investments in property and equipment, and maintenance and utility costs related to our facility. We expect that all other R&D expenses will continue to increase moderately in the remainder of 2005 in support of our clinical and preclinical development programs.

The successful development of our products is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in our Form 10-K, as amended, for the fiscal year ended December 31, 2004 which has been filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our programs and the period in which material net cash inflows from any of our programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses were $2.6 million in the three month period ended June 30, 2005 as compared to $2.6 million in the corresponding period in 2004. Professional fees increased by $209,000 to $1.5 million in the three month period ended June 30, 2005 as compared to $1.2 million in the corresponding period in 2004 due primarily to costs related to business and commercial development initiatives. This increase was offset in part by a decrease in expenses related to a restricted stock grant to our Chief Executive Officer in January 2004 which was fully amortized by December 31, 2004. We expect that our general and administrative expenses will increase moderately in the remainder of 2005 as necessary to support our research and development programs.

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

Interest Income/Expense

Interest income increased by 20% to $367,000 in the three month period ended June 30, 2005 from $305,000 in the corresponding period in 2004, as a result of a higher interest yields from our securities, offset in part by a lower level of funds invested in 2005.

Interest expense increased by 51% to $107,000 in the three month period ended June 30, 2005 from $71,000 in the corresponding period in 2004, as a result of higher interest rates in 2005 and higher average loan balances.

Operating Results

We reported a loss from operations of $14.3 million in the three month period ended June 30, 2005 compared to a loss from operations of $9.5 million in the corresponding period in 2004, an increase in loss of $4.9 million, or 51%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations will increase moderately through the remainder of 2005 due to the expected research and development expenses and general and administrative expenses described above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations or partnerships for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $14.1 million in the three month period ended June 30, 2005 compared to a net loss of $9.2 million in the corresponding period in 2004, an increase in net loss of $4.8 million or 52%, and a net loss per share of $0.27 and $0.18, respectively.

Results of Operations

For the six months ended June 30, 2005 and 2004

Revenue

We recognized license revenue of $654,000 in the six month period ended June 30, 2005 compared to $378,000 in the six month period ended June 30, 2004. The increase in license revenue was due primarily to a license agreement into which we entered in January 2005 with Medinol to develop and commercialize stents and other medical devices to deliver our mTOR inhibitor, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $11.3 million, or 99%, from $11.4 million in the six month period ended June 30, 2004 to $22.7 million in the corresponding period in 2005.

Our research and development expenses for the six month period ended June 30, 2005 as compared to the corresponding period in 2004 were as follows:

	Six months ended June 30,		Increase/
In thousands	2005	2004	(decrease)
Direct external expenses:
Clinical programs	$13,406	$2,635	$10,771
Preclinical programs	804	3,158	(2,354)
All other R&D expenses	8,537	5,642	2,895
	$22,747	$11,435	$11,312

Direct external expenses for AP23573, our sole clinical program in 2005 and 2004, increased by $10.8 million in the six month period ended June 30, 2005 as compared to the corresponding period in 2004 due primarily to increases in clinical trial costs ($6.4 million) and manufacturing-related costs ($4.0 million). In 2005, we continued to enroll patients in our existing clinical trials of AP23573 and initiated new clinical trials in additional disease indications, including prostate and endometrial cancer. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials. Manufacturing costs for AP23573 increased in the six month period ended June 30, 2005 as compared to the corresponding period in 2004 due to an increase in the quantities of drug product manufactured for the clinical trials and investments in manufacturing process development.

Direct external expenses for preclinical programs decreased by $2.4 million in the six month period ended June 30, 2005 as compared to the corresponding period in 2004 due primarily to the completion of certain pharmacology and toxicology studies conducted by outside contract laboratories in 2004.

All other R&D expenses increased by $2.9 million in the six month period ended June 30, 2005 as compared to the corresponding period in 2004 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments, increases in laboratory supplies and services, depreciation and amortization costs due to investments in property and equipment, and maintenance and utility costs related to our facility.

General and Administrative Expenses

General and administrative expenses increased 3% to $4.9 million in the six month period ended June 30, 2005 from $4.8 million in the corresponding period in 2004. Professional fees increased by $453,000 to $2.6 million in the six month period ended June 30, 2005 as compared to $2.2 million in the corresponding period in 2004 due primarily to costs related to business and commercial development initiatives. This increase was offset in part by a decrease in expenses related to a restricted stock grant to our Chief Executive Officer in January 2004 which was fully amortized by December 31, 2004.

Interest Income/Expense

Interest income increased by 53% to $761,000 in the six month period ended June 30, 2005 from $497,000 in the corresponding period in 2004, as a result of a higher level of funds invested and higher interest yields from our securities in 2005.

Interest expense increased by 32% to $181,000 in the six month period ended June 30, 2005 from $137,000 in the corresponding period in 2004, as a result of higher average loan balances and higher interest rates in 2005.

Operating Results

We reported a loss from operations of $27.0 million in the six month period ended June 30, 2005 compared to a loss from operations of $15.8 million in the corresponding period in 2004, an increase in loss of $11.2 million, or 71%. Such increase was due primarily to the increases in operating expenses noted above.

We reported a net loss of $26.4 million in the six month period ended June 30, 2005 compared to a net loss of $15.5 million in the corresponding period in 2004, an increase in net loss of $10.9 million or 71%, and a net loss per share of $0.50 and $0.31, respectively.

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

Sources of Funds

During the six months ended June 30, 2005, we realized net cash from sales and issuances of our common stock of $585,000 solely from issuances of common stock pursuant to our stock option and employee stock purchase plans. This compares to $41.9 million realized in the same period in 2004, due primarily to the completion of an underwritten public offering on March 29, 2004 under which we realized net proceeds of $40.0 million.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. Our uses of cash were as follows

	Six Months Ended June 30,
In thousands	2005	2004

Net cash used in operating activities	$20,727	$12,536
Repayment of borrowings	960	900
Investment in intangible assets	492	391
Investment in property and equipment	4,100	63
	$26,279	$13,890

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the six months ended June 30, 2005 increased by $10.9 million as compared to the corresponding period in 2004 due primarily to the costs of advancing our product candidates through preclinical and clinical phases of development. However, as a result of increases in our accounts payable and accrued expenses from December 31, 2004 to June 30, 2005, our net cash used in operating activities increased by only $8.2 million for the six months ended June 30, 2005 compared with the corresponding period in 2004. Also, as noted above, we expect that our loss from operations will increase moderately throughout the remainder of 2005 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities. We expect that our capital expenditures will decrease in the second half of 2005 as compared to the six month period ended June 30, 2005 due to the substantial completion as of June 30, 2005 of building renovation and information technology upgrade projects, which had commenced in the second half of 2004.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of June 30, 2005:

			Payments Due By Period
	Total	In 2005	2006 through 2008	2009 through 2010	After 2010

Long-term debt*	$8,615	$960	$7,655	$—	$—

Operating leases, net of sub-leases	1,146	275	871	—	—

Other long-term obligations **	6,167	1,584	3,988	230	365

Total fixed contractual obligations	$15,928	$2,819	$12,514	$230	$365

* Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 5.4%, our average interest rate on our debt at June 30, 2005, over the remaining term of the debt, our interest expense would total approximately $219,000 for the remainder of 2005 and $668,000 in the period 2006 through 2008.

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

Liquidity

At June 30, 2005, we had cash, cash equivalents and marketable securities totaling $50.2 million and working capital of $38.5 million compared to cash, cash equivalents and marketable securities totaling $75.5 million and working capital of $68.9 million at December 31, 2004.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios. We have available 11,440,000 shares of our common stock under currently effective shelf registration statements which may be sold to raise capital.

At our current level of spending, we believe that our cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements into the third quarter of 2006. However, there are numerous factors that are likely to affect our spending levels including the anticipated initiation of the initial registration trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if any, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to commercialize AP23573 outside the U.S., the status of our in-house efforts to prepare for the potential launch of AP23573 in the U.S., the progress of our preclinical programs, and developments in our NF-κB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan,”“believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully enroll and conduct preclinical and clinical studies of product candidates, risks and uncertainties regarding our ability to manufacture our product candidates on a commercial scale or to supply our product candidates to collaborators, risks and uncertainties regarding our and our collaborator’s ability to successfully enroll and conduct preclinical and clinical studies of product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future result or lead to regulatory approval of any of our or any collaborator’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and any collaborator’s product candidates, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004, which has been filed with the SEC. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at June 30, 2005, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of June 30, 2005, in the event of a hypothetical 10% increase (decrease) in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $311,000 of additional (less) compensation expense.

At June 30, 2005, we had $8.6 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (62.5 basis points), we would incur approximately $48,000 of additional interest expense per year based on expected balances over the next twelve months.

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

On April 4, 2005, defendant Eli Lilly and Company (“Lilly”) filed an ex parte request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of U.S. Patent No. 6,410,516 (“516 Patent”). On June 8, 2005, the PTO mailed to counsel for the Plaintiffs its order granting a reexamination of the claims of the ‘516 patent. In connection with its request for reexamination of the ‘516 patent, Lilly filed a motion in the U.S. District Court on April 4, 2005 requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. On June 6, 2005, the U.S. District Court denied Lilly’s motion to stay this litigation. On June 24, 2005, the Company filed a proposed scheduling order requesting the U.S. District Court to order the parties to commence trial on December 12, 2005. The parties have agreed to a proposed scheduling order and have requested the U.S. District Court to order that the trial be set to commence on March 31, 2006. Accordingly, the parties await the U.S. District Court’s trial setting order.

The ultimate outcome of the request for reexamination and litigation cannot be determined at this time, and, as a result, no determination can be made with respect to the PTO’s allowance of the claims of the ‘516 patent in the reexamination, nor can any determination be made with respect to the validity or infringement of the claims of the ‘516 patent in the Lilly litigation, nor can an estimate of a damage award or range of awards in the Lilly litigation, if any, be made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 16, 2005. Of 52,876,589 shares of common stock issued and outstanding and eligible to vote as of the record date of April 21, 2005, a quorum of 43,686,124 shares or 83% of the eligible shares, was present in person or represented by proxy. The following actions were taken at such meeting.

(a) Reelection of the following Class 2 Directors of the Company.

	Voted For	Withhold Authority
Jay R. LaMarche	42,741,940	944,184
Sandford D. Smith	42,746,342	939,782
Elizabeth H.S. Wyatt	43,465,417	220,707

After the meeting, Athanase Lavidas, Ph.D., Peter J. Nelson and Mary C. Tanner continued to serve as Class 1 Directors of the Company for terms which expire in 2007 and until their successors are duly elected and qualified. Harvey J. Berger, M.D., Michael D. Kishbauch and Burton E. Sobel, M.D. continued to serve as Class 3 Directors of the Company for terms which expire in 2006 and until their successors are duly elected and qualified.

(b) Ratification of the selection of the Audit Committee of the Board of Directors of Deloitte & Touche, LLP as our independent registered public accounting firm for the year ending December 31, 2005. The voting results were 42,744,506 votes for, 888,942 votes against, and 52,676 votes abstaining.

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

ARIAD Pharmaceuticals, Inc. (Registrant)

By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

Date: August 1, 2005	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Senior Vice President, Finance and Corporate Operations and Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.