Form 10-Q
period 2005-09-30
ARIAD PHARMACEUTICALS INC
filed 2005-11-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes |X|     No |  |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|     No |  |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).
Yes |  |     No |X|

The number of shares of the Registrant’s common stock outstanding as of October 31, 2005 was 61,638,129.

ARIAD PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$69,464	$18,556
Marketable securities	26,362	56,950
Inventory and other current assets	1,439	1,965

Total current assets	97,265	77,471

Property and equipment:
Leasehold improvements	16,942	12,693
Equipment and furniture	9,394	6,525
Construction in progress	—	2,049

Total	26,336	21,267
Less accumulated depreciation and amortization	(19,306)	(18,031)

Property and equipment, net	7,030	3,236

Intangible and other assets, net	5,921	6,482

Total assets	$110,216	$87,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	2,177	2,129
Accrued compensation and benefits	662	310
Accrued product development expenses	8,163	2,934
Other accrued expenses	2,045	591
Deferred revenue - current portion	894	713

Total current liabilities	15,861	8,597

Long-term debt	6,215	7,655

Deferred revenue	72	404

Deferred executive compensation	2,522	3,093

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 61,625,870 shares in 2005 and 52,688,673 shares in 2004	62	53
Additional paid-in capital	318,339	259,122
Deferred compensation	(166)	(58)
Accumulated other comprehensive loss	(50)	(61)
Accumulated deficit	(232,639)	(191,616)

Total stockholders’ equity	85,546	67,440

Total liabilities and stockholders’ equity	$110,216	$87,189

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

License revenue	$321	$185	$975	$563

Operating expenses:
Research and development	12,381	7,401	35,128	18,836
General and administrative	2,892	2,386	7,808	7,169

Total operating expenses	15,273	9,787	42,936	26,005

Loss from operations	(14,952)	(9,602)	(41,961)	(25,442)

Other income (expense):
Interest income	474	281	1,236	778
Interest expense	(116)	(58)	(298)	(195)

Total other income, net	358	223	938	583

Net loss	$(14,594)	$(9,379)	$(41,023)	$(24,859)

Net loss per share	$(.25)	$(.18)	$(.75)	$(.49)

Weighted-average number of shares of common stock outstanding	57,662,708	52,544,234	54,474,950	50,840,247

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
In thousands	2005	2004
Cash flows from operating activities:
Net loss	$(41,023)	$(24,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,323	751
Deferred executive compensation expense	453	1,022
Stock-based compensation	408	517
Increase (decrease) from:
Inventory and other current assets	525	(857)
Other assets	(8)	25
Accounts payable	48	2,025
Accrued compensation and benefits	352	(201)
Accrued product development expenses	5,229	3,136
Other accrued expenses	1,454	(184)
Deferred revenue	(151)	(188)
Deferred executive compensation paid	(445)	(137)

Net cash used in operating activities	(31,835)	(18,950)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	47,812	16,590
Purchases of marketable securities	(16,687)	(18,534)
Investment in property and equipment	(5,069)	(761)
Investment in intangible assets	(584)	(516)

Net cash provided by (used in) investing activities	25,472	(3,221)

Cash flows from financing activities:
Repayment of borrowings	(1,440)	(1,350)
Proceeds from issuance of common stock, net of issuance costs	57,860	40,001
Proceeds from issuance of stock pursuant to stock option and purchase plans	850	2,169

Net cash provided by financing activities	57,270	40,820

Net increase in cash and cash equivalents	50,907	18,649
Cash and cash equivalents, beginning of period	18,556	51,674

Cash and cash equivalents, end of period	$69,464	$70,323

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At September 30, 2005, all of the Company’s marketable securities consisted of United States government or agency securities.

At September 30, 2005, the aggregate fair value and amortized cost of the Company’s marketable securities were $26,362,000 and $26,412,000, respectively. Gross unrealized gains and losses were $1,000 and $51,000, respectively, at September 30, 2005.

At December 31, 2004, the aggregate fair value and amortized cost of the Company’s marketable securities were $56,950,000 and $57,011,000, respectively. Gross unrealized gains and losses were $0 and $61,000 respectively, at December 31, 2004.

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the nine months ended September 30, 2005. Changes in market values resulted in a decrease in net unrealized loss of $11,000 for the nine-month period ended September 30, 2005.

3. Intangible and Other Assets

Intangible and other assets, net, was comprised of the following at September 30, 2005 and December 31, 2004:

In thousands	2005	2004

Capitalized patent and license costs	$9,342	$8,796
Less accumulated amortization	(4,604)	(4,067)
	4,738	4,729
Unvested deferred executive compensation (Note 5)	1,111	1,690
Other	72	63
	$5,921	$6,482

The cost of purchased patents, costs incurred in filing patent applications and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the period to which they relate. Amortization expense for intangible assets amounted to $537,000 and $522,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, capitalized patent and license costs are expensed when it is determined that such technology will not be pursued. The Company expensed $38,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively, and $38,000 and $57,000 for the nine months ended September 30, 2005 and 2004, respectively, in accordance with this policy.

4. Long-Term Debt

Long-term debt was comprised of the following at September 30, 2005 and December 31, 2004:

In thousands	2005	2004

Bank term note at prime rate or LIBOR +2% (average of 5.6% at September 30, 2005)	$8,135	$9,575

Less current portion	(1,920)	(1,920)
Long-term debt	$6,215	$7,655

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

The aggregate future principal payments of the above debt agreement are $480,000 for the remainder of 2005, $1.9 million in each of 2006 and 2007, and $3.9 million in 2008.

5. Executive Compensation Plan

Under the Company’s deferred executive compensation plan (the “1997 Plan”), participants may be granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years. Total expense related to this plan amounted to $453,000 and $516,000 for the nine months ended September 30, 2005 and 2004, respectively.

Effective in October 2005, the Company established a new deferred executive compensation plan (the “2005 Plan”) and amended the 1997 Plan to meet the new requirements of Section 409A of the Internal Revenue Code. Under the 2005 Plan, the Company may grant deferred performance-based or ad hoc bonuses to its executive officers, key employees and key advisors. Such awards will include vesting and payment provisions, as provided under the terms of the 2005 Plan. The value of amounts deferred under the 2005 Plan will be based on the actual performance of investments designated by the Company from time to time. In October 2005, the Company made awards under the 2005 Plan in the aggregate amount of $962,000, which will vest over 4 years. The Company will recognize expense related to these awards over the vesting period.

6. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the nine months ended September 30, 2005 and 2004, options to purchase 5,992,644 and 6,095,508 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

7. Common Stock - Sale of Shares and Shelf Registration

On December 19, 2003, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) registering 7,000,000 shares of its common stock. The filing was declared effective on January 9, 2004. On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of approximately $40.0 million. At September 30, 2005, the Company had 1,940,000 shares that remain available for issuance under this shelf registration.

On February 18, 2005, the Company filed a shelf registration statement with the SEC, which was amended on March 11, 2005, registering 9,500,000 shares of common stock. The filing was declared effective on March 14, 2005. On August 10, 2005 and August 18, 2005, the Company sold an aggregate of 8,625,000 of these registered shares in an underwritten public offering at a price of $7.20 per share for net proceeds of approximately $57.9 million. At September 30, 2005, the Company had 875,000 shares that remain available for issuance under this shelf registration.

Lehman Brothers served as the sole-book running manager for both our March 2004 and August 2005 public offerings, for which it received underwriting discounts and commissions of $1,399,090 and $2,018,250, respectively. The spouse of a member of our Board of Directors is a vice chairman of Lehman Brothers. We believe the transactions with Lehman Brothers were entered into on terms no less favorable to us than we could have obtained from unaffiliated third parties.

8. Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. On a pro forma basis, had the Company used the fair value method to measure compensation for all stock options, the net loss and net loss per share would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

In thousands (except per share data)	2005	2004	2005	2004

Net loss, as reported	$(14,594)	$(9,379)	$(41,023)	$(24,859)
Effect of stock options if valued at fair value	(2,006)	(994)	(2,978)	(3,096)

Pro forma net loss	$(16,600)	$(10,373)	$(44,001)	$(27,955)

Net loss per share, as reported	$(.25)	$(.18)	$(.75)	$(.49)
Effect of stock options if valued at fair value	(.03)	(.02)	(.05)	(.06)

Pro forma net loss per share	$(.28)	$(.20)	$(.80)	$(.55)

For purposes of calculating the above disclosure, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model included risk-free interest rates of 4.05% for 2005, and 3.7% for 2004, expected lives of the option grants ranging from one to six years and expected rates of volatility for the underlying stock of 109% for 2005, and 115% for 2004. Using this model, the weighted average fair value per option for all options granted in 2005 and 2004 was $6.15 and $6.00, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No.25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. On April 21, 2005, the SEC amended Regulation S-X to modify the effective date of SFAS No. 123(R) and, as a result, the Company will be required to adopt SFAS No. 123(R) as of January 1, 2006. The Company has not yet determined the impact of adoption of SFAS No. 123(R) on its consolidated financial statements.

9. Litigation

NF-κB Patent Infringement Litigation and Reexamination

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims (“the NF-kB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”) covering methods of treating human disease by regulating NF-kB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On April 4, 2005, Lilly filed an ex parte request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of the ‘516 Patent. On June 8, 2005, the PTO mailed to counsel for the patentees of the ‘516 Patent its Order granting a reexamination of all of the claims of the ‘516 Patent. On August 4, 2005, counsel for the patentees of the ‘516 Patent filed a Petition requesting the PTO to vacate its Order granting reexamination of the ‘516 Patent and a Petition requesting the PTO to stay its reexamination (“Patentee’s Petitions”). On October 6, 2005, the PTO mailed to counsel for patentees of the ‘516 Patent its Decision denying Patentee’s Petitions.

In connection with its request for reexamination of the ‘516 patent, Lilly filed a motion in the U.S. District Court on April 4, 2005 requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. On June 6, 2005, the U.S. District Court denied Lilly’s motion. On August 8, 2005, the U.S. District Court entered an order setting a pretrial conference in this case for February 21, 2006 and setting trial to commence on April 10, 2006.

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

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the discovery and development of breakthrough medicines to treat disease by regulating cell signaling with small molecules. Breakthrough medicines are products, created de novo, that may be used to treat diseases in innovative ways. Our initial disease focus is cancer, and we are developing a comprehensive approach that addresses the greatest medical need - novel therapies for aggressive and advanced-stage disease for which current treatments are inadequate. In oncology, our goal is to create a series of novel small-molecule product candidates that provide targeted and highly potent anti-cancer activity to treat both solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites. Medinol Ltd. (“Medinol”) is also developing stents to deliver our lead cancer product candidate to prevent reblockage at sites of vascular injury following stent-assisted angioplasty. We also have an exclusive license to pioneering technology and patents related to certain NF-κB treatment methods and the discovery and development of drugs to regulate NF-κB cell-signaling activity, which may be useful in treating certain diseases. Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, providing versatile tools for use in cell biology, functional genomics, proteomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a large pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of September 30, 2005, we had an accumulated deficit of $232.6 million and cash, cash equivalents and marketable securities of $95.8 million and working capital of $81.4 million.

General

Our operating losses are primarily due to the costs associated with our pharmaceutical product development programs, personnel and intellectual property protection and enforcement. As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support. These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors. Costs associated with our intellectual property include legal fees and other costs to prosecute, maintain, protect and enforce our intellectual property, which can fluctuate from quarter to quarter depending on the status of patent issues being pursued.

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have, most recently, relied primarily on the capital markets as our source of funding. In March 2004, we raised approximately $40.0 million, and in August 2005, we raised approximately $57.9 million, through underwritten public offerings of our common stock. We also utilize long-term debt to supplement our funding, particularly as a means to fund investment in property and equipment and infrastructure needs. In addition, we may seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of deferred compensation benefits for executives and key employees, stock-based compensation to consultants, and the carrying value of intangible assets.

In determining expense related to our deferred executive compensation plan and stock-based compensation to consultants, recorded balances are adjusted at each reporting period to reflect fair value utilizing the Black-Scholes option pricing model that takes into account, among other things, the price and volatility of our common stock or other underlying securities, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in those factors can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying securities in our executive deferred compensation plan were 10% higher at September 30, 2005, we would have recognized an additional $283,000 in compensation expense in the nine month period ended September 30, 2005. Similarly, if the price and volatility of our common stock were 10% greater as of September 30, 2005, we would have recognized an increase of $9,000 in stock-based compensation to consultants in the nine month period ended September 30, 2005.

At September 30, 2005, we reported $4.7 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during 2005, 2004 and 2003, we expensed $38,000, $87,000 and $520,000, respectively, of unamortized costs related to certain intangible assets which we are not actively pursuing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Results of Operations

For the three months ended September 30, 2005 and 2004

Revenue

We recognized license revenue of $321,000 in the three month period ended September 30, 2005, compared to $185,000 in the corresponding period in 2004. The increase in license revenue was due primarily to a license agreement into which we entered in January 2005 with Medinol to develop and commercialize stents and other medical devices to deliver our lead product candidate, AP23573, to prevent reblockage of injured vessels following stent-assisted angioplasty.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $5.0 million, or 67%, to $12.4 million in the three month period ended September 30, 2005, compared to $7.4 million in the corresponding period in 2004. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our research and development expenses for the three month period ended September 30, 2005, as compared to the corresponding period in 2004, were as follows:

	Three months ended September 30,		Increase/
In thousands	2005	2004	(decrease)
Direct external expenses:
Clinical programs	$7,173	$4,063	$3,110
Preclinical programs	219	69	150
All other R&D expenses	4,989	3,269	1,720
	$12,381	$7,401	$4,980

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2005 and 2004. Direct external expenses for AP23573 increased by $3.1 million in the three-month period ended September 30, 2005, as compared to the corresponding period in 2004, due primarily to increases in clinical trial costs of $3.0 million. In the third quarter of 2005, we continued to enroll patients in our existing clinical trials of AP23573. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials.

Through September 30, 2005, we have incurred a total of approximately $34.7 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase in the fourth quarter of 2005 and during 2006 as we continue to expand our clinical trials for this product candidate.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs increased by $150,000 in the three month period ended September 30, 2005 as compared to the corresponding period in 2004 due primarily to the conduct in 2005 of additional studies related to these programs. We expect that our direct external expenses for preclinical programs will increase in the remainder of 2005 and during 2006 as we continue to move these programs forward in development.

All other R&D expenses increased by $1.7 million in the three month period ended September 30, 2005 as compared to the corresponding period in 2004 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments, increases in laboratory supplies and services, depreciation and amortization costs due to investments in property and equipment, and maintenance and utility costs related to our facility. We expect that all other R&D expenses will continue to increase in the remainder of 2005 and during 2006 in support of our clinical and preclinical development programs.

The successful development of our products is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in our Form 10-K, as amended, for the fiscal year ended December 31, 2004, which has been filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses were $2.9 million in the three month period ended September 30, 2005, as compared to $2.4 million in the corresponding period in 2004. Professional fees increased by $535,000 to $1.5 million in the three month period ended September 30, 2005 as compared to $997,000 in the corresponding period in 2004, due primarily to costs related to business and commercial development initiatives. This increase was offset in part by a decrease in expenses related to a restricted stock grant to our Chief Executive Officer in January 2004 which was fully amortized by December 31, 2004. We expect that our general and administrative expenses will continue to increase in the remainder of 2005 and during 2006 as necessary to support our research and development programs.

We expect that our operating expenses in total will increase in the remainder of 2005 and during 2006 for the reasons described above, and such increases could be substantial given the anticipated expansion of our clinical trials for AP23573. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and our ability to raise funding through equity offerings, collaborations, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased to $474,000 in the three month period ended September 30, 2005 from $281,000 in the corresponding period in 2004, as a result of a higher interest yields from our securities, offset in part by a lower average balance of funds invested in 2005.

Interest expense increased to $116,000 in the three month period ended September 30, 2005 from $58,000 in the corresponding period in 2004, as a result of higher interest rates in 2005 and higher average loan balances.

Operating Results

We reported a loss from operations of $15.0 million in the three month period ended September 30, 2005 compared to a loss from operations of $9.6 million in the corresponding period in 2004, an increase in loss of $5.4 million, or 56%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations will continue to increase in the remainder of 2005 and during 2006 due to the expected increases in research and development expenses and general and administrative expenses described above. Such increases could be substantial. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $14.6 million in the three month period ended September 30, 2005, compared to a net loss of $9.4 million in the corresponding period in 2004, an increase in net loss of $5.2 million or 56%, and a net loss per share of $0.25 and $0.18, respectively.

Results of Operations

For the nine months ended September 30, 2005 and 2004

Revenue

We recognized license revenue of $975,000 in the nine month period ended September 30, 2005, compared to $563,000 in the corresponding period of 2004. The increase in license revenue was due primarily to a license agreement into which we entered in January 2005 with Medinol to develop and commercialize stents and other medical devices to deliver our AP23573 to prevent reblockage of injured vessels following stent-assisted angioplasty.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $16.3 million, or 86%, to 35.1 million in the nine month period ended September 30, 2005, compared to $18.8 million in the corresponding period in 2004.

Our research and development expenses for the nine month period ended September 30, 2005, as compared to the corresponding period in 2004, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2005	2004	(decrease)
Direct external expenses:
Clinical programs	$20,580	$6,700	$13,880
Preclinical programs	1,023	3,225	(2,202)
All other R&D expenses	13,525	8,911	4,614
	$35,128	$18,836	$16,292

Direct external expenses for AP23573, our sole clinical program in 2005 and 2004, increased by $13.9 million in the nine month period ended September 30, 2005 as compared to the corresponding period in 2004 due primarily to increases in clinical trial costs of $9.5 million and manufacturing-related costs of $4.0 million. In 2005, we continued to enroll patients in our existing clinical trials of AP23573 and initiated new clinical trials in additional disease indications, including prostate and endometrial cancer. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials. Manufacturing costs for AP23573 increased in the nine month period ended September 30, 2005, as compared to the corresponding period in 2004, due to an increase in the quantities of drug product manufactured for the clinical trials and investments in manufacturing process development.

Direct external expenses for preclinical programs decreased by $2.2 million in the nine month period ended September 30, 2005, as compared to the corresponding period in 2004, due primarily to the completion of certain pharmacology and toxicology studies conducted by outside contract laboratories in 2004.

All other R&D expenses increased by $4.6 million in the nine month period ended September 30, 2005, as compared to the corresponding period in 2004, due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments, increases in laboratory supplies and services, depreciation and amortization costs due to investments in property and equipment, and maintenance and utility costs related to our facility.

General and Administrative Expenses

General and administrative expenses increased to $7.8 million in the nine month period ended September 30, 2005 from $7.2 million in the corresponding period in 2004. Professional fees increased by $988,000 to $4.2 million in the nine month period ended September 30, 2005 as compared to $3.2 million in the corresponding period in 2004, due primarily to costs related to business and commercial development initiatives. This increase was offset in part by a decrease in expenses related to a restricted stock grant to our Chief Executive Officer in January 2004 which was fully amortized by December 31, 2004.

Interest Income/Expense

Interest income increased to $1.2 million in the nine month period ended September 30, 2005 from $778,000 in the corresponding period in 2004, as a result of a higher level of funds invested and higher interest yields from our securities in 2005, offset in part by lower average balances of funds invested.

Interest expense increased to $298,000 in the nine month period ended September 30, 2005 from $195,000 in the corresponding period in 2004, as a result of higher average loan balances and higher interest rates in 2005.

Operating Results

We reported a loss from operations of $42.0 million in the nine month period ended September 30, 2005, compared to a loss from operations of $25.4 million in the corresponding period in 2004, an increase in loss of $16.6 million, or 65%. Such increase was due primarily to the increases in operating expenses noted above.

We reported a net loss of $41.0 million in the nine month period ended September 30, 2005, compared to a net loss of $24.9 million in the corresponding period in 2004, an increase in net loss of $16.1 million or 65%, and a net loss per share of $0.75 and $0.49, respectively.

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

Sources of Funds

For the nine months ended September 30, 2005 and 2004, our sources of funds were as follows:

	Nine Months Ended September 30,
In thousands	2005	2004

Sales of common stock pursuant to underwritten public offerings	$57,860	$40,001
Issuances of common stock pursuant to stock option and purchase plans	850	2,169
	$58,710	$42,170

In August 2005 and March 2004, we completed underwritten public offerings of our common stock from which we realized net proceeds of approximately $57.9 million and $40.0 million, respectively. In addition, we issued shares of our common stock upon exercise of outstanding stock options under our stock option plans and pursuant to our employee stock purchase plan.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the nine months ended September 30, 2005 and 2004, our uses of funds were as follows:

	Nine Months Ended September 30,
In thousands	2005	2004

Net cash used in operating activities	$31,835	$18,950
Repayment of borrowings	1,440	1,350
Investment in intangible assets	584	516
Investment in property and equipment	5,069	761
	$38,928	$21,577

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the nine months ended September 30, 2005 increased by $16.1 million, as compared to the corresponding period in 2004, due primarily to the costs of advancing our product candidates through preclinical and clinical phases of development. However, as a result of increases in our accounts payable and accrued expenses from December 31, 2004 to September 30, 2005, our net cash used in operating activities increased by only $12.9 million for the nine months ended September 30, 2005, compared with the corresponding period in 2004. Also, as noted above, we expect that our loss from operations will increase in the remainder of 2005 and during 2006 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities. We expect that our capital expenditures will increase over the remainder of 2005 as we complete additional building improvements in our laboratory and office facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of September 30, 2005:

In thousands		Payments Due By Period
	Total	In 2005	2006 through 2008	2009 through 2010	After 2010

Long-term debt*	$8,135	$480	$7,655	$—	$—

Operating leases, net of sub-leases	1,008	137	871	—	—

Other long-term obligations **	9,661	812	8,254	230	365

Total fixed contractual obligations	$18,804	$1,429	$16,780	$230	$365

* Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 5.6%, our average interest rate on our debt at September 30, 2005, over the remaining term of the debt, our interest expense would total approximately $147,000 for the remainder of 2005 and $682,000 in the period 2006 through 2008.

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

Liquidity

At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $95.8 million and working capital of $81.4 million, compared to cash, cash equivalents and marketable securities totaling $75.5 million and working capital of $68.9 million at December 31, 2004.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios. We have available 2,815,000 shares of our common stock under currently effective shelf registration statements, which may be sold to raise capital.

We believe that our cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements into 2007. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of the initial registration trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to commercialize AP23573 outside of the U.S., the status of our in-house efforts to prepare for the potential launch of AP23573 in the U.S., the progress of our preclinical programs, and developments in our NF-kB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at September 30, 2005, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants, in lieu of a cash bonus, an option to purchase certain designated mutual funds at a discount equal to the amount of the bonus. These deferred compensation arrangements are accounted for as derivatives under SFAS No. 133. The fair value of the derivatives is reflected as a liability on our balance sheet. As of September 30, 2005, in the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds and after giving effect to the related volatility change, we would incur approximately $283,000 of additional compensation expense.

At September 30, 2005, we had $8.1 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (67.5 basis points), we would incur approximately $48,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation and Reexamination

The information contained in Part II, Item 1 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (File No. 0-21826) is incorporated by reference.

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court”) against Eli Lilly and Company (“Lilly”) alleging infringement upon issuance of certain claims (“the NF-kB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “’516 Patent”) covering methods of treating human disease by regulating NF-kB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

On April 4, 2005, Lilly filed an ex parte request in the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of certain claims of the ’516 Patent. On June 8, 2005, the PTO mailed to counsel for the patentees of the ‘516 Patent its Order granting a reexamination of all of the claims of the ‘516 Patent. On August 4, 2005, counsel for the patentees of the ‘516 Patent filed a Petition requesting the PTO to vacate its Order granting reexamination of the ‘516 Patent and a Petition requesting the PTO to stay its reexamination (“Patentee’s Petitions”). On October 6, 2005, the PTO mailed to counsel for patentees of the ‘516 Patent its Decision denying Patentee’s Petitions.

In connection with its request for reexamination of the ‘516 patent, Lilly filed a motion in the U.S. District Court on April 4, 2005 requesting a stay of the NF-κB patent infringement litigation by the Court pending reexamination of the ‘516 Patent by the PTO. On June 6, 2005, the U.S. District Court denied Lilly’s motion. On August 8, 2005, the U.S. District Court entered an order setting a pretrial conference in this case for February 21, 2006 and setting trial to commence on April 10, 2006.

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

ITEM 6. EXHIBITS

10.1	ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan.
10.2	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan.
10.3	ARIAD Pharmaceuticals, Inc. Amended and Restated 2001 Stock Plan.
10.4	Executive Bonus and Stock Option Arrangements.
10.5	Director Compensation Arrangements.
10.6
Amendment to Employment Agreements, as of October 4, 2005, between ARIAD Pharmaceuticals, Inc. and each of Laurie A. Allen, Esq., Camille L. Bedrosian, M.D., David L. Berstein, Esq., Timothy P. Clackson, Ph.D., Edward M. Fitzgerald and John D. Iuliucci, Ph.D.

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
Edward M. Fitzgerald
Senior Vice President, Finance and Corporate Operations
and Chief Financial Officer
(Duly authorized officer, principal financial officer
Date: November 8, 2005		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1	ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan.
10.2	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan.
10.3	ARIAD Pharmaceuticals, Inc. Amended and Restated 2001 Stock Plan.
10.4	Executive Bonus and Stock Option Arrangements.
10.5	Director Compensation Arrangements.
10.6
Amendment to Employment Agreements, as of October 4, 2005, between ARIAD Pharmaceuticals, Inc. and each of Laurie A. Allen, Esq., Camille L. Bedrosian, M.D., David L. Berstein, Esq., Timothy P. Clackson, Ph.D., Edward M. Fitzgerald and John D. Iuliucci, Ph.D.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.