Form 10-Q
period 2006-03-31
ARIAD PHARMACEUTICALS INC
filed 2006-05-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of April 28, 2006 was 62,097,526.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,643	$25,453
Marketable securities	45,412	56,063
Inventory and other current assets	2,309	2,225

Total current assets	70,364	83,741

Property and equipment:
Leasehold improvements	17,826	17,840
Equipment and furniture	10,266	9,908

Total	28,092	27,748
Less accumulated depreciation and amortization	(20,901)	(20,022)

Property and equipment, net	7,191	7,726

Intangible and other assets, net	4,557	4,707

Total assets	$82,112	$96,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	3,439	3,961
Accrued compensation and benefits	844	497
Accrued product development expenses	8,685	8,444
Other accrued expenses	1,541	2,097
Deferred revenue - current portion	843	851

Total current liabilities	17,272	17,770

Long-term debt	5,255	5,735

Deferred revenue	127	24

Deferred executive compensation	1,275	1,267

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 62,021,469 shares in 2006 and 61,698,129 shares in 2005	62	62
Additional paid-in capital	320,601	318,684
Deferred compensation		(246)
Accumulated other comprehensive loss	(24)	(24)
Accumulated deficit	(262,456)	(247,098)

Total stockholders’ equity	58,183	71,378

Total liabilities and stockholders’ equity	$82,112	$96,174

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
In thousands, except share and per share data	Three Months Ended March 31,
	2006	2005

License revenue	$229	$304

Operating expenses:
Research and development	11,674	10,654
General and administrative	4,456	2,316

Total operating expenses	16,130	12,970

Loss from operations	(15,901)	(12,666)

Other income (expense):
Interest income	664	394
Interest expense	(121)	(74)

Total other income, net	543	320

Net loss	$(15,358)	$(12,346)

Net loss per share	$(.25)	$(.23)

Weighted-average number of shares of common stock outstanding	61,728,913	52,807,513

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	2005
In thousands

Cash flows from operating activities:
Net loss	$(15,358)	$(12,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701	347
Deferred executive compensation expense	220	82
Stock-based compensation	1,176	155
Increase (decrease) from:
Inventory and other current assets	(84)	(112)
Other assets	6	(69)
Accounts payable	(522)	(1,124)
Accrued compensation and benefits	347	161
Accrued product development expenses	241	1,526
Other accrued expenses	(556)	713
Deferred revenue	96	521
Deferred executive compensation paid	(212)

Net cash used in operating activities	(13,945)	(10,146)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	22,831	9,625
Purchases of marketable securities	(11,640)	(8,501)
Investment in property and equipment	(354)	(1,723)
Investment in intangible assets	(208)	(213)

Net cash provided by (used in) investing activities	10,629	(812)

Cash flows from financing activities:
Repayment of borrowings	(480)	(480)
Proceeds from issuance of stock pursuant to stock option and purchase plans	986	295

Net cash provided by (used in) financing activities	506	(185)

Net increase in cash and cash equivalents	(2,810)	(11,143)
Cash and cash equivalents, beginning of period	25,453	18,556

Cash and cash equivalents, end of period	$22,643	$7,413

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005 and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

2.     Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At March 31, 2006, all of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $45,412,000 and $45,436,000, respectively. Gross unrealized gains and losses were $1,000 and $25,000, respectively, at March 31, 2006. The gross unrealized losses of $25,000 pertain to fifteen marketable securities with an aggregate fair value of $42.4 million, all of which have been in a continuous loss position for less than twelve months.

At December 31, 2005, the aggregate fair value and amortized cost of the Company’s marketable securities were $56,063,000 and $56,087,000, respectively. Gross unrealized gains and losses were $9,000 and $33,000 respectively, at December 31, 2005. The gross unrealized losses of $33,000 pertain to fourteen marketable securities with an aggregate fair value of $35.6 million, all of which have been in a continuous loss position for less than twelve months.

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

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the three months ended March 31, 2006. There was no change in net unrealized loss on marketable securities for the three-month period ended March 31, 2006.

3.     Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997 (the “1997 Plan”), participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years.

Effective in October 2005, the Company established a new deferred executive compensation plan (the “2005 Plan”) and amended the 1997 Plan to meet the new requirements of Section 409A of the Internal Revenue Code. Under the 2005 Plan, the Company may grant deferred performance-based or ad hoc bonuses to its executive officers, key employees and key advisors. Such awards will include vesting and payment provisions, as provided under the terms of the 2005 Plan. The value of amounts deferred under the 2005 Plan will be based on the actual performance of investments designated by the Company from time to time. In October 2005, the Company made awards under the 2005 Plan in the aggregate amount of $962,000, which will vest over four years. The Company will recognize expense related to these awards over the vesting period.

Total expense related to these plans amounted to $220,000 and $82,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

4.     Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2006 and 2005, options to purchase 6,948,950 and 6,033,918 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

5.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R“), using the Statement’s modified prospective application method. Accordingly, prior period results have not been restated.

Under the provisions of SFAS No. 123R, the Company recognizes compensation expense in its financial statements associated with awards of stock options and other equity-based instruments to employees, directors and consultants. Compensation cost is measured based on the fair value of the instrument on the grant date and is recognized over the requisite service period, which generally equals the vesting period. All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2006 and 2005 as follows:

	Three Months Ended March 31,
In thousands	2006	2005
Compensation cost from:
Stock options	$984	$23
Stock and stock units	184	132
Purchases of common stock at a discount	8	—
	$1,176	$155

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $987,000 for the three months ended March 31, 2006, which caused the Company’s net loss to increase by $987,000 and its net loss per share to increase by $ 0.02 per share for that period. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three-month period ended March 31, 2005.

In thousands, except per share amounts
Net loss as reported	$(12,346)
Effect of stock options if valued at fair value	(1,025)
Pro forma net loss	$(13,371)

Net loss per share as reported	$(0.23)
Effect of stock options if valued at fair value	(0.02)
Pro forma net loss per share	$(0.25)

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Stock options generally vest ratably over four years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis.

The following table summarizes information about stock options for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
In thousands, except per share amounts	2006	2005
Weighted average fair value of options granted, per share	$4.78	$6.20
Total cash received from exercises of stock options	939	272
Total intrinsic value of stock options exercised	979	319
Total fair value of stock options vested	699	171

The weighted average fair value of options granted in the three-month periods ended March 31, 2006 and 2005 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life of options granted (in years)	7.00	6.05
Expected volatility	71.04%	109.41%
Risk-free rate	4.58%	3.87%
Expected dividends	0	0

The expected life assumption is based on an analysis of historical behavior of participants related to options awarded over time. The expected volatility assumption is based on the implied volatility of the Company’s common stock, derived from analysis of historical traded and quoted options on the Company’s common stock over the period commensurate with the expected life of the options granted. The risk-free rate is based on the forward U.S. Treasury yield curve. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.

Based on the Company’s historical employee departure rates, an annualized estimated forfeiture rate of 16.8% has been used in calculating compensation cost. Under the provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Stock option activity under the Company’s stock plans for the three-month period ended March 31, 2006 was as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding, January 1, 2006	6,826,644	$5.28
Granted	429,095	6.77
Exercised	(283,815)	3.31
Forfeited	(9,732)	7.64
Expired	(13,242)	4.24
Options outstanding, March 31, 2006	6,948,950	5.45
Options exercisable, March 31, 2006	4,204,375	4.81

Activity for non-vested stock option awards for the three-month period ended March 31, 2006 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested options outstanding, January 1, 2006	2,480,796	$5.22
Granted	429,095	4.78
Vested	(155,584)	4.49
Forfeited	(9,732)	6.48
Non-vested options outstanding, March 31, 2006	2,744,575	5.20

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options	Options
	Outstanding	Exercisable
Number of options	6,948,950	4,204,375
Weighted-average exercise price per share	$5.45	$4.81
Aggregate intrinsic value (in 000’s)	$7,869	$7,425
Weighted average remaining contractual term (in years)	6.60	5.07

At March 31, 2006, total unrecognized compensation cost related to non-vested stock options outstanding amounted to $6,511,000. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock and Stock Unit Grants

Stock and stock unit grants are provided to directors as compensation and generally carry no restrictions as to resale. Stock grants to executive officers carry restrictions as to resale for periods of time specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation is recognized over the requisite service period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock units amounting to 80,000 and 80,000 were granted in the three-month periods ended March 31, 2006 and 2005, respectively. The weighted-average fair value of stock and stock unit awards granted in the three-month periods ended March 31, 2006 and 2005 was $6.43 and $6.62, respectively. At March 31, 2006, total unrecognized compensation cost related to stock and stock unit awards amounted to $554,000 which is expected to be recognized over a weighted-average period of nine months.

Purchase of Common Stock Pursuant to Employee Stock Purchase Plan

Purchases of common stock by employees are provided pursuant to the Company’s employee stock purchase plan. Purchase price is calculated as 85% of the lower of the closing price of our common stock on the first trading day or last trading day of each calendar quarter. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.

6.     Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims, or the NF-kB ‘516 Claims, of the Plaintiffs’ U.S. Patent No. 6,410,516, or the ‘516 Patent, covering methods of treating human disease by regulating NF-kB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury's determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires.

A separate trial, or bench trial, remains pending before the judge on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB ‘516 Claims before a final judgment may be entered in this lawsuit by the U.S. District Court. A date for the commencement of the bench trial has not been set by the U.S. District Court. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. The Company believes there is no basis for the declaratory relief sought by Amgen and intends to vigorously contest Amgen's claim as without merit.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed an ex parte request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the ‘516 Patent. In addition, an unrelated third party filed an ex parte request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. The PTO has granted both of these reexamination requests. On April 4, 2006, counsel for the patentees of the ‘516 Patent filed separate Petitions requesting the PTO to merge these two reexamination requests, which was granted by the PTO on May 4, 2006. Additionally, on April 7, 2006, counsel for the patentees of the ‘516 Patent filed a third ex parte request in the PTO with respect to one claim of the ‘516 Patent, which was denied by the PTO on May 5, 2006.

As a result of the PTO orders described above, Lilly’s ex parte request has been merged into a single action with the ex parte request filed on December 2, 2005 (the “Merged Requests”), and the PTO will proceed with its reexamination of the Merged Requests. The Merged Requests question the patentability of certain claims of the ‘516 Patent by newly cited references which (i) either inherently or expressly disclose the use of a variety of prior art compounds as reducing NF-kB activity and resulting gene expression, or (ii) are directed to the use of oligonucleotides having an NF-kB binding site for reduction of NF-kB activity.

The timing and ultimate outcome of the reexamination by the PTO of the Merged Requests, the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial) cannot be determined at this time, and, as a result, no determination can be made with respect to whether the PTO will allow the claims of the ‘516 Patent in the reexamination proceeding of the Merged Requests, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can management predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although the Company has prevailed at trial in the Lilly litigation, the damages the Company has been awarded by the jury may be eliminated or limited by an adverse finding upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. At March 31, 2006, we had an accumulated deficit of $262.5 million and cash, cash equivalents and marketable securities of $68.1 million and working capital of $53.1 million.

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

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have relied primarily on the capital markets as our source of funding. In August 2005, we raised approximately $57.9 million through an underwritten public offering of our common stock. We also utilize long-term debt to supplement our funding, particularly as a means to fund investment in property and equipment and infrastructure needs. In addition, we may seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

At March 31, 2006, we reported $4.6 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during the three-month period ended March 31, 2006, we expensed $173,000 of unamortized costs related to certain intangible assets which we are not actively pursuing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets. The net book value as of March 31, 2006 of intangible assets related to our NF-êB technology is $496,000. If the patentability of our NF-κB patents is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the value of certain underlying mutual funds. Fluctuations in the fair value of such mutual funds can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying mutual funds were 10% higher at March 31, 2006, we would have recognized an additional $99,000 in compensation expense in the three-month period ended March 31, 2006.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors. Application of the Black-Scholes valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract. Fluctuations in these factors can result in adjustments to our statements of operations. If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the three-month period ended March 31, 2006 were 10% higher or lower than used in the valuation of such stock options, our stock-based compensation expense for the three-month period ended March 31, 2006 would have increased or decreased by up to $12,600, $7,800, or $5,000, respectively.

Results of Operations

For the three months ended March 31, 2006 and 2005

Revenue

We recognized license revenue of $229,000 in the three month period ended March 31, 2006, compared to $304,000 in the corresponding period in 2005. The decrease in license revenue was due primarily to the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 10%, to $11.7 million in the three month period ended March 31, 2006, compared to $10.7 million in the corresponding period in 2005. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in vivo efficacy studies in relevant animal models of disease;

•	manufacturing of drug product for preclinical studies and clinical trials and ultimately for commercial supply;

•
submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the United States Food and Drug Administration, or FDA, in an Investigational New Drug application, or IND (or similar filings with regulatory agencies outside the United States);

•	conduct of clinical trials designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a New Drug Application, or NDA (or similar filings with regulatory agencies outside the United States).

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

Our research and development expenses for the three month period ended March 31, 2006, as compared to the corresponding period in 2005, were as follows:

	Three months ended March 31,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$4,183	$6,150	$(1,967)
Preclinical programs	135	437	(302)
All other R&D expenses	7,356	4,067	3,289
	$11,674	$10,654	$1,020

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $2.0 million in the three-month period ended March 31, 2006, as compared to the corresponding period in 2005, due primarily to decreased costs in manufacturing related costs of $1.3 million and clinical trials costs of $500,000. The decrease in manufacturing related costs was due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by successful conclusion in 2005 of enrollment in several clinical trials. Through March 31, 2006, we have incurred a total of approximately $44.7 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase during 2006 as we expand our enrollment in on-going clinical trials and prepare to initiate a Phase 3 trial for this product candidate.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs decreased by $302,000 in the three month period ended March 31, 2006 as compared to the corresponding period in 2005 due primarily to the completion of certain pharmacology and toxicology studies conducted by outside contract laboratories in 2005. We expect that our direct external expenses for preclinical programs will increase during 2006 as we continue to move these programs forward in development.

All other R&D expenses increased by $3.0 million in the three month period ended March 31, 2006 as compared to the corresponding period in 2005 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($1.4 million) and the impact of the adoption of SFAS No. 123R regarding stock-based compensation expense ($833,000), an increase in depreciation and amortization costs due to investments in property and equipment ($545,000), and miscellaneous increases in laboratory supplies and services, maintenance and utility costs related to our facility, and intellectual property expenses. We expect that all other R&D expenses will continue to increase during 2006 in support of our clinical and preclinical development programs.

The successful development of our products is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in our Form 10-K for the fiscal year ended December 31, 2005, which has been filed with the SEC as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses were $4.5 million in the three month period ended March 31, 2006, as compared to $2.3 million in the corresponding period in 2005. Professional fees increased by $1.6 million to $2.8 million in the three month period ended March 31, 2006 as compared to $1.2 million in the corresponding period in 2005, due primarily to costs related to business and commercial development initiatives, including market research, and to our patent infringement litigation with Lilly. Personnel and related costs increased by $413,000 to $1.2 million in the three month period ended March 31, 2006 as compared to $743,000 in the corresponding period in 2005 due to an increase in the number of personnel and salary adjustments ($200,000) and the impact of adoption of SFAS No. 123R ($214,000). We expect that our general and administrative expenses will continue to increase during 2006 as necessary to support our research and development programs.

We expect that our operating expenses in total will increase during 2006 for the reasons described above, and such increases could be substantial given the anticipated expansion of our clinical trials for AP23573, including our expected commencement of a Phase 3 trial. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and Amgen and our ability to raise funding through equity offerings, collaborations, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased to $664,000 in the three month period ended March 31, 2006 from $394,000 in the corresponding period in 2005, as a result of a higher interest yields from our securities, offset in part by a lower average balance of funds invested in 2006.

Interest expense increased to $121,000 in the three month period ended March 31, 2006 from $74,000 in the corresponding period in 2005, as a result of higher interest rates in 2006, offset by lower average loan balances.

Operating Results

We reported a loss from operations of $15.9 million in the three month period ended March 31, 2006 compared to a loss from operations of $12.7 million in the corresponding period in 2005, an increase in loss of $3.2 million, or 26%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations will continue to increase during 2006 due to the expected increases in research and development expenses and general and administrative expenses described above. Such increases could be substantial. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $15.4 million in the three month period ended March 31, 2006, compared to a net loss of $12.3 million in the corresponding period in 2005, an increase in net loss of $3.0 million or 24%, and a net loss per share of $0.25 and $0.23, respectively.

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

Sources of Funds

For the three months ended March 31, 2006 and 2005, our sources of funds were issuances of our common stock pursuant to stock option and purchase plans of $986,000 in 2006 and $295,000 in 2005.

We most recently completed an underwritten public offering of our common stock in August 2005 from which we realized net proceeds of approximately $57.9 million.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three months ended March 31, 2006 and 2005, our uses of funds were as follows:

	Three Months Ended March 31,
In thousands	2006	2005

Net cash used in operating activities	$13,945	$10,146
Repayment of borrowings	480	480
Investment in intangible assets	208	213
Investment in property and equipment	354	1,723
	$14,987	$12,562

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the three months ended March 31, 2006 increased by $3.0 million, as compared to the corresponding period in 2005, due primarily to increased personnel and professional services expenses. However, as a result of changes in our working capital requirements offset in part by increases in non-cash expenses, including stock-based compensation expense, our net cash used in operating activities increased by $3.8 million for the three months ended March 31, 2006, compared with the corresponding period in 2005. Also, as noted above, we expect that our loss from operations will increase in the remainder of 2006 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2006:

In thousands		Payments Due By Period
	Total	In 2006	2007 through 2009	2010 through 2011	After 2011

Long-term debt	$7,175	$1,440	$5,735	$—	$—

Operating leases, net of sub-leases	786	465	321	—	—

Other long-term obligations	14,394	3,332	9,431	1,236	395

Total fixed contractual obligations	$22,355	$5,237	$15,487	$1,236	$395

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 6.7%, our average interest rate on our debt at March 31, 2006, over the remaining term of the debt, our interest expense would total approximately $322,000 for the remainder of 2006 and $380,000 in the period 2007 through 2009.

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

Liquidity

At March 31, 2006, we had cash, cash equivalents and marketable securities totaling $68.1 million and working capital of $53.1 million, compared to cash, cash equivalents and marketable securities totaling $81.5 million and working capital of $66.0 million at December 31, 2005.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios. We have available 2,815,000 shares of our common stock under effective shelf registration statements, which may be sold to raise capital.

We believe that our cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements into mid-2007. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of the initial registration trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to commercialize AP23573 outside of the U.S., the status of our in-house efforts to prepare for the potential launch of AP23573 in the U.S., the progress of our preclinical programs, and developments in our NF-kB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully enroll and conduct preclinical and clinical studies of product candidates, risks and uncertainties regarding our ability to manufacture our product candidates on a commercial scale or to supply our product candidates to collaborators, risks and uncertainties regarding our and our collaborator’s ability to successfully enroll and conduct preclinical and clinical studies of product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future result or lead to regulatory approval of any of our or any collaborator’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and any collaborator’s product candidates, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal proceedings, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which has been filed with the SEC, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at March 31, 2006, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds. The fair value of our obligations under this program is reflected as a liability on our balance sheet. In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of March 31, 2006, we would have incurred approximately $99,000 of additional compensation expense in the three-month period ended March 31, 2006.

At March 31, 2006, we had $7.2 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (66.7 basis points), we would incur approximately $41,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims, or the NF-kB ‘516 Claims, of the Plaintiffs’ U.S. Patent No. 6,410,516, or the ‘516 Patent, covering methods of treating human disease by regulating NF-kB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury's determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires.

A separate trial, or bench trial, remains pending before the judge on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB ‘516 Claims before a final judgment may be entered in this lawsuit by the U.S. District Court. A date for the commencement of the bench trial has not been set by the U.S. District Court. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. The Company believes there is no basis for the declaratory relief sought by Amgen and intends to vigorously contest Amgen's claim as without merit.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed an ex parte request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the ‘516 Patent. In addition, an unrelated third party filed an ex parte request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. The PTO has granted both of these reexamination requests. On April 4, 2006, counsel for the patentees of the ‘516 Patent filed separate Petitions requesting the PTO to merge these two reexamination requests, which was granted by the PTO on May 4, 2006. Additionally, on April 7, 2006, counsel for the patentees of the ‘516 Patent filed a third ex parte request in the PTO with respect to one claim of the ‘516 Patent, which was denied by the PTO on May 5, 2006.

As a result of the PTO orders described above, Lilly’s ex parte request has been merged into a single action with the ex parte request filed on December 2, 2005 (the “Merged Requests”), and the PTO will proceed with its reexamination of the Merged Requests. The Merged Requests question the patentability of certain claims of the ‘516 Patent by newly cited references which (i) either inherently or expressly disclose the use of a variety of prior art compounds as reducing NF-kB activity and resulting gene expression, or (ii) are directed to the use of oligonucleotides having an NF-kB binding site for reduction of NF-kB activity.

The timing and ultimate outcome of the reexamination by the PTO of the Merged Requests, the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial) cannot be determined at this time, and, as a result, no determination can be made with respect to whether the PTO will allow the claims of the ‘516 Patent in the reexamination proceeding of the Merged Requests, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can management predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although the Company has prevailed at trial in the Lilly litigation, the damages the Company has been awarded by the jury may be eliminated or limited by an adverse finding upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than as set forth below.

We will continue to expend significant resources on the enforcement and licensing of our NF-kB patent portfolio and may be unable to generate material revenues from these efforts, if we are unable to enforce against, or license our NF-kB patents to, pharmaceutical and biotechnology companies.

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-kB cell-signaling activity, hereinafter referred to as the ’516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. We have initiated a licensing program to generate revenues from the discovery, development, manufacture and sale of products covered by our NF-kB patent portfolio. These patents have been, and in the future may be, challenged and may be subsequently narrowed, invalidated, declared unenforceable or circumvented, any of which could materially impact our ability to generate licensing revenues from them.

On June 25, 2002, we, together with these academic institutions, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims of the ’516 Patent through sales of Lilly’s osteoporosis drug, Evista®, and its septic shock drug, Xigris®.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. A separate trial, or bench trial, remains pending before the judge on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB ‘516 Claims before a final judgment may be entered in this lawsuit by the U.S. District Court. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit and to file an appeal of the jury’s verdict and other rulings by the U.S. District Court.

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against us in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®.

In addition, on April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the ‘516 Patent. An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. These two requests have been merged by the PTO and are currently pending.

As exclusive licensee of this patent, we are obligated for the costs expended for its prosecution in the PTO, for its enforcement in the above noted litigation and otherwise. Therefore, we will continue to expend significant capital and management resources pursuing these matters in court and in the reexamination process in the PTO, and the outcome is uncertain.

If some or all of the claims of the ’516 Patent are invalidated by the PTO or in the courts or found not to be infringed in these matters, we will not realize any revenues on sales of the above-named products, and could be liable under certain limited circumstances in the Lilly litigation for litigation costs and potentially attorneys’ fees. The damages awarded to us in the Lilly litigation could be subsequently eliminated or limited by an adverse finding by the U.S. District Court judge following the bench trial, upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO. Invalidation of any of the claims of the ’516 Patent in litigation or by the PTO would likely have a significant adverse impact on our ability to generate revenues from our NF-kB licensing program. Moreover, significant expenditures to enforce these patent rights without generating revenues or accessing additional capital or other funding could adversely impact our ability to further our clinical programs and our research and development programs at the current levels or at levels that may be required in the future.

ITEM 6. EXHIBITS

10.1**	License Agreement, dated August 19, 1991, by and among ARIAD Pharmaceuticals, Inc., Massachusetts Institute of Technology and The Whitehead Institute for Biomedical Research, as amended November 20, 1991 and January 2, 2002.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    ** Confidential treatment as to certain portions of this agreement has been requested from  the Securities and Exchange Commission.

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

ARIAD Pharmaceuticals, Inc. (Registrant)

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Senior Vice President, Finance and Corporate Operations and Chief Financial Officer
(Duly authorized officer, principal financial officer
Date: May 10, 2006		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1**
License Agreement, dated August 19, 1991, by and among ARIAD Pharmaceuticals, Inc., Massachusetts Institute of Technology and The Whitehead Institute for Biomedical Research, as amended November 20, 1991 and January 2, 2002.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Confidential treatment as to certain portions of this agreement has been requested from the Securities and Exchange Commission.