Form 10-Q
period 2006-06-30
ARIAD PHARMACEUTICALS INC
filed 2006-08-08
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Large accelerated filer | |	Accelerated filer |X|	Non-accelerated filer | |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).

Yes | |	No |X|

The number of shares of the Registrant’s common stock outstanding as of August 1, 2006 was 62,107,793.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,499	$25,453
Marketable securities	29,830	56,063
Inventory and other current assets	2,935	2,225
Total current assets	57,264	83,741
Property and equipment:
Leasehold improvements	18,058	17,840
Equipment and furniture	10,540	9,908
Total	28,598	27,748
Less accumulated depreciation and amortization	(21,825)	(20,022)
Property and equipment, net	6,773	7,726
Intangible and other assets, net	4,501	4,707
Total assets	$68,538	$96,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	5,889	3,961
Accrued compensation and benefits	774	497
Accrued product development expenses	7,350	8,444
Other accrued expenses	3,018	2,097
Deferred revenue - current portion	729	851

Total current liabilities	19,680	17,770

Long-term debt	4,775	5,735

Deferred revenue	13	24

Deferred executive compensation	1,415	1,267

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 62,097,526 shares in 2006 and 61,698,129 shares in 2005	62	62
Additional paid-in capital	322,060	318,684
Deferred compensation		(246)
Accumulated other comprehensive loss	(15)	(24)
Accumulated deficit	(279,452)	(247,098)

Total stockholders’ equity	42,655	71,378

Total liabilities and stockholders’ equity	$68,538	$96,174

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except share and per share data	June 30,		June 30,
	2006	2005	2006	2005

License revenue	$229	$350	$458	$654

Operating expenses:
Research and development	10,144	12,093	21,818	22,747
General and administrative	7,531	2,600	11,987	4,916

Total operating expenses	17,675	14,693	33,805	27,663

Loss from operations	(17,446)	(14,343)	(33,347)	(27,009)

Other income (expense):
Interest income	574	367	1,239	761
Interest expense	(124)	(107)	(246)	(181)

Total other income, net	450	260	993	580

Net loss	$(16,996)	$(14,083)	$(32,354)	$(26,429)

Net loss per share	$(.27)	$(.27)	$(.52)	$(.50)

Weighted-average number of shares of common stock outstanding	62,093,353	52,901,275	61,827,494	52,854,653

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
In thousands	2006	2005

Cash flows from operating activities:
Net loss	$(32,354)	$(26,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344	969
Accretion of discount on marketable securities	(973)	(371)
Deferred executive compensation expense	449	282
Stock-based compensation	2,272	273
Increase (decrease) from:
Inventory and other current assets	(710)	110
Other assets	3	(27)
Accounts payable	1,928	383
Accrued compensation and benefits	277	127
Accrued product development expenses	(1,094)	3,135
Other accrued expenses	921	941
Deferred revenue	(133)	171
Deferred executive compensation paid	(301)	(291)

Net cash used in operating activities	(27,371)	(20,727)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	53,753	29,625
Purchases of marketable securities	(26,538)	(10,501)
Investment in property and equipment	(860)	(4,100)
Investment in intangible assets	(327)	(492)

Net cash provided by investing activities	26,028	14,532

Cash flows from financing activities:
Repayment of borrowings	(960)	(960)
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,349	585

Net cash provided by (used in) financing activities	389	(375)

Net increase in cash and cash equivalents	(954)	(6,570)
Cash and cash equivalents, beginning of period	25,453	18,556

Cash and cash equivalents, end of period	$24,499	$11,986

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At June 30, 2006, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $29,830,000 and $29,845,000, respectively. Gross unrealized gains and losses were $1,000 and $16,000, respectively, at June 30, 2006. The gross unrealized losses of $16,000 pertain to ten marketable securities with an aggregate fair value of $26.9 million, all of which have been in a continuous loss position for less than twelve months.

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

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the six months ended June 30, 2006. Changes in market values resulted in a decrease in net unrealized loss of $9,000 for the six-month period ended June 30, 2006.

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

Total expense related to these plans amounted to $449,000 and $282,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

4. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the six months ended June 30, 2006 and 2005, options to purchase 6,907,899 and 5,973,138 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

5. Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R“), using the Statement’s modified prospective application method. Accordingly, prior period results have not been restated.

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

The Company’s statement of operations included total compensation cost from share-based payments for the three-month and six-month periods ended June 30, 2006 and 2005 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005

Compensation cost from:
Stock options	$896	$(14)	$1,880	$9
Stock and stock units	185	132	369	264
Purchases of common stock at a discount	15	—	23	—
	$1,096	$118	$2,272	$273

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $908,000 and $1.9 million for the three months and six months ended June 30, 2006, respectively, which caused the Company’s net loss to increase by $908,000 and $1.9 million and its net loss per share to increase by $ 0.02 and $0.04 per share for the corresponding periods. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three-month and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
In thousands, except per share amounts
Net loss as reported	$(14,083)	$(26,429)
Effect of stock options if valued at fair value	(972)	(1,997)
Pro forma net loss	$(15,055)	$(28,426)

Net loss per share as reported	$(.27)	$(.50)
Effect of stock options if valued at fair value	(.02)	(.04)
Pro forma net loss per share	$(.29)	$(.54)

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

The following table summarizes information about stock options for the six-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,
In thousands, except per share amounts	2006	2005
Weighted average fair value of options granted, per share	$4.20	$6.12
Total cash received from exercises of stock options	1,259	535
Total intrinsic value of stock options exercised	1,103	469
Total fair value of stock options vested	1,551	1,049

The weighted average fair value of options granted in the six-month periods ended June 30, 2006 and 2005 reflect the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life of options granted (in years)	7.12	6.04
Expected volatility	70.72%	109.43%
Risk-free rate	4.59%	3.86%
Expected dividends	0%	0%

The expected life assumption is based on an analysis of historical behavior of participants related to options awarded over time. The expected volatility assumption for the six months ended June 30, 2006, is based on the implied volatility of the Company’s common stock, derived from analysis of historical traded and quoted options on the Company’s common stock over the period commensurate with the expected life of the options granted. The expected volatility for the six months ended June 30, 2005 is based on the historical volatility of the Company’s common stock. The risk-free rate is based on the forward U.S. Treasury yield curve. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.

Based on the Company’s historical employee departure rates, an annualized estimated forfeiture rate of 16.2% has been used in calculating compensation cost. Under the provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Stock option activity under the Company’s stock plans for the six-month period ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2006	6,826,644	$5.28
Granted	518,045	6.41
Exercised	(351,315)	3.58
Forfeited	(20,540)	7.13
Expired	(64,935)	11.72
Options outstanding, June 30, 2006	6,907,899	5.38
Options exercisable, June 30, 2006	4,283,722	4.72

Activity for non-vested stock option awards for the six-month period ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding, January 1, 2006	2,480,796	$5.22
Granted	518,045	4.20
Vested	(354,124)	4.38
Forfeited	(20,540)	5.66
Non-vested options outstanding, June 30, 2006	2,624,177	5.15

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding	Options Exercisable
Number of options	6,907,899	4,283,722
Weighted-average exercise price per share	$5.38	$4.72
Aggregate intrinsic value (in 000’s)	$(6,018)	$(879)
Weighted average remaining contractual term (in years)	6.41	4.90

At June 30, 2006, total unrecognized compensation cost related to non-vested stock options outstanding amounted to $5,891,000. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Stock and stock units amounting to 80,000 were granted in each of the six-month periods ended June 30, 2006 and 2005. The weighted-average fair value of stock and stock unit awards granted in the six-month periods ended June 30, 2006 and 2005 was $6.43 and $6.62, respectively. At June 30, 2006, total unrecognized compensation cost related to stock and stock unit awards amounted to $369,000 which is expected to be recognized over a weighted-average period of six months.

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

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury's determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires. If the verdict is upheld, damages paid by Lilly will be applied first to reimburse the Company for any unreimbursed legal fees and expenses relating to the litigation. The Company will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

A separate trial, or bench trial, commenced before the judge on August 7, 2006 on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB ‘516 Claims, which must be addressed before the judge enters a final judgment in this lawsuit. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

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

The Company believes there is no basis for the declaratory relief sought by Amgen. Therefore, the Company filed a motion to dismiss this case in the U.S. District Court on June 14, 2006. Amgen filed its opposition to the motion to dismiss on June 28, 2006, to which the Company filed its reply memorandum of law in support of its motion to dismiss on July 13, 2006. Oral argument on the motion to dismiss is scheduled for September 11, 2006.

Pending ruling by the U.S. District Court on the Company’s motion to dismiss this action, a scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the U.S. District Court on July 19, 2006. Pursuant to that order, a claim construction hearing in this case is scheduled for September 7, 2007, with trial scheduled to commence on February 4, 2008.

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

As a result of the PTO orders described above, Lilly’s ex parte request has been merged into a single action with the ex parte request filed on December 2, 2005 (the “Merged Requests”). The Merged Requests question the patentability of certain claims of the ‘516 Patent by newly cited references which (i) either inherently or expressly disclose the use of a variety of prior art compounds as reducing NF-kB activity and resulting gene expression, or (ii) are directed to the use of oligonucleotides having an NF-kB binding site for reduction of NF-kB activity. The PTO issued a first office action addressing the Merged Requests on August 2, 2006. Prior thereto, on June 9, 2006, Plaintiffs filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the U.S. District Court enjoin the PTO from continuing the reexamination of the Merged Requests and ordering the PTO to grant the patentee’s petition to vacate the PTO’s orders granting the Merged Requests. Also, on July 12, 2006, Plaintiffs filed a motion for summary judgment on their complaint with the U.S. District Court. On August 1, 2006, Lilly filed a motion to intervene and opposing Plaintiff’s motion for summary judgment. A hearing on Plaintiff’s motion for summary judgment will be held in the U.S. District Court on September 1, 2006. If Plaintiff’s motion is granted, the PTO’s office action will be nullified, and the reexamination is discontinued pending any appeal by the PTO.

The timing and ultimate outcome of Plaintiff’s motion for summary judgment enjoining the PTO from proceeding with the reexamination of the Merged Requests, and the consequent reexamination of the Merged Requests by the PTO if the motion is denied by the U.S. District Court, the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial) and the Amgen litigation (including pending motion to dismiss) cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent in any reexamination proceedings, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can management predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although the Company has prevailed at trial in the Lilly litigation, the damages the Company has been awarded by the jury may be eliminated or limited by an adverse finding upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO. As a consequence, the Company has recorded no revenue in its statement of operations for the period ended June 30, 2006 related to the damages awarded in the Lilly litigation.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. At June 30, 2006, we had an accumulated deficit of $279.5 million and cash, cash equivalents and marketable securities of $54.3 million and working capital of $37.6 million.

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

At June 30, 2006, we reported $4.5 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, for the six-month period ended June 30, 2006, we expensed $173,000 of unamortized costs related to certain intangible assets which we are no longer actively pursuing. We have concluded that the carrying value of our remaining intangible assets is not impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets. The net book value as of June 30, 2006 of intangible assets related to our NF-κB technology is $489,000. If the patentability of our NF-κB patents is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the value of certain underlying mutual funds. Fluctuations in the fair value of such mutual funds can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying mutual funds were 10% higher at June 30, 2006, we would have recognized an additional $89,000 in compensation expense in the six-month period ended June 30, 2006.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors. Application of the Black-Scholes valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract. Fluctuations in these factors can result in adjustments to our statements of operations. If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the three-month period ended June 30, 2006 were 10% higher or lower than used in the valuation of such stock options, our stock-based compensation expense for the awards would have increased or decreased by up to $60,000, $47,000, or $48,000, respectively.

Results of Operations

For the three months ended June 30, 2006 and 2005

Revenue

We recognized license revenue of $229,000 in the three month period ended June 30, 2006, compared to $350,000 in the corresponding period in 2005. The decrease in license revenue was due primarily to the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $1.9 million, or 16%, to $10.1 million in the three month period ended June 30, 2006, compared to $12.1 million in the corresponding period in 2005. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our research and development expenses for the three month period ended June 30, 2006, as compared to the corresponding period in 2005, were as follows:

	Three months ended June 30,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$3,238	$7,257	$(4,019)
Preclinical programs	243	367	(124)
All other R&D expenses	6,663	4,469	2,194
	$10,144	$12,093	$(1,949)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $4.0 million in the three-month period ended June 30, 2006, as compared to the corresponding period in 2005, due primarily to decreases in manufacturing related costs of $1.8 million and clinical trials costs of $2.2 million. The decrease in manufacturing related costs was due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by successful conclusion in 2005 of enrollment in several clinical trials. Through June 30, 2006, we have incurred a total of approximately $47.8 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase during the remainder of 2006 as we prepare to initiate a Phase 3 trial for this product candidate.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs decreased by $124,000 in the three month period ended June 30, 2006 as compared to the corresponding period in 2005 due primarily to the completion of certain pharmacology and contract manufacturing studies conducted by outside contract laboratories in 2005. We expect that our direct external expenses for preclinical programs will increase slightly during the remainder of 2006 as we continue to move these programs forward in development.

All other R&D expenses increased by $2.2 million in the three month period ended June 30, 2006 as compared to the corresponding period in 2005 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($1.2 million) and the impact of the adoption of SFAS No. 123R regarding stock-based compensation expense ($353,000), an increase in depreciation and amortization costs due to investments in property and equipment ($303,000), and miscellaneous increases in laboratory supplies and services, maintenance and utility costs related to our facility, and intellectual property expenses. We expect that all other R&D expenses will remain at approximately the current level for the remainder of 2006 to support our clinical and preclinical development programs.

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

General and Administrative Expenses

General and administrative expenses were $7.5 million in the three month period ended June 30, 2006, as compared to $2.6 million in the corresponding period in 2005. Professional fees increased by $2.9 million to $4.4 million in the three month period ended June 30, 2006 as compared to $1.5 million in the corresponding period in 2005, due primarily to costs related to business and commercial development initiatives, including market research, and to our patent infringement litigation with Lilly. Personnel and related costs increased by $872,000 to $1.6 million in the three month period ended June 30, 2006 as compared to $683,000 in the corresponding period in 2005 due to an increase in the number of personnel and salary adjustments ($257,000) and the impact of adoption of SFAS No. 123R ($615,000). We expect that our general and administrative expenses will remain at approximately the current level for the remainder of 2006 as necessary to support our research and development programs, excluding an expected decrease in professional fees related to our patent infringement litigation with Lilly due to completion of the jury trial during the three-month period ended June 30, 2006.

We expect that our operating expenses in total will remain at approximately the current level for the remainder of 2006 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any change in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and Amgen and our ability to raise funding through equity offerings, collaborations, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased to $574,000 in the three month period ended June 30, 2006 from $367,000 in the corresponding period in 2005, as a result of a higher interest yields from our securities.

Interest expense increased to $124,000 in the three month period ended June 30, 2006 from $107,000 in the corresponding period in 2005, as a result of higher interest rates in 2006, offset, in part, by lower average loan balances.

Operating Results

We reported a loss from operations of $17.4 million in the three month period ended June 30, 2006 compared to a loss from operations of $14.3 million in the corresponding period in 2005, an increase in loss of $3.1 million, or 22%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations will remain at approximately the current level for the reminder of 2006 due to the various factors discussed under Operating Expenses above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $17.0 million in the three month period ended June 30, 2006, compared to a net loss of $14.1 million in the corresponding period in 2005, an increase in net loss of $2.9 million or 21%, and a net loss per share of $0.27 and $0.27, respectively.

For the six months ended June 30, 2006 and 2005

Revenue

We recognized license revenue of $458,000 in the six-month period ended June 30, 2006, compared to $654,000 in the corresponding period in 2005. The decrease in license revenue was due primarily to the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $929,000 or less than 1%, to $21.8 million in the six-month period ended June 30, 2006, as compared to $22.7 million in the corresponding period in 2005.

Our research and development expenses for the six-month period ended June 30, 2006, as compared to the corresponding period in 2005, were as follows:

	Six months ended June 30,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$7,424	$13,406	$(5,982)
Preclinical programs	377	804	(427)
All other R&D expenses	14,017	8,537	5,480
	$21,818	$22,747	$(929)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $6.0 million in the six-month period ended June 30, 2006, as compared to the corresponding period in 2005, due primarily to decreases in manufacturing related costs of $3.1 million and clinical trials costs of $2.4 million. The decrease in manufacturing related costs was due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by successful conclusion in 2005 of enrollment in several clinical trials.

Direct external expenses for preclinical programs decreased by $427,000 in the six-month period ended June 30, 2006 as compared to the corresponding period in 2005 due primarily to the completion of certain pharmacology and contract manufacturing studies conducted by outside contract laboratories in 2005.

All other R&D expenses increased by $5.5 million in the six-month period ended June 30, 2006 as compared to the corresponding period in 2005 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($2.6 million) and the impact of the adoption of SFAS No. 123R regarding stock-based compensation expense ($1.2 million), an increase in depreciation and amortization costs due to investments in property and equipment ($849,000), and miscellaneous increases in laboratory supplies and services, maintenance and utility costs related to our facility, and intellectual property expenses.

General and Administrative Expenses

General and administrative expenses were $12.0 million in the six-month period ended June 30, 2006, as compared to $4.9 million in the corresponding period in 2005. Professional fees increased by $4.2 million to $6.8 million in the six-month period ended June 30, 2006 as compared to $2.6 million in the corresponding period in 2005, due primarily to costs related to business and commercial development initiatives, including market research, and to our patent infringement litigation with Lilly. Personnel and related costs increased by $1.3 million to $2.7 million in the six-month period ended June 30, 2006 as compared to $1.4 million in the corresponding period in 2005 due to an increase in the number of personnel and salary adjustments ($455,000) and the impact of adoption of SFAS No. 123R ($830,000).

Interest Income/Expense

Interest income increased to $1.2 million in the six-month period ended June 30, 2006 from $761,000 in the corresponding period in 2005, as a result of a higher interest yields from our securities.

Interest expense increased to $246,000 in the six-month period ended June 30, 2006 from $181,000 in the corresponding period in 2005, as a result of higher interest rates in 2006, offset, in part, by lower average loan balances.

Operating Results

We reported a loss from operations of $33.3 million in the six-month period ended June 30, 2006 compared to a loss from operations of $27.0 million in the corresponding period in 2005, an increase in loss of $6.3 million, or 23%. Such increase was due primarily to the increase in operating expenses noted above.

We reported a net loss of $32.4 million in the six-month period ended June 30, 2006, compared to a net loss of $26.4 million in the corresponding period in 2005, an increase in net loss of $5.9 million or 22%, and a net loss per share of $0.52 and $0.50, respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We most recently completed an underwritten public offering of our common stock in August 2005 from which we realized net proceeds of approximately $57.9 million. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We manage our marketable securities portfolio to provide cash as needed for payment of our obligations.

Sources of Funds

For the three months and six months ended June 30, 2006 and 2005, our sources of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005

Sales and maturities of marketable securities, net of purchases	$16,024	$18,000	$27,215	$19,124
Proceeds from issuance of common stock pursuant to stock option and purchase plans	363	290	1,349	585
	$16,387	$18,290	$28, 564	$19,709

We manage our marketable securities portfolio to provide cash for payment of our obligations. Upon sale or maturity of such marketable securities, a portion will be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the three months and six months ended June 30, 2006 and 2005, proceeds from sales and maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005

Proceeds from sales and maturities of marketable securities	$30,922	$20,000	$53,753	$29,625
Purchases of marketable securities	(14,898)	(2,000)	(26,538)	(10,501)
	$16,024	$18,000	$27, 215	$19,124

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three months and six months ended June 30, 2006 and 2005, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005

Net cash used in operating activities	$13,426	$10,581	$27,371	$20,727
Repayment of borrowings	480	480	960	960
Investment in intangible assets	119	279	327	492
Investment in property and equipment	506	2,377	860	4,100
	$14,531	$13,717	$29,518	$26,279

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the six months ended June 30, 2006 increased by $5.9 million, as compared to the corresponding period in 2005, due primarily to increased personnel and professional services expenses. However, as a result of changes in our working capital requirements offset in part by increases in non-cash expenses, including stock-based compensation expense, our net cash used in operating activities increased by $6.6 million for the six months ended June 30, 2006, as compared with the corresponding period in 2005. Also, as noted above, we expect that our loss from operations will increase in the remainder of 2006 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of June 30, 2006:
		Payments Due By Period
In thousands	Total	In 2006	2007 through 2009	2010 through 2011	After 2011

Long-term debt	$6,695	$960	$5,735	$—	$—

Operating leases, net of sub-leases	631	310	321	—	—

Other long-term obligations	13,273	2,211	9,431	1,236	395

Total fixed contractual obligations	$20,599	$3,481	$15,487	$1,236	$395

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 7.2%, our average interest rate on our debt at June 30, 2006, over the remaining term of the debt, our interest expense would total approximately $223,000 for the remainder of 2006 and $409,000 in the period 2007 through 2009.

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

Liquidity

At June 30, 2006, we had cash, cash equivalents and marketable securities totaling $54.3 million and working capital of $37.6 million, compared to cash, cash equivalents and marketable securities totaling $81.5 million and working capital of $66.0 million at December 31, 2005.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may, among other things, (1) sell common stock through public or private offerings as market conditions permit, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios. We have available 2,815,000 shares of our common stock under effective shelf registration statements, which may be sold to raise capital.

We believe that our cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements into the third quarter of 2007. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of the initial registration trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to commercialize AP23573 outside of the U.S., the status of our in-house efforts to prepare for the potential launch of AP23573 in the U.S., the progress of our preclinical programs, and developments in our NF-kB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully recruit centers, enroll patients and conduct clinical studies of product candidates, risks and uncertainties regarding our ability to manufacture or have manufactured our product candidates on a commercial scale or to supply our product candidates to partners, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future results or lead to regulatory approval of any of our or any partner’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and any partner’s product candidates, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal and patent office proceedings, litigation, prosecution and reexamination proceedings concerning our NF-kB patent portfolio, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which has been filed with the SEC, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at June 30, 2006, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds. The fair value of our obligations under this program is reflected as a liability on our balance sheet. In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of June 30, 2006, we would have incurred approximately $89,000 of additional compensation expense in the three-month period ended June 30, 2006.

At June 30, 2006, we had $6.7 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (71.9 basis points), we would incur approximately $41,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-kB Patent Infringement Litigation and Reexamination

Lilly Litigation

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

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury's determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires. If the verdict is upheld, damages paid by Lilly will be applied first to reimburse us for any unreimbursed legal fees and expenses relating to the litigation. We will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

A separate trial, or bench trial, commenced before the judge on August 7, 2006 on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB ‘516 Claims, which must be addressed before the judge enters a final judgment in this lawsuit. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

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

We believe there is no basis for the declaratory relief sought by Amgen. Therefore, we filed a motion to dismiss this case in the U.S. District Court on June 14, 2006. Amgen filed its opposition to the motion to dismiss on June 28, 2006, to which we filed our reply memorandum of law in support of our motion to dismiss on July 13, 2006. Oral argument on our motion to dismiss is scheduled for September 11, 2006.

Pending ruling by the U.S. District Court on our motion to dismiss this action, a scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the U.S. District Court on July 19, 2006. Pursuant to that order, a claim construction hearing in this case is scheduled for September 7, 2007, with trial scheduled to commence on February 4, 2008.

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

As a result of the PTO orders described above, Lilly’s ex parte request has been merged into a single action with the ex parte request filed on December 2, 2005 (the “Merged Requests”). The Merged Requests question the patentability of certain claims of the ‘516 Patent by newly cited references which (i) either inherently or expressly disclose the use of a variety of prior art compounds as reducing NF-kB activity and resulting gene expression, or (ii) are directed to the use of oligonucleotides having an NF-kB binding site for reduction of NF-kB activity. The PTO issued a first office action affirming the Merged Requests on August 2, 2006. Prior thereto, on June 9, 2006, Plaintiffs filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the U.S. District Court enjoin the PTO from continuing the reexamination of the Merged Requests and ordering the PTO to grant the patentee’s petition to vacate the PTO’s orders granting the Merged Requests. Also, on July 12, 2006, Plaintiffs filed a motion for summary judgment on their complaint with the U.S. District Court. On August 1, 2006, Lilly filed a motion to intervene and opposing Plaintiff’s motion for summary judgment. A hearing on Plaintiff’s motion for summary judgment will be held in the U.S. District Court on September 1, 2006. If Plaintiff’s motion is granted, the PTO’s office action will be nullified, and the reexamination discontinued pending any appeal by the PTO.

The timing and ultimate outcome of Plaintiff’s motion for summary judgment enjoining the PTO from proceeding with the reexamination of the Merged Requests, and the consequent reexamination of the Merged Requests by the PTO if the motion is denied by the U.S. District Court, the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial), and the Amgen litigation (including our pending motion to dismiss) cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent in any reexamination proceedings, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can management predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although we have prevailed at trial in the Lilly litigation, the damages we have been awarded by the jury may be eliminated or limited by an adverse finding upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than as set forth below:

We will continue to expend significant resources on the enforcement and licensing of our NF-kB patent portfolio and may be unable to generate material revenues from these efforts, if we are unable to enforce against, or license our NF-kB patents to, pharmaceutical and biotechnology companies.

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-kB cell-signaling activity, hereinafter referred to as the '516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. We have initiated a licensing program to generate revenues from the discovery, development, manufacture and sale of products covered by our NF-kB patent portfolio. These patents have been, and in the future may be, challenged and may be subsequently narrowed, invalidated, declared unenforceable or circumvented, any of which could materially impact our ability to generate licensing revenues from them.

On June 25, 2002, we, together with these academic institutions, hereinafter collectively referred to as the Plaintiffs, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims of the '516 Patent through sales of Lilly's osteoporosis drug, Evista®, and its septic shock drug, Xigris®.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-kB `516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. However, a separate trial, or bench trial, is scheduled to begin August 7, 2006 on certain defenses asserted by Lilly relating to the validity and enforceability of the NF-kB `516 Claims before a final judgment may be entered in this lawsuit by the U.S. District Court. Lilly also has the right to file motions challenging the jury's verdict in this lawsuit and to file an appeal of the jury's verdict and other rulings by the U.S. District Court.

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against us in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the `516 Patent are invalid and that Amgen has not infringed any of the claims of the `516 Patent based on activities related to Amgen's products, Enbrel® and Kineret®. We filed a motion to dismiss this action on June 14, 2006, and a hearing on our motion is scheduled for September 11, 2006.

In addition, on April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the `516 Patent. An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the `516 Patent. These two requests have been merged by the PTO and the PTO issued its first office action on August 2, 2006. The Plaintiffs have filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the court enjoin the PTO from continuing with the reexamination proceedings, along with a motion for summary judgment, which is scheduled for hearing on September 11, 2006. However, we can provide no assurance that the Plaintiffs will prevail in this action and that the PTO will not subsequently invalidate some or all of the claims of the ‘516 Patent.

As exclusive licensee of this patent, we are obligated for the costs expended for its prosecution in the PTO, for its enforcement in the above noted litigation and otherwise. Therefore, we will continue to expend significant capital and management resources pursuing these matters in court and in the reexamination process in the PTO, and the outcome is uncertain.

If some or all of the claims of the '516 Patent are invalidated by the PTO or in the courts or found not to be infringed in these matters, we will not realize any revenues on sales of the above-named products, and could be liable under certain limited circumstances in the Lilly litigation for litigation costs and potentially attorneys' fees. Additionally, although we have prevailed in the jury trial in the Lilly litigation, the damages awarded to us and the other Plaintiffs could be subsequently eliminated or limited by an adverse finding by the U.S. District Court judge following the bench trial, upon appeal or in the event that the claims of the `516 Patent are invalidated by the PTO. Invalidation of any of the claims of the '516 Patent in litigation or by the PTO or in the courts would have a significant adverse impact on our ability to generate revenues from our NF-kB licensing program. Moreover, significant expenditures to enforce these patent rights without generating revenues or accessing additional capital or other funding could adversely impact our ability to further our clinical programs and our research and development programs at the current levels or at levels that may be required in the future.

We may not be able to protect our intellectual property relating to our research programs, technologies and products.

We and our licensors have issued patents and pending patent applications covering research methods useful in drug discovery, new chemical compounds discovered in our drug discovery programs including, among others, AP23573, certain components, configurations and uses of our cell-signaling regulation technologies and products-in-development, methods and materials for manufacturing our products-in-development and other pharmaceutical products and methods and materials for conducting pharmaceutical research. We have a licensing program to generate revenues from the use of our ARGENT cell-signaling regulation technologies and our NF-kB intellectual property. Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies. In addition, patents issued to us or our licensors may be challenged, as is the case with the Lilly litigation and related PTO proceedings and the Amgen litigation regarding the NF-kB `516 Patent, and they may be subsequently narrowed, invalidated or circumvented. In that event, such patents may not afford meaningful protection for our technologies or product candidates, which would materially impact our ability to develop and market our product candidates and to generate licensing revenues from our patent portfolio. Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain intellectual proprietary protection for any of the foregoing, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available or acceptable terms or at all.

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

The independent and disinterested members of our Board of Directors have engaged legal counsel to help them evaluate strategic options regarding AGTI, which could include an acquisition of some or all of the interests of the minority stockholders in AGTI, a license from AGTI and/or certain other transactions, and our independent and disinterested directors may engage other advisors to assist them with such evaluation. There can be no assurance, however, that we will, at any time, enter into a transaction with AGTI. If any of these strategic options is pursued, there can be no assurance as to the timing of any such transaction, the form of such transaction, the particular transaction terms such as the form or amount of consideration offered or provided by us, or the consequences of any such proposed or completed transaction to us or the AGTI minority stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 14, 2006. Of 62,097,526 shares of common stock issued and outstanding and eligible to vote as of the record date of April 19, 2006, a quorum of 51,988,654 shares or 84% of the eligible shares, was present in person or represented by proxy. The following actions were taken at such meeting.

(a) Reelection of the following Class 3 Directors of the Company.

	Voted For	Withhold Authority
Harvey J. Berger, M.D.	50,705,739	1,282,915
Michael D. Kishbauch	50,929,335	1,059,319
Burton E. Sobel, M.D.	50,932,088	1,056,566

After the meeting, Athanase Lavidas, Ph.D., Peter J. Nelson and Mary C. Tanner continued to serve as Class 1 Directors of the Company for terms which expire in 2007 and until their successors are duly elected and qualified. Jay R. LaMarche, Sandford D. Smith and Elizabeth H.S. Wyatt continued to serve as Class 2 Directors of the Company for terms which expire in 2008 and until their successors are duly elected and qualified.

(b) Ratification of the selection of the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006. The voting results were 50,738,595 votes for, 1,099,231 votes against, and 150,877 votes abstaining.

(c) Approval of adoption of the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan and reservation of 4,500,000 shares of common stock for stock options and other equity-based grants pursuant to this plan. The voting results were 24,240,426 votes for, 3,158,886 votes against and 191,353 votes abstaining. There were also 24,397,989 broker non-votes.

ITEM 6. EXHIBITS

10.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (filed as Appendix A to our definitive proxy statement on Schedule 14A (File No. 000-21696) filed with the Commission on April 28, 2006).

10.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.5	Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 8, 2006	and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (filed as Appendix A to our definitive proxy statement on Schedule 14A (File No. 000-21696) filed with the Commission on April 28, 2006).

10.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

10.5	Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.