Form 10-Q
period 2006-09-30
ARIAD PHARMACEUTICALS INC
filed 2006-11-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes | |     No |X|

The number of shares of the Registrant’s common stock outstanding as of November 3, 2006 was 65,285,497.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,821	$25,453
Marketable securities	24,400	56,063
Inventory and other current assets	2,318	2,225

Total current assets	41,539	83,741

Property and equipment:
Leasehold improvements	18,088	17,840
Equipment and furniture	10,666	9,908
Total	28,754	27,748
Less accumulated depreciation and amortization	(22,766)	(20,022)

Property and equipment, net	5,988	7,726

Intangible and other assets, net	4,386	4,707

Total assets	$51,913	$96,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,920	$1,920
Accounts payable	4,058	3,961
Accrued compensation and benefits	904	497
Accrued product development expenses	7,004	8,444
Other accrued expenses	2,998	2,097
Deferred revenue - current portion	505	851

Total current liabilities	17,389	17,770

Long-term debt	4,295	5,735

Deferred revenue	7	24

Deferred executive compensation	1,513	1,267

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 62,152,793 shares in 2006 and 61,698,129 shares in 2005	62	62
Additional paid-in capital	323,314	318,684
Deferred compensation		(246)
Accumulated other comprehensive income (loss)	5	(24)
Accumulated deficit	(294,672)	(247,098)

Total stockholders’ equity	28,709	71,378

Total liabilities and stockholders’ equity	$51,913	$96,174

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except share and per share data	September 30,		September 30,
	2006	2005	2006	2005

License revenue	$229	$321	$688	$975

Operating expenses:
Research and development	10,564	12,381	32,382	35,128
General and administrative	5,244	2,892	17,231	7,808

Total operating expenses	15,808	15,273	49,613	42,936

Loss from operations	(15,579)	(14,952)	(48,925)	(41,961)

Other income (expense):
Interest income	482	474	1,720	1,236
Interest expense	(123)	(116)	(369)	(298)

Total other income, net	359	358	1,351	938

Net loss	$(15,220)	$(14,594)	$(47,574)	$(41,023)

Net loss per share	$(.25)	$(.25)	$(.77)	$(.75)

Weighted-average number of shares of common stock outstanding	62,120,381	57,662,708	62,013,462	54,474,950

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
In thousands	2006	2005

Cash flows from operating activities:
Net loss	$(47,574)	$(41,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,476	1,850
Accretion of discount on marketable securities	(1,313)	(527)
Deferred executive compensation expense	669	453
Stock-based compensation	3,388	408
Increase (decrease) from:
Inventory and other current assets	(93)	525
Other assets	35	(8)
Accounts payable	97	48
Accrued compensation and benefits	407	352
Accrued product development expenses	(1,440)	5,229
Other accrued expenses	901	1,454
Deferred revenue	(363)	(151)
Deferred executive compensation paid	(423)	(445)

Net cash used in operating activities	(42,233)	(31,835)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	70,766	47,812
Purchases of marketable securities	(37,761)	(16,687)
Investment in property and equipment	(1,018)	(5,069)
Investment in intangible assets	(434)	(583)

Net cash provided by investing activities	31,553	25,473

Cash flows from financing activities:
Repayment of borrowings	(1,440)	(1,440)
Proceeds from issuance of common stock, net of issuance costs		57,860
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,488	850

Net cash provided by financing activities	48	57,270

Net increase (decrease) in cash and cash equivalents	(10,632)	50,908
Cash and cash equivalents, beginning of period	25,453	18,556

Cash and cash equivalents, end of period	$14,821	$69,464

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

2.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At September 30, 2006, all of the Company’s marketable securities consisted of United States government or agency securities.

At September 30, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $24,400,000 and $24,395,000, respectively. Gross unrealized gains and losses were $6,000 and $1,000, respectively, at September 30, 2006. The gross unrealized losses of $1,000 pertain to two marketable securities with an aggregate fair value of $5.3 million, both of which have been in a continuous loss position for less than twelve months.

At December 31, 2005, the aggregate fair value and amortized cost of the Company’s marketable securities were $56,063,000 and $56,087,000, respectively. Gross unrealized gains and losses were $9,000 and $33,000 respectively, at December 31, 2005. The gross unrealized losses of $33,000 pertain to fourteen marketable securities with an aggregate fair value of $35.6 million, all of which had been in a continuous loss position for less than twelve months.

The Company’s marketable securities with unrealized losses consist of U.S. government agency securities that are guaranteed by the U.S. government agency. The unrealized losses were caused by increased interest rates. Because the Company has the intent and ability to hold the securities to maturity which should result in a recovery of the fair value, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on investment security transactions are reported on the specific-identification method. Realized gains and losses on sales of marketable securities were not material during the nine months ended September 30, 2006. Changes in market values resulted in an increase in net unrealized gains of $29,000 for the nine-month period ended September 30, 2006.

3.	Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997 (the “1997 Plan”), participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vest equally over four years.

Effective in October 2005, the Company established a new deferred executive compensation plan (the “2005 Plan”) and amended the 1997 Plan to meet the new requirements of Section 409A of the Internal Revenue Code. Under the 2005 Plan, the Company may grant deferred performance-based or ad hoc bonuses to its executive officers, key employees and key advisors. Such awards will include vesting and payment provisions, as provided under the terms of the 2005 Plan. The value of amounts deferred under the 2005 Plan are based on the actual performance of investments designated by the Company from time to time. The Company recognizes expense related to these awards over the vesting period.

Total expense related to these plans amounted to $220,000 and $171,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $669,000 and $453,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

4.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the nine months ended September 30, 2006 and 2005, options to purchase 6,836,781 and 5,992,644 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would have been anti-dilutive.

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

The Company’s statement of operations included total compensation cost from share-based payments for the three-month and nine-month periods ended September 30, 2006 and 2005 as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005

Compensation cost from:
Stock options	$920	$2	$2,801	$11
Stock and stock units	184	133	553	397
Purchases of common stock at a discount	12	---	34	---
	$1,116	$135	$3,388	$408

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $929,000 and $2.8 million for the three months and nine months ended September 30, 2006, respectively, which caused the Company’s net loss to increase by $929,000 and $2.8 million and its net loss per share to increase by $0.02 and $0.05 per share for the corresponding periods. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based awards for the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

In thousands, except per share amounts
Net loss as reported	$(14,594)	$(41,023)
Effect of stock options if valued at fair value	(981)	(2,978)
Pro forma net loss	$(15,575)	$(44,001)

Net loss per share as reported	$(.25)	$(.75)
Effect of stock options if valued at fair value	(.01)	(.05)
Pro forma net loss per share	$(.26)	$(.80)

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

The following table summarizes information about stock options for the nine-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
In thousands, except per share amounts	2006	2005
Weighted average fair value of options granted, per share	$4.37	$6.15
Total cash received from exercises of stock options	1,358	770
Total intrinsic value of stock options exercised	1,204	665
Total fair value of stock options vested	2,880	1,811

The weighted average fair value of options granted in the nine-month periods ended September 30, 2006 and 2005 reflect the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected life of options granted (in years)	7.07	6.03
Expected volatility	70.59%	109.30%
Risk-free rate	4.68%	3.90%
Expected dividends	0%	0%

The expected life assumption is based on an analysis of historical behavior of participants related to options awarded over time. The expected volatility assumption for the nine months ended September 30, 2006 is based on the implied volatility of the Company’s common stock, derived from analysis of historical traded and quoted options on the Company’s common stock over the period commensurate with the expected life of the options granted. The expected volatility for the nine months ended September 30, 2005 is based on the historical volatility of the Company’s common stock. The risk-free rate is based on the forward U.S. Treasury yield curve. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.

Based on the Company’s historical employee departure rates, an annualized estimated forfeiture rate of 16.3% has been used in calculating compensation cost. Under the provisions of SFAS No. 123R, additional expense is recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense is recorded if the actual forfeiture rate is higher than estimated.

Stock option activity under the Company’s stock plans for the nine-month period ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2006	6,826,644	$5.28
Granted	563,895	6.26
Exercised	(396,315)	3.43
Forfeited	(91,691)	6.35
Expired	(65,752)	11.66
Options outstanding, September 30, 2006	6,836,781	5.39
Options exercisable, September 30, 2006	4,523,420	4.79

Activity for non-vested stock option awards for the nine-month period ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding, January 1, 2006	2,480,796	$5.22
Granted	563,895	4.37
Vested	(639,639)	4.50
Forfeited	(91,691)	4.99
Non-vested options outstanding, September 30, 2006	2,313,361	5.23

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding	Options Exercisable
Number of options	6,836,781	4,523,420
Weighted-average exercise price per share	$5.39	$4.79
Aggregate intrinsic value (in 000’s)	$(7,034)	$(1,959)
Weighted average remaining contractual term (in years)	6.04	5.73

At September 30, 2006, total unrecognized compensation cost related to non-vested stock options outstanding amounted to $4,911,000. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Stock and stock units amounting to 80,000 were granted in each of the nine-month periods ended September 30, 2006 and 2005. The weighted-average fair value of stock and stock unit awards granted in the nine-month periods ended September 30, 2006 and 2005 was $6.43 and $6.62, respectively. At September 30, 2006, total unrecognized compensation cost related to stock and stock unit awards amounted to $185,000, which is expected to be recognized over a weighted-average period of three months.

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

6. Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims, or the NF-κB ‘516 Claims, of the Plaintiffs’ U.S. Patent No. 6,410,516, or the ‘516 Patent, covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-κB‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. One defense regarding validity was not submitted to the jury and was instead the subject of a bench trial, as addressed below. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury’s determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires. If the verdict is upheld, damages paid by Lilly will be applied first to reimburse the Company for any unreimbursed legal fees and expenses relating to the litigation. The Company will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

A separate trial, or bench trial, was held in the U.S. District Court from August 7, 2006 through August 9, 2006 on certain defenses asserted by Lilly relating to the enforceability of the NF-κB‘516 Claims and one defense related to the validity of these claims. The Company is currently awaiting the judge’s ruling on the issues tried in the bench trial before a final judgment may be entered in this lawsuit. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. The Company filed a motion to dismiss this case in the U.S. District Court on June 14, 2006, which was, after a hearing held on September 11, 2006, denied in an order dated September 13, 2006.

On September 25, 2006, the Company filed a motion requesting the judge to certify the Court’s September 13, 2006 order denying the Company’s motion to dismiss for immediate appeal to the Court of Appeals for the Federal Circuit. On October 5, 2006, the Company also filed a renewed motion to dismiss the Amgen litigation for failure to name the university patentees as necessary and indispensable parties or, in the alternative, to transfer this case to the U.S. District Court for the District of Massachusetts.

At a hearing on these motions held on November 3, 2006, the Court granted the Company's motion certifying the Court's September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, the Company's renewed motion to dismiss or transfer the case. The Court also stayed discovery in the case pending a ruling on a motion to stay which the Court ordered the Company to file promptly. A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the U.S. District Court on July 19, 2006. Pursuant to that order, a claim construction hearing in this case is scheduled for September 7, 2007, with trial scheduled to commence on February 4, 2008. Modifications to the scheduling order resulting from an appeal or stay in the case cannot be determined at this time.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the ‘516 Patent. An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. These two requests have been granted and were merged by the PTO into a single reexamination proceeding. The Company petitioned the PTO to vacate or stay the grant of these requests, but the Company’s petitions were rejected. The Company (with the Plaintiffs) also filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the court enjoin the PTO from continuing with the reexamination proceedings, along with a motion for summary judgment, both of which were denied by the Court in an order dated October 3, 2006 granting the PTO’s motion to dismiss this action. The Company filed a motion to dismiss its appeal in this case on November 8, 2006.

The PTO issued its first office action on August 2, 2006. In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which may be asserted by the Company in the Amgen litigation. The Company’s response to the first office action is due on November 9, 2006, and the Company expects to receive a final office action sometime thereafter. Accordingly, the Company can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in this reexamination process, including the claims which were asserted against Lilly or might be asserted against Amgen, or that we will ultimately prevail in either of these litigations.

The timing and ultimate outcome of the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial), the Amgen litigation (including pending motion to dismiss) and the reexamination proceedings cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although the Company has prevailed at jury trial in the Lilly litigation, the damages the Company has awarded by the jury may be eliminated or limited by an adverse finding in the bench trial, on post-trial motions, upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

7. Subsequent Event

On October 25, 2006, the Company sold 3,112,945 shares of its common stock, pursuant to its effective shelf registration statements, in an underwritten offering at a purchase price of $4.65 per share. Proceeds to the Company were $14.5 million, or $14.3 million after estimated offering expenses. The Company will also receive approximately $2.2 million in additional net proceeds if the underwriter exercises its overallotment option to purchase 466,942 shares of common stock in full prior to November 18, 2006. Upon completion of the sale of common stock, the Company has no remaining shares available for sale under shelf registration statements.

8. Recently Issued Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) regarding Accounting for Uncertainties in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not quality for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is assessing the impact of FIN 48.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries including our 80% owned subsidiary, ARIAD Gene Therapeutics, Inc., or AGTI, unless the context requires otherwise.

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

Our lead cancer product candidate, AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas. We discovered AP23573 in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary. In 2005, we entered into a partnership with Medinol Ltd., a leading cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver AP23573 in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries.

In addition to our lead clinical development program, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. We also have an exclusive license to a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity. Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. At September 30, 2006, we had an accumulated deficit of $294.7 million and cash, cash equivalents and marketable securities of $39.2 million and working capital of $24.2 million.

For additional information about our business, including our product candidates and our relationship with AGTI, please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have relied primarily on the capital markets as our source of funding. In October 2006, we raised $14.5 million through an underwritten public offering of our common stock. We also utilize long-term debt to supplement our funding, particularly as a means to fund investment in property and equipment and infrastructure needs. In addition, we plan to seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

At September 30, 2006, we reported $4.4 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, for the nine-month period ended September 30, 2006, we expensed $173,000 of unamortized costs related to certain intangible assets which we are no longer actively pursuing. We have concluded that the carrying value of our remaining intangible assets is not impaired because such assets are utilized in our product development programs and/or continue to be viable technologies for collaborations or licensing efforts which we continue to pursue. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets. The net book value as of September 30, 2006 of intangible assets related to our NF-êB technology is $466,000. If the patentability of our NF-κB patents is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the value of certain underlying mutual funds. Fluctuations in the fair value of such mutual funds can result in uneven expense charges or credits to our statements of operations. If, for example, the market prices of the underlying mutual funds were 10% higher at September 30, 2006, we would have recognized an additional $92,000 in compensation expense in the nine-month period ended September 30, 2006.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors. Application of the Black-Scholes valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract. Fluctuations in these factors can result in adjustments to our statements of operations. If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the three-month period ended September 30, 2006 were 10% higher or lower than used in the valuation of such stock options, our stock-based compensation expense for the awards would have increased or decreased by up to $15,000, $8,000, or $5,000, respectively.

Results of Operations

For the three months ended September 30, 2006 and 2005

Revenue

We recognized license revenue of $229,000 in the three month period ended September 30, 2006, compared to $321,000 in the corresponding period in 2005. The decrease in license revenue was due primarily to the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $1.8 million, or 15%, to $10.6 million in the three month period ended September 30, 2006, compared to $12.4 million in the corresponding period in 2005. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our research and development expenses for the three month period ended September 30, 2006, as compared to the corresponding period in 2005, were as follows:

	Three months ended September 30,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$3,961	$7,173	$(3,212)
Preclinical programs	87	219	(132)
All other R&D expenses	6,516	4,989	1,527
	$10,564	$12,381	$(1,817)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $3.2 million in the three-month period ended September 30, 2006, as compared to the corresponding period in 2005, due primarily to decreases in manufacturing related costs of $762,000 and clinical trials costs of $2.2 million. The decrease in manufacturing related costs was due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by successful conclusion in 2005 and the first six months of 2006 of enrollment in several clinical trials. Through September 30, 2006, we have incurred a total of approximately $51.8 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase during the remainder of 2006 as we prepare to initiate a Phase 3 clinical trial for this product candidate.

Preclinical programs consist primarily of our oncogenic kinase inhibitor program and our bone-targeted mTOR inhibitor program. Direct external expenses on preclinical programs will increase or decrease from period to period depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs decreased by $132,000 in the three month period ended September 30, 2006, as compared to the corresponding period in 2005 due primarily to the completion of certain pharmacology and contract manufacturing studies conducted by outside contract laboratories in 2005. We expect that our direct external expenses for preclinical programs will increase slightly during the remainder of 2006 as we continue to move these programs forward in development.

All other R&D expenses increased by $1.5 million in the three month period ended September 30, 2006 as compared to the corresponding period in 2005, due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($877,000) and the impact of the adoption of SFAS No. 123R regarding stock-based compensation expense ($510,000), an increase in depreciation and amortization costs due to investments in property and equipment ($272,000), and miscellaneous increases in laboratory supplies and services, and maintenance and utility costs related to our facility. We expect that all other R&D expenses will increase slightly during the remainder of 2006 to support our clinical and preclinical development programs.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.

Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses were $5.2 million in the three month period ended September 30, 2006, as compared to $2.9 million in the corresponding period in 2005. Professional fees increased by $1.6 million to $3.1 million in the three month period ended September 30, 2006, as compared to $1.5 million in the corresponding period in 2005, due primarily to costs related to business and commercial development initiatives, including market research, and to our patent infringement litigation with Lilly and Amgen. Personnel and related costs increased by $578,000 to $1.3 million in the three month period ended September 30, 2006, as compared to $707,000 in the corresponding period in 2005 due to an increase in the number of personnel and salary adjustments ($101,000) and the impact of adoption of SFAS No. 123R ($477,000). We expect that our general and administrative expenses will remain at approximately the current level for the remainder of 2006 as necessary to support our research and development programs, excluding an expected decrease in professional fees related to our patent infringement litigation with Lilly due to completion of the jury trial during the three-month period ended June 30, 2006.

We expect that our operating expenses in total will increase during the remainder of 2006 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any change in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and Amgen and our ability to raise funding through equity offerings, collaborations, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased slightly to $482,000 in the three month period ended September 30, 2006 from $474,000 in the corresponding period in 2005, as a result of a higher interest yields from our securities offset in part by a lower average balance of funds invested in 2006.

Interest expense increased to $123,000 in the three month period ended September 30, 2006 from $116,000 in the corresponding period in 2005, as a result of higher interest rates in 2006, offset, in part, by lower average loan balances.

Operating Results

We reported a loss from operations of $15.6 million in the three month period ended September 30, 2006 compared to a loss from operations of $15.0 million in the corresponding period in 2005, an increase in loss of $627,000, or 4%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations will increase slightly during the reminder of 2006 due to the various factors discussed under Operating Expenses above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $15.2 million in the three month period ended September 30, 2006, compared to a net loss of $14.6 million in the corresponding period in 2005, an increase in net loss of $626,000 or 4%, and a net loss per share of $0.25 and $0.25, respectively.

For the nine months ended September 30, 2006 and 2005

Revenue

We recognized license revenue of $688,000 in the nine-month period ended September 30, 2006, compared to $975,000 in the corresponding period in 2005. The decrease in license revenue was due primarily to the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.7 million, or less than 8%, to $32.4 million in the nine-month period ended September 30, 2006, as compared to $35.1 million in the corresponding period in 2005.

Our research and development expenses for the nine-month period ended September 30, 2006, as compared to the corresponding period in 2005, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$11,385	$20,580	$(9,195)
Preclinical programs	464	1,023	(559)
All other R&D expenses	20,533	13,525	7,008
	$32,382	$35,128	$(2,746)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $9.2 million in the nine-month period ended September 30, 2006, as compared to the corresponding period in 2005, due primarily to decreases in manufacturing related costs of $3.9 million and clinical trials costs of $4.6 million. The decrease in manufacturing related costs was due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by successful conclusion in 2005 of enrollment in several clinical trials.

Direct external expenses for preclinical programs decreased by $559,000 in the nine-month period ended September 30, 2006, as compared to the corresponding period in 2005 due primarily to the completion of certain pharmacology and contract manufacturing studies conducted by outside contract laboratories in 2005.

All other R&D expenses increased by $7.0 million in the nine-month period ended September 30, 2006 as compared to the corresponding period in 2005 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($3.5 million) and the impact of the adoption of SFAS No. 123R regarding stock-based compensation expense ($1.7 million), an increase in depreciation and amortization costs due to investments in property and equipment ($1.1 million), and miscellaneous increases in laboratory supplies and services, maintenance and utility costs related to our facility, and intellectual property expenses.

General and Administrative Expenses

General and administrative expenses were $17.2 million in the nine-month period ended September 30, 2006, as compared to $7.8 million in the corresponding period in 2005. Professional fees increased by $5.7 million to $9.9 million in the nine-month period ended September 30, 2006 as compared to $4.2 million in the corresponding period in 2005, due primarily to costs related to business and commercial development initiatives, including market research, and to our patent infringement litigation with Lilly and Amgen. Personnel and related costs increased by $1.9 million to $4.0 million in the nine-month period ended September 30, 2006 as compared to $2.1 million in the corresponding period in 2005 due to an increase in the number of personnel and salary adjustments ($557,000) and the impact of adoption of SFAS No. 123R ($1.3 million).

Interest Income/Expense

Interest income increased to $1.7 million in the nine-month period ended September 30, 2006 from $1.2 million in the corresponding period in 2005, as a result of a higher interest yields from our securities, offset in part by a lower average balance of funds invested in 2006.

Interest expense increased to $369,000 in the nine-month period ended September 30, 2006 from $298,000 in the corresponding period in 2005, as a result of higher interest rates in 2006, offset, in part, by lower average loan balances.

Operating Results

We reported a loss from operations of $48.9 million in the nine-month period ended September 30, 2006, compared to a loss from operations of $42.0 million in the corresponding period in 2005, an increase in loss of $6.9 million, or 17%. Such increase was due primarily to the increase in operating expenses noted above.

We reported a net loss of $47.6 million in the nine-month period ended September 30, 2006, compared to a net loss of $41.0 million in the corresponding period in 2005, an increase in net loss of $6.6 million or 16%, and a net loss per share of $0.77 and $0.75, respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We most recently completed an underwritten public offering of our common stock in October 2006, from which we realized net proceeds of approximately $14.3 million and from which we will receive approximately $2.2 million in additional net proceeds if the underwriter exercises its overallotment option in full prior to November 18, 2006. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We manage our marketable securities portfolio to provide cash as needed for payment of our obligations.

Sources of Funds

For the three months and nine months ended September 30, 2006 and 2005, our sources of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005

Sales and maturities of marketable securities, net of purchases	$5,790	$12,001	$33,005	$31,125
Proceeds from issuance of common stock, net of issuance costs	----	57,860	----	57,860
Proceeds from issuance of common stock pursuant to stock option and purchase plans	139	265	1,488	850
	$5,929	$70,126	$34, 493	$89,835

We manage our marketable securities portfolio to provide cash for payment of our obligations. Upon sale or maturity of such marketable securities, a portion will be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the three months and nine months ended September 30, 2006 and 2005, proceeds from sales and maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005

Proceeds from sales and maturities of marketable securities	$17,013	$18,187	$70,766	$47,812
Purchases of marketable securities	(11,223)	(6,186)	(37,761)	(16,687)
	$5,790	$12,001	$33,005	$31,125

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three months and nine months ended September 30, 2006 and 2005, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005

Net cash used in operating activities	$14,862	$11,108	$42,233	$31,835
Repayment of borrowings	480	480	1,440	1,440
Investment in intangible assets	107	91	434	583
Investment in property and equipment	158	969	1,018	5,069
	$15,607	$12,648	$45,125	$38,927

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the nine months ended September 30, 2006 increased by $6.5 million, as compared to the corresponding period in 2005, due primarily to increased personnel and professional services expenses. However, as a result of changes in our working capital requirements offset in part by increases in non-cash expenses, including stock-based compensation expense, our net cash used in operating activities increased by $10.4 million for the nine months ended September 30, 2006, as compared with the corresponding period in 2005. Also, as noted above, we expect that our loss from operations will increase in the remainder of 2006 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of September 30, 2006:

		Payments Due By Period
In thousands	Total	In 2006	2007 through 2009	2010 through 2011	After 2011

Long-term debt	$6,215	$480	$5,735	$—	$—

Operating leases, net of sub-leases	476	155	321	—	—

Other long-term obligations	11,880	1,043	9,206	1,236	395

Total fixed contractual obligations	$18,571	$1,678	$15,262	$1,236	$395

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 7.4%, our average interest rate on our debt at September 30, 2006, over the remaining term of the debt, our interest expense would total approximately $111,000 for the remainder of 2006 and $423,000 in the period 2007 through 2009.

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

Liquidity

At September 30, 2006, we had cash, cash equivalents and marketable securities totaling $39.2 million and working capital of $24.2 million, compared to cash, cash equivalents and marketable securities totaling $81.5 million and working capital of $66.0 million at December 31, 2005. In October 2006, we raised approximately $14.5 million, or approximately $14.3 million after estimated expenses, through an underwritten offering of 3,112,945 shares of our common stock at a purchase price of $4.65 per share. On a pro forma basis, giving effect to this sale of common stock, on September 30, 2006, we had cash, cash equivalents and marketable securities of $53.5 million and working capital of $38.5 million. We will also receive approximately $2.2 million in additional net proceeds if the underwriter exercises its overallotment option in full prior to November 18, 2006. Following the offering, the Company will have used all of the shares available for issuance under its effective shelf registration statements.

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

We believe that our cash, cash equivalents and marketable securities, including the funds raised in October 2006, should be sufficient to satisfy our capital and operating requirements approximately through the third quarter of 2007. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of the initial registration trial for AP23573, the timing of product and process development work for AP23573, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to commercialize AP23573 outside of the U.S., the status of our in-house efforts to prepare for the potential launch of AP23573 in the U.S., the progress of our preclinical programs, and developments in our NF-kB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully recruit centers, enroll patients and conduct clinical studies of product candidates, risks and uncertainties regarding our ability to manufacture or have manufactured our product candidates on a commercial scale or to supply our product candidates to partners, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future results or lead to regulatory approval of any of our or any partner’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and any partner’s product candidates, risks and uncertainties related to the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal and patent office proceedings, litigation, prosecution and reexamination proceedings concerning our NF-kB patent portfolio, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as updated from time to time in our subsequent periodic and current reports filed with the SEC. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at September 30, 2006, because our available funds are invested solely in short-term securities with remaining maturities of twelve months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds. The fair value of our obligations under this program is reflected as a liability on our balance sheet. In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of September 30, 2006, we would have incurred approximately $92,000 of additional compensation expense in the three-month period ended September 30, 2006.

At September 30, 2006, we had $6.2 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (74.3 basis points), we would incur approximately $39,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims, or the NF-κB ‘516 Claims, of the Plaintiffs’ U.S. Patent No. 6,410,516, or the ‘516 Patent, covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

This case was tried before a jury in the U.S. District Court from April 10, 2006 through April 28, 2006. After deliberations, on May 4, 2006, the jury rendered a verdict in favor of the Plaintiffs by finding that the NF-κB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States. One defense regarding validity was not submitted to the jury and was instead the subject of a bench trial, as addressed below. The jury awarded damages to the Plaintiffs in the amount of approximately $65.2 million, based on the jury’s determination of a reasonable royalty rate of 2.3% to be paid by Lilly to the Plaintiffs based on U.S. sales of Evista and Xigris from the date of the filing of the lawsuit on June 25, 2002 through February 28, 2006. The jury awarded further damages on an ongoing basis, in amounts to be determined, equal to 2.3% of U.S. sales of Evista and Xigris through the year 2019, when the patent expires. If the verdict is upheld, damages paid by Lilly will be applied first to reimburse us for any unreimbursed legal fees and expenses relating to the litigation. We will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

A separate trial, or bench trial, was held in the U.S. District Court from August 7, 2006 through August 9, 2006 on certain defenses asserted by Lilly relating to the enforceability of the NF-κB ‘516 Claims and one defense related to the validity of these claims. We are currently awaiting the judge’s ruling on the issues tried in the bench trial before a final judgment may be entered in this lawsuit. Lilly has the right to file motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against us in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. We filed a motion to dismiss this case in the U.S. District Court on June 14, 2006, which was, after a hearing held on September 11, 2006, denied in an order dated September 13, 2006.

On September 25, 2006, we filed a motion requesting the judge to certify the Court’s September 13, 2006 order denying our motion to dismiss for immediate appeal to the Court of Appeals for the Federal Circuit. On October 5, 2006, we also filed a renewed motion to dismiss the Amgen litigation for failure to name the university patentees as necessary and indispensable parties or, in the alternative, to transfer this case to the U.S. District Court for the District of Massachusetts.

At a hearing on these motions held on November 3, 2006, the Court granted our motion certifying the Court's September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, our renewed motion to dismiss or transfer the case. The court also stayed discovery in the case pending a ruling on a motion to stay which the Court ordered us to file promptly. A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the U.S. District Court on July 19, 2006. Pursuant to that order, a claim construction hearing in this case is scheduled for September 7, 2007, with trial scheduled to commence on February 4, 2008. Modifications to the scheduling order resulting from an appeal or stay in the case cannot be determined at this time.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office, or PTO, to reexamine the patentability of certain claims of the ‘516 Patent. An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. These two requests have been granted and were merged by the PTO into a single reexamination proceeding. We petitioned the PTO to vacate or stay the grant of these requests, but our petitions were rejected. We (with the Plaintiffs) also filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the court enjoin the PTO from continuing with the reexamination proceedings, along with a motion for summary judgment, both of which were denied by the Court in an order dated October 3, 2006 granting the PTO’s motion to dismiss this action. We filed a motion to dismiss our appeal in this case on November 8, 2006.

The PTO issued its first office action on August 2, 2006. In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by us in the Lilly litigation and claims which may be asserted by us in the Amgen litigation. Our response to the first office action is due on November 9, 2006, and we expect to receive a final office action sometime thereafter. Accordingly, we can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in this reexamination process, including the claims which were asserted against Lilly or might be asserted against Amgen, or that we will ultimately prevail in either of these litigations.

The timing and ultimate outcome of the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial), the Amgen litigation (including pending motion to dismiss) and the reexamination proceedings cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can we predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although we have prevailed at jury trial in the Lilly litigation, the damages we have been awarded by the jury may be eliminated or limited by an adverse finding in the bench trial, on post-trial motions, upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

ITEM 1A.   RISK FACTORS

In connection with an underwritten public offering of our common stock in October 2006, we filed prospectus supplements with the Securities and Exchange Commission in which we updated the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as set forth below:

Risks Relating to Our Business

We have only one product candidate in clinical trials, AP23573, and we and our partners may never succeed in developing marketable products or generating product revenues.

We are a biopharmaceutical company focused on the discovery and development of drugs to provide therapeutic intervention in treating human diseases at the cellular level. As with all scientific endeavors, we face much trial and error, and we may fail at numerous stages along the way, which would inhibit us from successfully developing, manufacturing and marketing our drug candidates. Our lead product candidate, AP23573, is currently in Phase 2 clinical trials for certain cancers, and we do not currently have any products on the market and have no product revenues. Our near-term success is therefore substantially dependent on our ability to obtain marketing approval for AP23573. We have not yet submitted any drug candidates to the FDA or foreign regulatory authorities for marketing approval. Factors which would affect our ability to obtain regulatory approval and to achieve market acceptance and gain market share for AP23573 and future product candidates include, among other factors, product formulation, dose, dosage regimen, our ability to obtain timely and sufficient patient enrollment in our clinical trials, the risk of occurrence of adverse side effects in patients participating in clinical trials, our ability to manufacture, directly or indirectly, sufficient and cost-effective quantities of our product candidates, and our ability to sell, market and distribute, directly or indirectly, such product candidates. We and our medical device partner have limited experience in designing, conducting and managing the clinical trials necessary to obtain such regulatory approval. Additionally, we do not currently have any partners to assist in developing and commercializing our cancer product candidates and expect to be dependent upon such partners, if we are able to enter into arrangements with them, to successfully develop and commercialize such cancer products outside the United States. There can be no assurance that we will be able to secure any such partners on terms favorable to us, or at all, and failure to secure one or more partners to assist in development and commercialization of AP23573 would have a material adverse effect on our ability to generate significant product revenues for AP23573.

We are also dependent upon the success of Medinol and any future medical device partners to develop, manufacture and market stents or other medical devices to deliver AP23573 to reduce reblockage of injured arteries following stent-assisted angioplasty. To date, we have entered into only one such agreement, with Medinol. If Medinol is not successful and/or if we are not able to enter into agreements with additional medical device companies experienced in the development, manufacture, and marketing of medical devices to deliver AP23573, we will not be able to generate revenues from the marketing of stents or other medical devices that deliver AP23573.

Other than AP23573, we do not have any product candidates in clinical development, and we have not designated any clinical candidates from our existing preclinical programs. We do not expect to have any products on the market before 2009, at the earliest, and, ultimately, we and our partners may not have any products on the market for several years, if at all. We and our partners may not succeed in developing or commercializing any products which will generate product revenues for our company. If we and our partners are not successful in developing or marketing AP23573 or other product candidates, we will not be profitable.

We have incurred significant losses to date and may never be profitable.

We have incurred significant operating losses in each year since our formation in 1991 and have an accumulated deficit of $294.7 million through September 30, 2006. Losses have resulted principally from costs incurred in research and development of our product candidates, including clinical development of AP23573, our lead product candidate, and from general and administrative costs associated with our operations. It is likely that we will incur significant operating losses for the foreseeable future, and we expect such losses to increase as we advance AP23573 into a Phase 3 clinical trial and begin to build a sales and marketing organization in anticipation of obtaining regulatory approval to market AP23573, which approval may never occur. We currently have no product revenues, limited license revenues and limited commitments for future licensing revenues, and may not be able to generate such revenues in the future. If our losses continue and we and our existing partner or potential future partners are unable to successfully develop, commercialize, manufacture and market our product candidates and/or we are unable to enter into agreements and licenses of our intellectual property, we may never generate sufficient revenues to achieve profitability. Even if we and our partners are able to commercialize products and we are able to enter into agreements or licenses in the future, we may never generate sufficient revenues to have profitable operations.

Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.

We have funded our operations to date through sales of equity securities, debt and operating revenues. Most of our operating revenue to date has been generated through previous collaborative research and development agreements and existing licenses. We currently do not have any committed funding from any pharmaceutical or biotechnology company to advance any of our product development programs. Although we believe that our current cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements into the fourth quarter of 2007, we will require substantial additional funding for our research and development programs (including pre-clinical development and clinical trials), for operating expenses (including intellectual property protection and enforcement), for the pursuit of regulatory approvals and for establishing manufacturing, marketing and sales capabilities. While we intend to seek additional funding from product-based collaborations, technology licensing, and public or private financings, such additional funding may not be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain our operations or continue to fund each of our research and development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to reduce our operations, to delay, scale back, eliminate or terminate clinical trials and/or seeking marketing approval for AP23573 for one or more indications, to delay, scale back or eliminate one or more of our research and development programs, or to enter into license or other arrangements with third parties to purchase, commercialize or otherwise obtain rights in products or technologies that we would otherwise seek to develop ourselves.

We have limited manufacturing experience and are dependent upon the ability of third parties to manufacture our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

We have no experience in manufacturing any of our product candidates on a large scale and have contracted with third party manufacturers to provide material for clinical trials and to assist in the development and optimization of our manufacturing processes and methods. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current good manufacturing practices, or cGMP, and other regulatory requirements. If we are not able to obtain contract manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, or if our contract manufacturers fail to provide us with the quantities and quality of the products we require in a timely manner, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization.

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

We have no experience in the development of medical devices and do not intend ourselves develop stents or other medical devices to deliver AP23573. Instead, we have granted one license and, under that license agreement, we may grant up to two additional licenses, under our rights to AP23573 to medical device companies for their use in developing and commercializing such medical devices to reduce blockage of injured vessels following stent-assisted angioplasty.

While we expect to supply AP23573 to our medical device partner and any additional partners, we will be otherwise dependent upon them to develop and commercialize stents or other medical devices to deliver AP23573. Such medical device partners will have various degrees of scientific, technical, medical and regulatory experience and resources to, directly or through third parties, develop, manufacture, test or market stents or other medical devices to deliver AP23573. Their ability to conduct clinical trials and commercialize such medical devices will be dependent on the safety profile of AP23573 and our ability to manufacture and supply AP23573, either directly or through third parties, at a competitive cost and in accordance with cGMP and other regulatory requirements. We depend upon third-party manufacturers or collaborative partners for the production of AP23573 for clinical trials and intend to use third-party manufacturers to produce AP23573 on a commercial scale. Our reliance on third-party manufacturers and their potential inability to meet our supply commitments to one or more of our partners could adversely impact the ability of our partners to commercialize stents or other medical devices to deliver AP23573.

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

We will continue to expend significant resources on the enforcement and licensing of our NF-κB patent portfolio and may be unable to generate material revenues from these efforts if we are unable to enforce against, or license our NF-κB patents to, pharmaceutical and biotechnology companies.

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity, hereinafter referred to as the ’516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. Dr. David Baltimore, the former president of the California Institute of Technology and one of our consultants and scientific founders, is a lead inventor of the ’516 Patent and a member of the board of directors of Amgen Inc. We have a licensing program to generate revenues from the discovery, development, manufacture and sale of products covered by our NF-κB patent portfolio. These patents have been, and in the future may be, challenged and may be subsequently narrowed, invalidated, declared unenforceable or circumvented, any of which could materially impact our ability to generate licensing revenues from them.

On June 25, 2002, we, together with these academic institutions, hereinafter collectively referred to as the Plaintiffs, filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, hereinafter referred to as Lilly, alleging infringement of certain claims of the ’516 Patent through sales of Lilly’s osteoporosis drug, Evista®, and its septic shock drug, Xigris®. On April 20, 2006, Amgen and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against us in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ’516 Patent are invalid and that Amgen has not infringed any of the claims of the ’516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. In addition, pursuant to requests filed by Lilly and by a third party, the PTO is reexamining the patentability of certain claims of the ’516 Patent in reexamination proceedings that are currently pending. See a description of the status of these matters in the section entitled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We cannot provide any assurance that other third parties, who may be infringing our NF-κB patents, will not seek to initiate similar, further proceedings for declaratory relief or reexamination with regard to the ’516 Patent or other NF-κB patents.

As exclusive licensee of the ’516 Patent, we are obligated for the costs expended for its prosecution in the PTO, for its enforcement in the above noted litigations and otherwise. Therefore, we will continue to expend significant capital and management resources pursuing these matters in court and in the reexamination process in the PTO, and the outcome is uncertain.

If some of the claims of the ’516 Patent are invalidated by the PTO or in the courts or found not to be infringed in these matters, we will not realize any revenues on sales of the above-named products, and could be liable under certain limited circumstances in the Lilly litigation for litigation costs and potentially attorneys’ fees. Additionally, although we have prevailed in the jury trial in the Lilly litigation, the damages awarded to us and the other Plaintiffs could be subsequently eliminated or limited by an adverse finding by the judge in the U.S. District Court in her ruling following the bench trial, upon appeal, or in the event that the claims of the ’516 Patent are invalidated by the PTO. Invalidation of any of the claims of the ’516 Patent in litigation or by the PTO or in the courts would have a significant adverse impact on our ability to generate revenues from our NF-κB licensing program from any potential licensee. Moreover, significant expenditures to enforce these patent rights, particularly with respect to the pending litigation initiated by Amgen, without generating revenues or accessing additional capital or other funding, could adversely impact our ability to further our clinical programs and our research and development programs at the current levels or at levels that may be required in the future.

Because we do not own all of the outstanding stock of our subsidiary, AGTI, we will not realize all of the potential future economic benefit from products developed based on technology licensed to or owned by AGTI.

Our 80%-owned subsidiary, AGTI, holds licenses from Harvard University, Stanford University and other universities relating to the ARGENT cell-signaling regulation technology, and owns the intellectual property on mTOR inhibitors derived from the ARGENT programs, including AP23573. The two directors of AGTI, Harvey J. Berger, M.D., our Chief Executive Officer, and Jay R. LaMarche, our former Chief Financial Officer, are also members of our Board of Directors. Minority stockholders of AGTI, including Harvard University, Stanford University, Dr. Berger, Mr. LaMarche, several of our scientific advisors, and several other current and former members of our management own 20% of the issued and outstanding common stock of AGTI.

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI. All of the research and development activities of AGTI, including the development of AP23573, have been conducted by us on behalf of AGTI pursuant to a research and development agreement. The purpose of the agreement is to allow AGTI to develop products based on its technology, and AGTI owns all improvements to its technology developed by us. The agreement provides that, upon demand by us, AGTI will either advance funds to us or reimburse us, on a cost plus 10% basis, for all funds advanced by us associated with the cost of our research and development activities on its behalf. However, AGTI has no independent funding or capital resources, and we have funded all research and development services on AGTI’s behalf since its inception in 1994. As a result, we have accrued an inter-company receivable totaling approximately $172 million as of September 30, 2006, of which approximately $99 million has been accrued since January 1, 2003, as we have advanced the clinical development of AP23573.

The inter-company receivable on our books and records and the related payable on the books of AGTI are eliminated in accordance with generally accepted accounting principles in our consolidated financial statements. We expect our inter-company receivable from AGTI to continue to increase significantly as we seek to further advance the development of AP23573. In addition, we have spent approximately $4.4 million to date, and expect to spend significant additional amounts, on pre-launch and other commercialization-related activities for AP23573. The research and development agreement does not provide a mechanism for establishing a marketing plan or for the reimbursement by AGTI to us of such expenditures. Other than the fee of 10% of the accrued inter-company receivable related to costs advanced by us, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement, and, accordingly, our future economic benefit from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI.

Consequently, as the inter-company receivable has increased to fund the development of AP23573, in order to maximize the value of ARIAD for our stockholders, the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the 20% minority interest of AGTI that we do not own and have hired independent legal counsel and a financial consultant to assist them in their evaluation. Considerations being taken into account by the independent members of the Board in determining whether to acquire the 20% minority interest include the significant increase in our receivable from AGTI, which is expected to continue to increase significantly, the expectation that the perceived value of the 20% minority interest of AGTI will likely increase as the clinical development of AP23573 progresses, the conflicts of interest that exist between ARIAD and AGTI, and the fact that we advance 100% of the research and development costs for AP23573 to AGTI but are only entitled to receive a 10% fee on these costs advanced, together with whatever benefit may be received through our 80% ownership of AGTI. We anticipate that in the context of valuing the 20% minority interest in AGTI for purposes of a possible acquisition of the stock of the minority shareholders, the inter-company receivable from AGTI will be taken into account.

If ARIAD’s independent and disinterested directors determine it to be in the best interests of ARIAD’s stockholders to commercialize these product candidates solely for ARIAD’s own benefit, ARIAD may seek to negotiate with AGTI and/or its minority shareholders to obtain a license, on terms to be determined, granting ARIAD the sole rights to commercialize such product candidates and technologies. If we were to enter into such a license, the future economic benefit to ARIAD from the commercialization of such products, if any, will be diminished by any royalties or other payments paid under a future agreement with AGTI. If ARIAD does not enter into such a license, then the future economic benefit to ARIAD from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of ARIAD’s 80% ownership interest in AGTI.

Alternatively, if ARIAD’s independent and disinterested directors determine it to be in the best interests of ARIAD’s stockholders, ARIAD may seek to acquire some or all of the interests of the minority stockholders in AGTI for cash, shares of ARIAD’s common stock, or other securities in a merger, exchange offer or other transaction. If ARIAD acquires all of the interests of the minority stockholders in AGTI, then ARIAD will receive all of the future economic benefit from the commercialization of such products on its own behalf to the extent that the securities or other consideration exchanged by ARIAD in the transaction do not entitle the minority stockholders of AGTI to continue to receive payments on a contingent and/or installment basis. If ARIAD acquires these minority interests, we anticipate that this transaction will require the incurrence of significant transaction costs, which are currently unknown, and if the consideration exchanged for these minority interests is in the form of equity of ARIAD, we anticipate that this transaction will result in dilution to ARIAD’s stockholders. On January 13, 2004, ARIAD acquired an additional 351,909 shares of AGTI common stock, representing approximately 6% of AGTI’s outstanding common stock, for a total purchase price of approximately $8.8 million, effected through the reduction of inter-company debt, subject to adjustment in certain circumstances, in order to maintain ARIAD’s 80% interest in AGTI. While such valuation was recommended by the Company and approved based on a good-faith determination made by the independent and disinterested members of ARIAD’s Board of Directors as of that date, the economic value of the minority stockholders’ interests is difficult to quantify in the absence of a public market. If ARIAD acquires all of the interests of the minority stockholders in AGTI, a variety of valuation methodologies may be employed to determine the value per share of AGTI common stock. Factors impacting this valuation would include the progress, likelihood and cost of development and commercialization of AP23573 and other product candidates and technologies, potential future income streams there from, availability of funding and other factors. If ARIAD acquires the minority interests for consideration valued in excess of the value implicitly attributed to such AGTI shares by the market, which implicit value is difficult to determine, this could result in a decline in ARIAD’s stock price. If ARIAD chooses to acquire some or all of these minority interests through a merger in which ARIAD does not solicit the consent of the minority stockholders of AGTI, ARIAD could become subject to litigation or an appraisal procedure, which would result in additional expense and diversion of management resources.

As noted above, the independent and disinterested members of ARIAD’s Board of Directors have engaged legal counsel and a financial consultant to help them evaluate strategic alternatives with respect to acquiring the 20% minority interest of AGTI that ARIAD does not own, and ARIAD’s independent and disinterested directors may engage other advisors to assist them with such evaluation. While this evaluation is currently ongoing, there can be no assurance that ARIAD will, at any time, enter into a transaction with AGTI as a result of this evaluation. If any of these strategic options is pursued as a result of the evaluation by ARIAD’s independent and disinterested directors, there can be no assurance as to the timing of any such transaction, the form of such transaction, the particular transaction terms such as the form, amount or timing of payment of consideration offered or provided by ARIAD to the minority stockholders in AGTI, ARIAD’s ability to effectuate any such transaction, or the consequences of any such proposed or completed transaction to ARIAD or the AGTI minority stockholders.

Because members of ARIAD’s management team and/or Board of Directors beneficially own a material percentage of the capital stock of its subsidiary, AGTI, and ARIAD has agreements with AGTI, there are conflicts of interest present in dealings between ARIAD and AGTI.

Four members of ARIAD’s management team and/or Board of Directors own approximately 5.6% of the outstanding capital stock of AGTI. Harvey J. Berger, M.D., Chairman and Chief Executive Officer, owns 3.2%, David L. Berstein, Esq., Senior Vice President and Chief Patent Counsel, owns 0.2%, John D. Iuliucci, Ph.D., Senior Vice President and Chief Development Officer, owns 0.6% and Jay R. LaMarche, one of ARIAD’s directors and former Chief Financial Officer, owns 1.6%. These same individuals beneficially own an aggregate of approximately 3.1% of ARIAD’s outstanding common stock. Dr. Stuart L. Schreiber, a Harvard professor who is one of our scientific founders, owns approximately 3.2% of the outstanding capital stock of AGTI. Dr. David Baltimore, the former president of the California Institute of Technology and one of our consultants and scientific founders, owns approximately 0.06% of the capital stock of AGTI. Additionally, Dr. Berger and Mr. LaMarche are the two ARIAD board members who are also the sole members of the Board of Directors of AGTI. All of the research and development activities of AGTI, including the development of AP23573, have been conducted by us on behalf of AGTI pursuant to a research and development agreement. As a result, conflicts of interest exist in dealings between AGTI and ARIAD, including those relating to allocation of funds and resources between ARIAD and AGTI and the prioritization of research and development programs. In addition, these conflicts of interest create the risk that any transaction between ARIAD and AGTI will not provide terms as favorable to ARIAD as could be achieved in an arms-length negotiation. Moreover, even if the conflicts of interest do not influence a particular transaction between ARIAD and AGTI, because of the apparent conflicts of interest, the market may be more inclined to perceive the terms of any transaction between ARIAD and AGTI as being unfair to ARIAD.

We may not be able to protect our intellectual property relating to our research programs, technologies and products.

We and our licensors have issued patents and pending patent applications covering research methods useful in drug discovery, new chemical compounds discovered in our drug discovery programs including, among others, AP23573, certain components, configurations and uses of our cell-signaling regulation technologies and products-in-development, methods and materials for manufacturing our products-in-development and other pharmaceutical products and methods and materials for conducting pharmaceutical research. We have a licensing program to generate revenues from the use of our ARGENT cell-signaling regulation technologies and our NF-κB intellectual property. Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies. In addition, patents issued to us or our licensors may be challenged, as is the case with the Lilly litigation and related PTO proceedings and the Amgen litigation regarding the NF- κB’516 Patent, and they may be subsequently narrowed, invalidated or circumvented. In that event, such patents may not afford meaningful protection for our technologies or product candidates, which would materially impact our ability to develop and market our product candidates and to generate licensing revenues from our patent portfolio. Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain intellectual proprietary protection for any of the foregoing, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available or acceptable terms or at all. Also, if a third party were to introduce a product into the market which we believe infringes our patents, we may be required to enforce our patent rights or seek to obtain an injunction or other relief which could be time consuming or expensive.

We may be unable to develop or commercialize our product candidates, if we are unable to obtain or maintain certain licenses on commercial terms or at all.

We have entered, and will continue to enter, into agreements, either directly or through AGTI, with third parties to test compounds, blood and tissue samples, to perform gene expression analysis and to develop biological tests for use with our product candidates, which testing may yield new inventions and discoveries requiring us to obtain licenses in order to exclusively develop or market new products, alone or in combination with our product candidates, or to develop or market our product candidates for new indications. We have also entered into license agreements for some of our technologies, either directly or through AGTI. We use third parties to test blood and tissue samples and other biological materials in our clinical programs and to develop biological tests, with respect to which we may be required to obtain licenses or pay royalties or other fees in order to commercialize such tests for use with our product candidates. We also use gene sequences or proteins encoded by those sequences and other biological materials in each of our research programs which are, or may become, patented by others and to which we would be required to obtain licenses in order to develop or market our product candidates. Manufacturing of our products may also require licensing biological materials, technologies and intellectual property from third parties. Our inability to obtain any one or more of these licenses, on commercially reasonable terms, or at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially affect our ability to develop and commercialize or prevent us from developing and commercializing our product candidates. Obtaining licenses for these discoveries, materials and technologies may require us to make cumulative royalty payments or other payments to several third parties, potentially reducing amounts paid to us or making the cost of our products commercially prohibitive.

Some of our licenses obligate us to exercise diligence in pursuing the development of product candidates, to make specified milestone payments and to pay royalties. In some instances, we are responsible for the costs of filing and prosecuting patent applications and actions to enforce our rights against infringers. These licenses generally expire upon the earlier of a fixed term of years after the date of the license or the expiration of the applicable patents, but each license is also terminable by the other party upon default by us of our obligations. Our inability or failure to meet our diligence requirements or make any payments required under these licenses would result in a reversion to the licensor of the rights granted which, with respect to the licenses pursuant to which we have obtained exclusive rights, would materially and adversely affect our ability to develop and market products based on our licensed technologies.

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

Some of these entities already have competitive products on the market or product candidates in clinical trials or in more advanced preclinical studies than we do. Many of these entities also have substantially greater research, development, manufacturing and marketing resources and experience than us. In particular, we are aware that Wyeth and Novartis have mTOR inhibitors in Phase 3 clinical trials which are competitive with AP23573, our lead product candidate. Additionally, PharmaMar and its partner, Johnson & Johnson, have a marine derived antitumoral agent currently under registration for the treatment of soft tissue sarcomas. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. Competing technologies may render some or all of our programs or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. If we are unable to successfully compete in our chosen markets, we will not become profitable.

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

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. Prior to obtaining regulatory approval to market our products, we are required to test such products in human clinical trials at health care institutions pursuant to agreements which indemnify such institutions in case of harm caused to patients by our products. We may not be able to avoid significant product liability exposure resulting from use of our products. A product liability-related claim or recall could be detrimental to our business. In addition, except for insurance covering product use in our clinical trials, we do not currently have any product liability insurance, and we may not be able to obtain or maintain such insurance on acceptable terms, or we may not be able to obtain any insurance to provide adequate coverage against potential liabilities, including liabilities arising from our clinical trials. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products that we develop.

Significant additional losses or insufficient funding may cause us to default on certain covenants of our loan documents.

At September 30, 2006, we had $6.2 million outstanding under a term loan agreement with a bank, pursuant to which we are required to maintain certain financial and non-financial covenants, including minimum cash, cash equivalents and investments of $13 million, a default of any of which would allow the bank to demand payment of its loan. We currently have sufficient liquidity to fund payment of this loan if demand for payment were made. However, if we are unable to raise adequate financing to fund continuing operations or otherwise to refinance our loan, we may not be able to maintain compliance with loan covenants, may be required to pay off the loan and may be required to reduce our spending on operations.

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

To date, we have not submitted a marketing application for any product candidate to the FDA or any foreign regulatory agency, and none of our product candidates has been approved for commercialization in any country. Prior to commercialization, each product candidate would be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We or any prospective partners or our medical device partner or future partners may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is proven safe and effective, as demonstrated by clinical trials, and may not include all of the indications necessary to successfully market the product. Even though we have obtained orphan drug designation by the FDA and EMEA for AP23573 in bone and soft-tissue sarcomas, this designation may be challenged by others or may prove to be of no practical benefit.

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

Risks Relating to Our Common Stock

Results of our operations, general market conditions for biotechnology stocks and other factors could result in a sudden change in the value of our stock.

As a biopharmaceutical company, we have experienced significant volatility in our common stock. In the 52 weeks preceding October 31, 2006, our stock price ranged from a high of $7.78 to a low of $3.27. Factors that can contribute to such volatility may include: announcements regarding results and timing of preclinical studies and clinical trials; transactions to acquire or otherwise maximize the value of technology held by AGTI; evidence of the safety or efficacy of pharmaceutical products; announcements regarding product developments or regulatory approvals obtained by companies developing competing products; decisions by regulatory agencies that impact or may impact our product candidates; the results and timing of efforts by our partner or future partners to develop stents or other medical devices to deliver AP23573; announcements of new collaborations; announcements of new equity or debt financings; failure to enter into collaborations; our funding requirements; announcements of technological innovations or new therapeutic products; developments relating to intellectual property rights, including licensing, litigation and governmental regulation and, in particular, our litigation with Lilly and with Amgen and reexamination proceedings in the PTO with respect to the ‘516 Patent; healthcare or cost-containment legislation; general market trends for the biotechnology industry and related high-technology industries; the impact of exchange rates for the U.S. dollar; the impact of changing interest rates and policies of the Federal Reserve; and public policy pronouncements. These and other factors could have a significant impact on the value and volatility of our common stock in future periods.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.

Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our certificate of incorporation and our bylaws, each as currently in effect, also contain certain provisions that may make a third-party acquisition of us difficult, including:

•  a classified board of directors, with three classes of directors each serving a staggered three-year term;

•  the ability of the board of directors to issue preferred stock; and

•  the inability of our stockholders to call a special meeting.

We also have implemented a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. These provisions, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

ITEM 5. OTHER INFORMATION

In connection with an underwritten public offering of our common stock in October 2006, we filed prospectus supplements with the Securities and Exchange Commission in which we provided updated disclosure about our business, as set forth below:

ARIAD Pharmaceuticals, Inc.

We are engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules. We are developing a comprehensive approach to patients with cancer that addresses the greatest medical need — aggressive and advanced-stage cancers for which current treatments are inadequate. Our goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites.

Our Product Candidates

Human cells, both healthy and malignant, share an elaborate system of molecular pathways that carry signals back and forth from the cell surface to the nucleus and within the cell. Such signaling is essential to cell functioning and viability. When disrupted or over-stimulated, such pathways may trigger diseases such as cancer. For example, growth and proliferation of cancer cells are dependent on signals from external growth factors, as well as signals indicating the availability of sufficient nutrients and blood supply. These signals are conveyed along well-defined pathways, several of which are regulated by a protein called the mammalian target of rapamycin, or mTOR.

Our lead cancer product candidate, AP23573, is an internally discovered, potent mTOR inhibitor. The protein, mTOR, serves as a “master switch” and appears to have a central function in cancer cells. Blocking mTOR creates a starvation-like effect in cancer cells by interfering with cell growth, division, metabolism and angiogenesis. We discovered AP23573 in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.

As part of our global clinical development plan and registration strategy, AP23573 has been studied in multiple Phase 2 and 1b clinical trials in the U.S. and Europe as a single agent in patients with solid tumors, including sarcomas, hormone refractory prostate cancer and endometrial cancer. In addition, three multi-center Phase 1b trials of AP23573 in combination with other anti-cancer therapies are underway. These trials are focused primarily on patients with various types of solid tumors, especially breast, ovarian, non-small-cell lung, and prostate cancers, as well as sarcomas. Further single-agent and combination studies are planned. In addition, we have concluded enrollment in Phase 1b and Phase 2 clinical trials in patients with brain cancer and leukemias and lymphomas, respectively. Eleven clinical trials of AP23573 are ongoing or completed. Both intravenous and oral formulations of AP23573 have been studied in these trials.

In clinical trials to date, AP23573 has been well tolerated at the fixed doses administered, and adverse events were generally mild to moderate in severity and readily reversible. The most common treatment-related adverse events experienced by patients in the trials were mouth sores, rash, fatigue, nausea and lipid abnormalities.

In June 2006, at the annual meeting of the American Society of Clinical Oncology, or ASCO, we announced that single agent AP23573 demonstrated efficacy and was well tolerated when administered intravenously in a multi-center Phase 2 clinical trial in metastatic and/or unresectable soft-tissue and bone sarcomas involving 212 patients, at least 90% of whom had progressive disease. The primary endpoint of the trial, evidenced by clinical-benefit response, or CBR, rates, was achieved in the three most prevalent types of sarcoma, namely bone sarcoma (CBR rate of 30%), leiomyosarcoma (33%) and liposarcoma (30%). In addition, the progression-free survival, or PFS, rate at six months for the patients in this trial was 24%, and the median PFS was 15 weeks. As it relates to both the CBR rate and the PFS rate, there was no statistical difference between the four sub-groups of patients in this trial, indicating that AP23573 demonstrated activity and clinical benefit across all four sub-groups of sarcomas. The adverse events experienced by patients in the trial were generally mild or moderate in severity and reversible.

Based on our ongoing interactions with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMEA, we plan to conduct a randomized, worldwide Phase 3 clinical trial of an oral dosage form of AP23573 in patients with advanced sarcomas. The FDA and the EMEA have designated AP23573 as an orphan drug for treatment of soft-tissue and bone sarcomas. The FDA has also designated AP23573 as a fast-track product for the same indications.

The oral dosage form of AP23573 is also being studied in a multi-center Phase 1b clinical trial of patients with various solid tumors. Initial results from this trial indicate that the oral dosage form can be administered safely using several daily and intermittent dosing schedules and achieves blood levels over time and mTOR inhibition generally consistent with those observed with intravenous administration.

As an mTOR inhibitor, AP23573 has also been shown to potently block the growth, proliferation and migration of vascular smooth muscle cells, the primary cause of narrowing and blockage of injured vessels. In 2005, we entered into a partnership with Medinol Ltd., a leading cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver AP23573 in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries.

Inhibition of the mTOR pathway may be useful for additional indications beyond oncology and drug-delivery stents, and we are evaluating such opportunities as part of the broader clinical development plan for AP23573.

In addition to our lead clinical development program, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. Currently, our preclinical pipeline includes: inhibitors of mutant oncogenic or cancer-causing proteins (kinases) that regulate cell signaling ( e.g. , Bcr-Abl — the target of imatinib, which becomes resistant to further treatment through various mutations, including one called T315I); single compounds that target multiple cancer pathways ( e.g. , cell survival, metastases and angiogenesis); and new mTOR inhibitors ( i.e. , bone-targeted compounds to treat primary bone cancers and cancers that have spread to bone).

Our Technologies

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity, hereinafter referred to as the ‘516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. NF-κB is a protein that can be generally thought of as a “biological switch” that can be turned off using these treatment methods to treat disorders such as inflammation, cancer, sepsis and osteoporosis. We permit broad use of our NF-κB intellectual property, at no cost, by investigators at academic and not-for-profit institutions to conduct non-commercial research. Our goal is to license our NF-κB technology to pharmaceutical and biotechnology companies that are conducting research to discover and develop drugs that modulate NF-κB cell signaling and/or that are marketing such drugs. We have entered into two license agreements for use of our NF-κB cell-signaling technology for research and development purposes. However, the ‘516 Patent is the subject of two outstanding lawsuits and a proceeding before the United States Patent and Trademark Office, or PTO. See the section entitled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and a description of the related risks in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research. We distribute our ARGENT technologies at no cost to academic investigators in the form of our Regulation Kits to use in various research applications in an academic setting. We have entered into more than 1,175 material transfer agreements with 461 different institutions in 33 countries for the use of this technology in diverse areas of research, and more than 300 scientific papers describing its use have been published. In addition, we have licensed the ARGENT technology to several pharmaceutical and biotechnology companies for research and development and/or commercial purposes.

All of our product candidates and technology platforms are covered by claims of our owned or licensed patents and patent applications. As of October 13, 2006, we had 92 patents and patent applications in the United States, with foreign counterparts, of which 28 are owned, co-owned or exclusively licensed by us and 64 are owned, co-owned or exclusively licensed by AGTI. Approximately two-thirds of the United States patent applications we have filed since inception have already issued as patents.

Our Relationship with ARIAD Gene Therapeutics, Inc.

ARIAD Gene Therapeutics, Inc., or AGTI, is our 80%-owned subsidiary. Minority stockholders of AGTI, including Harvey J. Berger, M.D., our Chairman and Chief Executive Officer, Jay R. LaMarche, our former Chief Financial Officer and a member of our Board of Directors, several of our scientific advisors, Harvard University, and Stanford University, own the other 20% of AGTI. AGTI owns or licenses from others the intellectual property related to the ARGENT technology and know-how, as well as the product candidates developed from the application of this technology, including mTOR inhibitors. The mTOR inhibitor program, encompassing our lead product candidate, AP23573, and other compounds, was made possible by the creation of intellectual property, technology, and know-how related to inhibition of mTOR and the development of analogs of rapamycin as part of AGTI’s research and development program.

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI. All of the research and development activities of AGTI, including the development of AP23573, have been conducted by us on behalf of AGTI pursuant to a research and development agreement. As of September 30, 2006, we have accrued an inter-company receivable of approximately $172 million representing funds we have advanced to AGTI for costs associated with AGTI’s research and development programs, of which approximately $99 million has been accrued since January 1, 2003, as clinical development of AP23573 has progressed. Other than a fee of 10% of the accrued costs advanced by us to fund the research and development activities of AGTI, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement. Accordingly, our future economic benefit from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI, unless we acquire the equity interests of the minority shareholders, license rights to AP23573 from AGTI, or enter into a different arrangement with AGTI and/or its minority shareholders.

Consequently, as the inter-company receivable has increased to fund the development of AP23573, in order to maximize the value of ARIAD for our stockholders and to mitigate or eliminate the conflicts of interest which currently exist between ARIAD and AGTI, the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the 20% minority interest of AGTI that we do not own and have hired independent legal counsel and a financial consultant to assist them in their evaluation. See a description of the risk factors related to our relationship with AGTI in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, which include a description of such risks, the existing conflicts of interest between ARIAD and AGTI, and the key terms of the research and development agreement and associated financial accounting.

Our Corporate Strategy

Our current business strategy is to:

•	build a fully integrated oncology company and become a leader in the discovery, development and commercialization of molecularly targeted oncology therapies;

•	establish a U.S. commercial platform;

•
enter into partnerships with major pharmaceutical or biotechnology companies, after obtaining definitive clinical data, to assist in developing our cancer product candidates and commercializing them outside the U.S.;

•	broadly develop our lead oncology product candidate, AP23573, and build a pipeline of innovative follow-on product candidates;

•	license our NF-κB and the ARGENT cell-signaling regulation technologies to pharmaceutical and biotechnology companies; and

•
develop and commercialize AP23573, in collaboration with up to three medical device companies, in drug-delivery stents and other medical devices to decrease reblockage of injured vessels following stent-assisted angioplasty.

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

ARIAD Pharmaceuticals

By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Date: November 9, 2006	Senior Vice President, Finance and Corporate Operations and Chief Financial Officer (Duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.