Form 10-K
period 2006-12-31
ARIAD PHARMACEUTICALS INC
filed 2007-03-14
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-21696

ARIAD Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3106987 (I.R.S. Employer Identification No.)
 (Address of principal executive offices)(Zip Cod
26 Landsdowne Street, Cambridge, Massachusetts 02139-4234
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 494-0400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value Rights to Purchase Series A Preferred Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]    No [X]

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

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $275 million.

As of March 8, 2007, the registrant had 65,437,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I

ITEM 1:   BUSINESS

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see Part I, Item 1A: Risk Factors). Unless the content requires otherwise, references to “ARIAD,” “we,” “our,” and “us,” in this Annual Report on Form 10-K refer to ARIAD Pharmaceuticals, Inc. and our subsidiaries.

Overview

Our Business and Strategy

We are engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules. We are developing a comprehensive approach to patients with cancer that addresses the greatest medical need — aggressive and advanced-stage cancers for which current treatments are inadequate. Our goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites. Our business strategy is to:

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

•	broadly develop our lead oncology product candidates, AP23573 and AP24534, and build a pipeline of innovative follow-on product candidates;

•	license our NF-kB and ARGENT cell-signaling regulation technologies to pharmaceutical and biotechnology companies; and

•
develop and commercialize AP23573, in collaboration with up to three medical device companies, in drug-delivery stents and other medical devices to decrease reblockage of injured vessels following stent-assisted angioplasty.

Our Product Candidates

Our lead cancer product candidate, AP23573, is an internally discovered, potent inhibitor of the protein, mTOR. mTOR serves as a “master switch” and appears to have a central function in cancer cells. Blocking mTOR creates a starvation-like effect in cancer cells by interfering with cell growth, division, metabolism and angiogenesis. We discovered AP23573 in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.

As part of our global clinical development plan and registration strategy, we are studying AP23573 as a single agent and in combination with other anti-cancer therapies in patients with solid tumors and hematologic malignancies. Eleven clinical trials of AP23573 are ongoing or completed with over 600 patients treated. Both the intravenous and oral tablet formulations of AP23573 are being evaluated in these trials.

As a single agent, we have completed enrollment in Phase 2 studies of patients with sarcomas, hormone refractory prostate cancer, endometrial cancer and certain leukemias and lymphomas. We have also completed enrollment in a Phase 1b trial of patients with brain cancer. We are also studying the oral tablet formulation of AP23573 as a single agent in a Phase 1b trial of patients with various solid tumors.

We are also conducting three multi-center Phase 1b trials of AP23573 in combination with other anti-cancer therapies. These are focused primarily on patients with various types of solid tumors, especially breast, head and neck, non-small-cell lung, and prostate cancers, as well as sarcomas.

Our initial Phase 3 clinical trial of oral AP23573 will be conducted in patients with metastatic soft-tissue and bone sarcomas. We have reached agreement with the U.S. Food and Drug Administration, or FDA, on the design and endpoints of this pivotal trial and subsequently we filed a Special Protocol Assessment, or SPA, with the FDA for the trial based on the primary endpoint of progression-free survival, or PFS. Similarly, we have filed a request for follow-up Protocol Assistance with the European Medicines Agency, or EMEA. Patient enrollment is expected to begin as soon as agreement on the SPA is reached.

Commercial planning efforts are advancing for the potential launch of AP23573, as we pursue our strategy of achieving multiple oncology indications for this novel mTOR inhibitor. We are currently negotiating detailed terms with multiple pharmaceutical companies for a partnership to develop and commercialize AP23573 in a broad range of oncology indications.

In addition to our clinical development programs, our preclinical programs include the development of potent, orally active inhibitors of protein kinases that are validated targets in oncology. Our second product candidate, AP24534, is an orally active novel kinase inhibitor discovered by ARIAD scientists which is in development for the treatment of chronic myeloid leukemia, or CML. We presented preclinical data at the American Society of Hematology, or ASH, meeting in December 2006 demonstrating that AP24534 showed potent inhibition of genetic mutants that account for approximately 25 percent of all drug resistance in CML, including producing dose-dependant tumor shrinkage and increased survival.

We also have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. Our preclinical pipeline includes AP24534 as well as other small-molecule kinase inhibitors targeting cancer-related processes such as cell survival, metastases and angiogenesis.

See the section entitled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for a description of the risks related to our business and our clinical and preclinical programs.

Our Technologies

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity, hereinafter referred to as the ‘516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. NF-κB is a protein that can be generally thought of as a “biological switch” that can be turned off using these treatment methods to treat disorders such as inflammation, cancer, sepsis and osteoporosis. We permit broad use of our NF-κB intellectual property, at no cost, by investigators at academic and not-for-profit institutions to conduct non-commercial research. Our goal is to license our NF-κB technology to pharmaceutical and biotechnology companies that are conducting research to discover and develop drugs that modulate NF-κB cell signaling and/or that are marketing such drugs. We have entered into two license agreements for use of our NF-κB cell-signaling technology for research and development purposes. However, the ‘516 Patent is the subject of two outstanding lawsuits and a proceeding before the United States Patent and Trademark Office, or PTO. See Part I, Item 3 entitled “Legal Proceedings” and Part I, Item IA entitled “Risk Factors” of this Annual Report on Form 10-K for a description of the status of these proceedings and related risks.

We have also developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research. We distribute our ARGENT technologies at no cost to academic investigators in the form of our Regulation Kits to use in various research applications in an academic setting. We have entered into more than 1,225 material transfer agreements with 476 different institutions in 33 countries for the use of this technology in diverse areas of research, and more than 300 scientific papers describing its use have been published. In addition, we have licensed the ARGENT technology to several pharmaceutical and biotechnology companies for research and development and/or commercial purposes.

All of our product candidates and technology platforms are covered by claims of our owned or licensed patents and patent applications. As of February 28, 2007, we had 59 patents and 34 patent applications in the United States, with foreign counterparts, of which 26 are owned, co-owned or exclusively licensed by us and 67 are owned, co-owned or exclusively licensed by AGTI.

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

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI. All of the research and development activities of AGTI, including the development of AP23573, have been conducted by us on behalf of AGTI pursuant to a research and development agreement. As of December 31, 2006, we have accrued an inter-company receivable of approximately $182 million, representing funds we have advanced to AGTI for costs associated with AGTI’s research and development programs, of which approximately $109 million has been accrued since January 1, 2003, as clinical development of AP23573 has progressed. Other than repayment of the amounts advanced by us to fund the research and development activities of AGTI on a cost plus 10% fee basis, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement. Accordingly, our future economic benefit from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI, unless we acquire the equity interests of the minority shareholders, license rights to AP23573 from AGTI, or enter into a different arrangement with AGTI and/or its minority shareholders.

Consequently, as the inter-company receivable has increased to fund the development of AP23573, in order to maximize the value of ARIAD for our stockholders and to mitigate or eliminate the conflicts of interest which currently exist between ARIAD and AGTI, the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the minority interest of AGTI that we do not own and have hired independent legal counsel and financial consultants to assist them in their evaluation. Dr. Berger and Mr. LaMarche have also hired independent legal counsel to assist them in evaluating any proposal that may be proffered by the independent members of our Board of Directors for the acquisition of the minority interest in AGTI, and they are currently negotiating with the independent directors the terms under which ARIAD may agree to reimburse or advance their expenses for their legal counsel and their financial advisors to be selected in connection with such evaluation. See a description of the risk factors related to our relationship with AGTI in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, which include a description of such risks, the existing conflicts of interest between ARIAD and AGTI, and the key terms of the research and development agreement and associated financial accounting.

Our Lead Development Programs

Oncology Indications of our mTOR Inhibitor, AP23573

Human cells, both healthy and malignant, share an elaborate system of molecular pathways that carry signals back and forth from the cell surface to the nucleus and within the cell. Such signaling is essential to cell functioning and viability. When disrupted or over-stimulated, such pathways may trigger diseases such as cancer. For example, growth and proliferation of cancer cells are dependent on signals from external growth factors, as well as signals indicating the availability of sufficient nutrients and blood supply. These signals are conveyed along well-defined pathways, several of which are regulated by the protein called the mammalian target of rapamycin, or mTOR.

Our lead cancer product candidate, AP23573, is an internally discovered, potent mTOR inhibitor. The protein, mTOR, serves as a “master switch” and has a central function in cancer cells. Blocking mTOR creates a starvation-like effect in cancer cells by interfering with cell growth, division, metabolism and angiogenesis.

As part of our global clinical development plan and registration strategy, we have studied AP23573 in multiple clinical trials in the U.S. and Europe as a single agent in patients with solid tumors, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and certain leukemias and lymphomas. We are also conducting three multi-center Phase 1b trials of AP23573 in combination with other anti-cancer therapies. These trials are focused primarily on patients with various types of solid tumors, in particular breast, ovarian, non-small-cell lung, and prostate cancers, as well as sarcomas. Further single-agent and combination studies are planned. Eleven clinical trials of AP23573 are ongoing or completed. Intravenous and oral tablet formulations of AP23573 have been studied in these trials.

In clinical trials to date, AP23573 has been well tolerated at the fixed doses administered, and adverse events were generally mild to moderate in severity and readily reversible. The most common treatment-related adverse events experienced by patients in the trials were mouth sores, rash, fatigue, anemia, nausea and lipid abnormalities.

In June 2006, at the annual meeting of the American Society of Clinical Oncology, or ASCO, we announced that single agent AP23573 demonstrated efficacy and was well tolerated when administered intravenously in a multi-center Phase 2 clinical trial in metastatic and/or unresectable soft-tissue and bone sarcomas involving 212 patients, at least 90% of whom had progressive disease. The primary endpoint of the trial, evidenced by clinical-benefit response, or CBR, rates was achieved in the three most prevalent types of sarcoma, namely bone sarcoma (CBR rate of 30%), leiomyosarcoma (33%) and liposarcoma (30%). In addition, the progression-free survival, or PFS, rate at six months for the patients in this trial was 24%, and the median PFS was 15 weeks. As it relates to both the CBR rate and the PFS rate, there was no statistical difference between the four sub-groups of patients in this trial, indicating that AP23573 demonstrated activity and clinical benefit across all four sub-groups of sarcomas. The adverse events experienced by patients in the trial were generally mild or moderate in severity and reversible. Two clinical trials of AP23573 that have concluded enrollment provide important insights that may be useful in planning follow-up studies. In patients with brain cancer, AP23573 was shown to cross the blood-brain barrier and inhibit brain tumor mTOR activity, while being well tolerated in severely ill patients. In heavily pretreated patients with leukemias and lymphomas, 40% of evaluable patients experienced single-agent AP23573 anti-cancer activity, providing a basis for further combination studies in selected hematologic malignancies.

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

We plan to conduct our initial Phase 3 clinical trial of the oral dosage form of AP23573 in patients with metastatic soft-tissue and bone sarcomas. This randomized, double-blind, placebo-controlled trial is expected to enroll approximately 500 patients at 50 to 75 sites throughout the world. The patients will be randomized one-to-one to treatment with AP23573 or treatment with placebo. The primary endpoint of the trial is progression-free survival, or PFS, and the trial is designed to detect a 50% increase in median PFS.

We have reached agreement with the FDA on the design and endpoints of this pivotal Phase 3 trial and have subsequently filed an SPA with the FDA to provide us with further confirmation of the patient population, primary and secondary endpoints, sample size and the statistical analysis plan. Similarly, we have filed a request for follow-up Protocol Assistance, or PA, with the EMEA. Patient enrollment in this trial is expected to begin as soon as agreement on the SPA is reached with the FDA. Our current target is to complete enrollment within approximately two years of entry of the first patient in the trial.

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

Cardiovascular Indications of our mTOR Inhibitor, AP23573

As an mTOR inhibitor, AP23573 has also been shown to potently block the growth, proliferation and migration of vascular smooth muscle cells, the primary cause of narrowing and blockage of injured vessels. In 2005, we entered into a partnership with Medinol Ltd., or Medinol, one of the leading cardiovascular medical device companies, to develop and commercialize stents and other medical devices to deliver AP23573 to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries.

Cardiovascular disease afflicts more than a quarter of the U.S. population and causes more than five million hospitalizations, over $300 billion in healthcare expenditures, and one million deaths annually. Products expected to have the most profound impact on coronary artery and myocardial disorders - including drug-eluting stents - have only been introduced into clinical practice in recent years. By 2008, the growing drug-eluting stent market is expected to exceed $6 billion.

Numerous drugs, including many antiplatelet agents, anticoagulants, ACE inhibitors, and cytotoxic agents, administered to patients following coronary angioplasty have failed to significantly reduce the overall incidence of vascular reblockage, which runs as high as 30% in the first few months, depending on the configuration and location of the vascular lesion and other clinical factors, such as diabetes. Recent clinical studies have found lower reblockage rates in patients treated with stents that deliver small-molecule drugs, such as sirolimus, an mTOR inhibitor, or paclitaxel, a cytotoxic agent, locally to the site of vascular injury. Although questions have been raised on the relative safety of drug-eluting stents due to the increased possibility of late thrombosis, such stents have become the standard-of-care for patients undergoing interventional procedures to open narrowed coronary arteries.

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

Our Oncogenic Kinase Inhibitor, AP24534

Our second product candidate, AP24534, is an orally active oncogenic kinase inhibitor, which is in preclinical development for the treatment of chronic myeloid leukemia, or CML. CML is a slowly progressing cancer in which too many white blood cells are made in the bone marrow. In most cases, a genetic abnormality involving a protein known as Bcr-Abl results in constantly activated growth of cancer cells. Treatment with existing molecularly targeted drugs inhibits the Bcr-Abl protein but often results in mutations of the Bcr-Abl gene, which creates substantial drug resistance over time. One of the clinically relevant mutations, T315I, is estimated to account for 25% of overall drug resistance in CML. In preclinical studies, AP24534 has demonstrated potent inhibition of the Bcr-Abl-T315I mutant as well as the other major clinically relevant variants of Bcr-Abl and the naturally occurring unmutated form of the protein. In addition, AP24534 has demonstrated dose-dependent tumor shrinkage and increased survival in animal models. We belive that these findings support broad potential applicability of AP24534 in the treatment of CML, particularly in the refractory forms of CML.

Our Discovery Programs

Our research and development programs are focused on discovering and developing small-molecule drugs that regulate cell signaling. Many of the critical functions of cells, such as cell growth, differentiation, gene transcription, metabolism, motility and survival, are dependent on signals carried back and forth from the cell surface to the nucleus and within the cell through a system of molecular pathways. When disrupted or over-stimulated, such pathways may trigger diseases such as cancer. From our inception, our research has focused on exploring cell-signaling pathways, identifying their role in specific diseases, and discovering drug candidates to treat those diseases by interfering with the aberrant signaling pathways of cells. The specific cellular proteins blocked by our product candidates have been well characterized and validated as targets. Product candidates like AP24534 have been developed in-house through the integrated use of structure-based drug design and computational chemistry, and their targets have been validated with techniques such as functional genomics, proteomics, and chemical genetics.

We have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. Our preclinical pipeline includes AP24534 as well as other small-molecule kinase inhibitors targeting cancer-related processes such as cell survival, metastases and angiogenesis.

Our Proprietary Technologies

NF-kB Cell-signaling Technology

Dr. David Baltimore, formerly director of the Whitehead Institute for Biomedical Research, Dr. Phillip Sharp of the Massachusetts Institute of Technology, and Dr. Thomas Maniatis of Harvard University, together with a team of scientists in their respective laboratories, discovered a family of genes that encode proteins they called NF-kB and I-kB, its inhibitor; the critical role played by NF-kB cell signaling in regulating cellular processes involved in various difficult-to-treat diseases; methods to identify compounds to regulate NF-kB cell-signaling activity; and methods of treating disease by inhibiting NF-kB activity. NF-kB can be generally thought of as a “biological switch” that can be turned off using these methods to treat disorders, such as inflammation, cancer, sepsis and osteoporosis.

We have an exclusive license from these academic institutions to pioneering technology and patents related to methods of treating human disease by regulating of NF-kB cell-signaling activity, and the discovery and development of drugs to regulate NF-kB cell-signaling activity. We have a program to license this technology and these treatment methods to pharmaceutical and biotechnology companies that are conducting research to discover and develop drugs that modulate NF-kB cell-signaling and/or that are marketing such drugs. One of the NF-kB patents is the subject of reexamination proceedings in the U.S. Patent and Trademark Office, or PTO, a patent infringement lawsuit filed in 2002 by us and the academic institutions against Eli Lilly and Company, and a lawsuit filed in April 2006 against us by Amgen Inc. and certain affiliated entities. See Part I, Item 3 entitled “Legal Proceedings” for a description of the status of these proceedings.

ARGENT Cell-signaling Regulation Technology

Our proprietary portfolio of cell-signaling regulation technologies includes the ARGENT signaling and transcription technologies. Our ARGENT technologies allow intracellular processes to be controlled with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products, and which provide versatile tools for applications in cell biology, functional genomics and drug-discovery research, including three-hybrid screening approaches to discover and characterize targets and lead molecules. To maximize their use by the scientific community, we distribute our technologies at no cost to academic investigators in the form of our Regulation Kits. We have entered into more than 1,225 material transfer agreements with 476 different institutions in 33 countries for the use of this technology in diverse areas of research, and more than 300 scientific papers describing their use have been published. In addition, we have licensed the ARGENT technology to several pharmaceutical and biotechnology companies for research and development and/or commercial purposes.

Our Intellectual Property

Patents and other intellectual property rights are essential to our business. We file patent applications to protect our technology, inventions and improvements to our inventions that are considered important to the development of our business.

As of February 28, 2007, we had 59 patents and 34 pending patent applications in the United States, which are owned, co-owned or exclusively licensed by us or by our subsidiary, AGTI. In addition, we have filed foreign counterparts, as appropriate. We also have several nonexclusive technology licenses from certain institutions in support of our research programs. We anticipate that we will continue to seek licenses from universities and others where applicable technology complements our research and development efforts.

Approximately one third of the patents and patent applications in our portfolio relate generally to our mTOR inhibitor, AP23573, or to our preclinical drug discovery programs. The former cover AP23573, various analogs and uses thereof, as well as the related use of biomarkers, related therapies and inventions involving the mTOR gene. The latter include various families of kinase inhibitor compounds, as well as our bone-targeted mTOR inhibitors. The remainder of the portfolio is primarily focused on ARGENT cell-signaling regulation technologies. These patents and pending applications cover regulatory technologies, specialized variants of the technologies, critical nucleic acid components, small-molecule drugs, the identification and use of dimerizer hormone mimetics, and various uses of the technologies in health care and drug discovery. Patents issued to date include 33 patents covering our cell-signaling regulation technologies.

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

We also have a program to license our ARGENT cell-signaling regulation technologies to pharmaceutical and biotechnology companies to develop and commercialize innovative therapeutic products and to conduct drug discovery research. To date, we have entered into several licenses for use of our ARGENT cell-signaling regulation technologies for a variety of applications. In addition, several biotechnology companies are conducting collaborative studies of these technologies for use in gene and cell therapy applications.

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

Our Licenses from Third Parties

In 1991, we entered into an exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute (on behalf of themselves and Harvard University) to the rights to our NF-κB cell-signaling technologies and treatment methods. This license agreement was amended in 1995 and provides for the payment by us to these academic institutions of an upfront fee, license maintenance fees, a milestone payment, sublicense fees, and royalties based on commercial sales of products and processes developed using the NF-κB cell-signaling technologies and treatment methods. The license agreement also grants us the right to undertake the enforcement and/or defense of these patent rights at our sole expense, subject to our right to withhold a percentage of the royalties otherwise due the academic institutions to be applied toward reimbursement of our fees and expenses in connection with any such litigation, including our litigation against Eli Lilly and Company and Amgen Inc. The license agreement also provides that we will share a percentage of any damages, net of fees and expenses, awarded in such litigation with the academic institutions.

We and, in some instances AGTI, our 80% owned subsidiary, have entered into license agreements with various institutions and universities pursuant to which we and/or AGTI are the licensees of certain technologies relating to our research and development programs. In particular, in 1997, AGTI entered into an amended and restated exclusive license agreement with Stanford University (on behalf of itself and Harvard University) to rights to certain of our ARGENT cell-signaling regulation technologies. This license agreement was amended in 2003 and provides for the payment by AGTI of an upfront fee, license maintenance fees, milestone payments based on achievement of development and commercial milestones, royalties on commercial sales of products, including therapies and research reagents, by AGTI, its co-venturers and partners, and the issuance of 180,000 shares of AGTI common stock, or 3% of the initial capitalization of AGTI.

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

Research and Development Spending

During each of the three years ended December 31, 2006, 2005, and 2004, we spent approximately $43.3 million, $45.9 million and $27.7 million, respectively, on our research and development activities.

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

Our lead product candidate, AP23573, is produced by an established manufacturing process using conventional synthetic and natural-product fermentation techniques. The production of AP23573 is based in part on technology that we believe is proprietary to us. We may license this technology to contract manufacturers to enable them to manufacture AP23573 for us. In addition, a contract manufacturer may develop process technology related to the manufacture of our drug candidate that the manufacturer owns either independently or jointly with us. This would increase our reliance on that manufacturer or require us to obtain a license from that manufacturer in order to have our product manufactured by other parties. We are negotiating with our existing suppliers and other third-party manufacturers to secure the long-term supply and manufacture of AP23573 at commercially reasonable costs with appropriate redundancy for commercialization.

Contract manufacturers are subject to extensive governmental regulation and we depend on them to manufacture our product candidates in accordance with the FDA’s current good manufacturing practice regulations, or cGMPs. We have established a quality assurance program intended to ensure that third-party manufacturers under contract produce our compounds in accordance with cGMPs, and other applicable domestic and foreign regulations. We believe that our current contractors comply with such regulations.

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

Government Regulation

Our ongoing research and development activities, our clinical trials, the manufacturing and testing procedures and the marketing of our product candidates, if they are approved, all are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Any drug or device developed by us and/or a partner must undergo rigorous preclinical studies and clinical testing and extensive regulatory review administered by the FDA under the federal Food, Drug and Cosmetic Act prior to marketing in the United States. Satisfaction of such regulatory requirements, which includes demonstrating that a product is both safe and effective for its intended indications for use, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with FDA regulations, including its current Good Laboratory Practice regulations, or cGLPs. Before commencing clinical trials in the United States, we must submit extensive information about the results of preclinical studies, toxicity, manufacturing and control procedures and our proposed clinical research protocol to the FDA in an Investigational New Drug application, or IND, or an Investigational Device Exemption, or IDE, as the case may be. If the FDA does not respond with any questions within thirty days of receipt of the IND, we can commence clinical trials. In addition, an independent institutional review board, or IRB, at each institution at which any clinical trial is being performed, must review and approve the clinical protocol before clinical testing may begin, and it will have ongoing overview of the clinical trial at that institution. With respect to an IDE for certain medical devices, such as drug-delivery stents, clinical trials may not begin until both the FDA and an IRB approve. There can be no assurance that submission of an IND or IDE will result in the commencement of such clinical trials.

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

Our Employees

As of February 28, 2007, we had 103 employees, 56 of whom hold post-graduate degrees, including 35 with a Ph.D., M.D. or J.D. Most of our employees are engaged directly in research and development. We have entered into confidentiality, assignment of inventions and non-competition agreements with all of our employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Our Company

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

Our lead product candidate, AP23573, is currently being developed by us for cancer indications and by our partner, Medinol, for use in stents or other medical devices to reduce reblockage of injured arteries following stent-assisted angioplasty. AP23573 is currently in Phase 1b and 2 clinical trials for certain cancers, and we expect to start a Phase 3 clinical trial of AP23573 in 2007 for bone and soft tissue sarcomas. Other than AP23573, we do not currently have any products on the market and have no product revenues. Therefore, our near-term success is substantially dependent on our ability to obtain marketing approval for AP23573 for cancer and the ability of our partner, Medinol, to obtain marketing approval for its stents delivering AP23573.

We plan to conduct our initial Phase 3 clinical trial of AP23573 through the Sarcoma Alliance for Research through Collaboration, or SARC, in cooperation with the Soft Tissue and Bone Sarcoma Group of the European Organization for Research and Treatment of Cancer, or EORTC. We will be dependent upon the success of SARC and EORTC in conducting certain key activities for our Phase 3 trial, which may include submitting regulatory filings and participating in meetings with regulatory agencies, forming advisory committees, enlisting trial sites and securing patient enrollment, and entering into agreements with contract research organziations to support the trial. SARC has limited personnel, funding and resources, and has not sponsored a pivotal trial of any drug. While we are in negotiations with SARC relative to the terms under which we will agree to provide AP23573 and funding for SARC to conduct our Phase 3 trial, there can be no assurance that we will enter into an agreeement with SARC on terms acceptable to us or at all. If SARC is unsuccessful in conducting our clinical trial or if we do not reach agreement with SARC for the conduct of such trial and we are not able to conduct our clinical trial ourselves or with our potential partner(s), we may be required to delay, alter, or abandon our plans to pursue our Phase 3 clinical trial in sarcoma, which would have a material adverse effect on our ability to generate product revenues for AP23573 in the near term or at all.

We have not submitted any new drug applications for AP23573 or any other product candidate to the FDA or foreign regulatory authorities for marketing approval. Factors which would affect our ability to obtain regulatory approval and to achieve market acceptance and gain market share for AP23573 and future product candidates include, among other factors, product formulation, dose, dosage regimen, our ability to obtain timely and sufficient patient enrollment in our clinical trials, the risk of occurrence of adverse side effects in patients participating in clinical trials, our ability to manufacture, directly or indirectly, sufficient and cost-effective quantities of our product candidates, our ability to fund commercial development and to build or access a sales force in the marketplace, our ability to successfully differentiate our product candidates from competitive product(s) and to sell, market and distribute, directly or indirectly, such product candidates. We and our medical device partner have limited experience in designing, conducting and managing the clinical trials necessary to obtain such regulatory approval. Additionally, although we are in negotiations to secure one or more partners, we do not currently have any partners to assist in developing and commercializing our cancer product candidates. We expect to be dependent upon such partners, if we are able to enter into arrangements with one or more of them, to successfully develop and commercialize such cancer products outside the United States. There can be no assurance that we will be able to secure any such partners on terms favorable to us, or at all, and failure to secure one or more partners to assist in development and commercialization of AP23573 would have a material adverse effect on our ability to generate significant product revenues for AP23573.

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

We do not expect to have any products on the market before 2010, at the earliest, and, ultimately, we and our partners may not have any products on the market for several years, if at all. We and our partners may not succeed in developing or commercializing any products which will generate product revenues for our company. If we and our partners are not successful in developing or marketing AP23573 or other product candidates, we will not be profitable.

Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.

We have funded our operations to date through sales of equity securities, debt and, to a limited extent, operating revenues. Most of our operating revenue to date has been generated through previous collaborative research and development agreements and existing licenses. Other than our $50 million equity financing commitment from Azimuth Opportunity Ltd., we currently do not have any other committed funding from any pharmaceutical or biotechnology company or other source to advance any of our product development programs. Although we believe that our current cash, cash equivalents and marketable securities should be sufficient to satisfy our capital and operating requirements approximately through the third quarter of 2007, we will require substantial additional funding for our research and development programs (including pre-clinical development and clinical trials), for operating expenses (including intellectual property protection and enforcement), for the pursuit of regulatory approvals and for establishing or accessing manufacturing, marketing and sales capabilities. We may from time to time access funding from our $50 million equity financing facility which could extend the sufficiency of our cash, cash equivalents and marketable securities to at least mid-2008. While we intend to seek additional funding from product-based collaborations, technology licensing, and public or private financings, and are currently in negotiations with several companies for a partnership to develop and commercialize AP23573, such additional funding may not be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain our operations or continue to fund each of our research and development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to reduce our operations, to delay, scale back, eliminate or terminate clinical trials and/or seeking marketing approval for AP23573 for one or more indications, to delay, scale back or eliminate clinical trials for AP24534 or one or more of our other research and development programs, or to enter into licenses, settlements or other arrangements with third parties on terms that may be unfavorable to us to purchase, commercialize or otherwise obtain rights in our products, technologies or intellectual property.

We have incurred significant losses to date and may never be profitable.

We have incurred significant operating losses in each year since our formation in 1991 and have an accumulated deficit of $309.0 million through December 31, 2006. Our losses have resulted principally from costs incurred in research and development of our product candidates, including clinical development of AP23573, our lead product candidate, and from general and administrative costs, including costs incurred to prosecute and protect our intellectual property, associated with our operations. It is likely that we will incur significant operating losses for the foreseeable future, and we expect such losses to increase as we advance AP23573 into our initial Phase 3 clinical trial in 2007 and begin to build a sales and marketing organization in anticipation of obtaining regulatory approval to market AP23573, which approval may never occur. We currently have no product revenues, limited license revenues and limited commitments for future licensing revenues, and may not be able to generate such revenues in the future. If our losses continue and we and our existing partner or potential future partners are unable to successfully develop, commercialize, manufacture and market our product candidates and/or we are unable to enter into agreements and licenses of our intellectual property, we may never generate sufficient revenues to achieve profitability. Even if we and our partners are able to commercialize products and we are able to enter into agreements or licenses in the future, we may never generate sufficient revenues to have profitable operations.

We have limited manufacturing experience and are dependent upon the ability of third parties to manufacture our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

We have no experience in manufacturing any of our product candidates on a large scale and have contracted or are contracting with third party manufacturers of AP23573 to provide material for clinical trials and potential commercial launch, and to assist in the development and optimization of our manufacturing processes and methods. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current good manufacturing practices, or cGMPs, and other regulatory requirements. If we are not able to obtain contract manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, or if our contract manufacturers fail to provide us with the quantities and quality of the products we require in a timely manner, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization.

We will continue to expend significant resources on the enforcement and licensing of our NF-κB patent portfolio and may be unable to generate material revenues from these efforts if we are unable to enforce against, or license our NF-κB patents to, pharmaceutical and biotechnology companies.

We are the exclusive licensee of a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity, hereinafter referred to as the ’516 Patent, awarded to a team of inventors from The Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Harvard University. Dr. David Baltimore, the former president of the California Institute of Technology and one of our consultants and scientific founders, is a lead inventor of the’516 Patent and a member of the board of directors of Amgen Inc. We have a licensing program to generate revenues from the discovery, development, manufacture and sale of products covered by our NF-κB patent portfolio. These patents have been, and in the future may be, challenged and may be subsequently narrowed, invalidated, declared unenforceable or circumvented, any of which could materially impact our ability to generate licensing revenues from them.

We are currently engaged in two litigations concerning the ‘516 patent. Together with the academic institutions, we filed a lawsuit in the United States District Court for the District of Massachusetts, against Eli Lilly and Company, alleging infringement of certain claims of the ’516 Patent through sales of Lilly’s osteoporosis drug, Evista®, and its septic shock drug, Xigris®, and we are the defendant in a lawsuit filed by Amgen Inc. and certain affiliated entities in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ’516 Patent is invalid and that Amgen has not infringed any of the claims of the ’516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. In addition, upon requests filed by Lilly and by a third party, the PTO is reexamining the patentability of certain claims of the ’516 Patent in reexamination proceedings that are currently pending. See a description of the status of these matters in the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We cannot provide any assurance that other third parties, who may be infringing our NF-κB patents, will not seek to initiate similar, further proceedings for declaratory relief or reexamination with regard to the ’516 Patent or other NF-κB patents. As exclusive licensee of the ’516 Patent, we are obligated for the costs expended for its prosecution in the PTO, for its enforcement in the above noted litigations and otherwise. Therefore, we will continue to expend significant capital and management resources pursuing these matters in court and in the reexamination process in the PTO, and the outcome is uncertain.

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

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI. All of the research and development activities of AGTI, including the development of AP23573, have been conducted by us on behalf of AGTI pursuant to a research and development agreement. The purpose of the agreement is to allow AGTI to develop products based on its technology, and AGTI owns all improvements to its technology developed by us. The agreement provides that, upon demand by us, AGTI will either advance funds to us or reimburse us, on a cost plus 10% basis, for all funds advanced by us associated with the cost of our research and development activities on its behalf. However, AGTI has no independent funding or capital resources, and we have funded all research and development services on AGTI’s behalf since its inception in 1994. As a result, we have accrued an inter-company receivable totaling approximately $182 million as of December 31, 2006, of which approximately $109 million has been accrued since January 1, 2003, as we have advanced the clinical development of AP23573.

The inter-company receivable on our books and records and the related payable on the books of AGTI are eliminated in accordance with generally accepted accounting principles in our consolidated financial statements. We expect our inter-company receivable from AGTI to continue to increase significantly as we seek to further advance the development of AP23573. In addition, we have spent approximately $4.8 million through December 31, 2006, and expect to spend significant additional amounts, on pre-launch and other commercialization-related activities for AP23573. The research and development agreement does not provide a mechanism for establishing a marketing plan or for the reimbursement by AGTI to us of such expenditures. Other than repayment of the amounts advanced by us on a cost plus 10% fee basis, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement, and, accordingly, our future economic benefit from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI.

Consequently, as the inter-company receivable has increased to fund the development of AP23573, in order to maximize the value of ARIAD for our stockholders and to mitigate or eliminate the conflicts of interest which currently exist between ARIAD and AGTI, the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the 20% minority interest of AGTI that we do not own and have hired independent legal counsel and financial consultants to assist them in their evaluation. Considerations being taken into account by the independent members of the Board in determining whether to acquire the 20% minority interest include the significant increase in our receivable from AGTI, which is expected to continue to increase significantly, the expectation that the perceived value of the 20% minority interest of AGTI will likely increase as the clinical development of AP23573 progresses, the conflicts of interest that exist between ARIAD and AGTI, and the fact that we advance 100% of the research and development costs for AP23573 to AGTI but are only entitled to receive reimbursement of costs plus a 10% fee, together with whatever benefit may be received through our 80% ownership of AGTI. We anticipate that in the context of valuing the 20% minority interest in AGTI for purposes of a possible acquisition of the stock of the minority shareholders, the inter-company receivable from AGTI will be taken into consideration.

If ARIAD’s independent and disinterested directors determine it to be in the best interests of ARIAD’s stockholders to commercialize these product candidates solely for ARIAD’s own benefit, ARIAD may seek to negotiate with AGTI and/or its minority stockholders to obtain a license, on terms to be determined, granting ARIAD the sole rights to commercialize such product candidates and technologies. If we were to enter into such a license, the future economic benefit to ARIAD from the commercialization of such products, if any, will be diminished by any royalties or other payments paid under a future agreement with AGTI. If ARIAD does not enter into such a license, then the future economic benefit to ARIAD from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of ARIAD’s 80% ownership interest in AGTI.

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

As noted above, the independent and disinterested members of ARIAD’s Board of Directors have engaged legal counsel and financial consultants to help them evaluate strategic alternatives with respect to acquiring the 20% minority interest of AGTI that ARIAD does not own, and ARIAD’s independent and disinterested directors may engage other advisors to assist them with such evaluation. While this evaluation is currently ongoing, there can be no assurance that ARIAD will, at any time, enter into a transaction with AGTI as a result of this evaluation. If any of these strategic options is pursued as a result of the evaluation by ARIAD’s independent and disinterested directors, there can be no assurance as to the timing of any such transaction, the form of such transaction, the particular transaction terms such as the form, amount or timing of payment of consideration offered or provided by ARIAD to the minority stockholders in AGTI, ARIAD’s ability to effectuate any such transaction, or the consequences of any such proposed or completed transaction to ARIAD or the AGTI minority stockholders.

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

We have no experience in the development of medical devices and do not intend ourselves to develop stents or other medical devices to deliver AP23573. Instead, we have granted one license and, under that license agreement, we may grant up to two additional licenses, under our rights to AP23573 to medical device companies for their use in developing and commercializing such medical devices to reduce blockage of injured vessels following stent-assisted angioplasty.

While we expect to supply AP23573 to our medical device partner and any additional partners, we will be otherwise dependent upon them to develop and commercialize stents or other medical devices to deliver AP23573. Such medical device partners will have various degrees of scientific, technical, medical and regulatory experience and resources to, directly or through third parties, develop, manufacture, test or market stents or other medical devices to deliver AP23573. Their ability to conduct clinical trials and commercialize such medical devices will be dependent on the safety profile of AP23573 and our ability to manufacture and supply AP23573, either directly or through third parties, at a competitive cost and in accordance with cGMPs and other regulatory requirements. We depend upon third-party manufacturers or collaborative partners for the production of AP23573 for clinical trials and intend to use third-party manufacturers to produce AP23573 on a commercial scale. Our reliance on third-party manufacturers and their potential inability to meet our supply commitments to one or more of our partners could adversely impact the ability of our partners to commercialize stents or other medical devices to deliver AP23573.

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

We may not be able to protect our intellectual property relating to our research programs, technologies and product candidates.

We and our licensors have issued patents and pending patent applications covering research methods useful in drug discovery, new chemical compounds discovered in our drug discovery programs including, among others, AP23573, certain components, configurations and uses of our cell-signaling regulation technologies and products-in-development, methods and materials for manufacturing our products-in-development and other pharmaceutical products and methods and materials for conducting pharmaceutical research. We have a licensing program to generate revenues from the use of our ARGENT cell-signaling regulation technologies and our NF-κB intellectual property. Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies. In addition, patents issued to us or our licensors may be challenged, as is the case with the Lilly litigation and related PTO proceedings and the Amgen litigation regarding the NF- κB’516 Patent, and they may be subsequently narrowed, invalidated or circumvented. In that event, such patents may not afford meaningful protection for our technologies or product candidates, which would materially impact our ability to develop and market our product candidates and to generate licensing revenues from our patent portfolio. Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain intellectual property protection for any of the foregoing, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available or acceptable terms or at all. Also, if a third party were to introduce a product into the market which we believe infringes our patents, we may be required to enforce our patent rights or seek to obtain an injunction or other relief, which could be time consuming or expensive.

We may be unable to develop or commercialize our product candidates if we are unable to obtain or maintain certain licenses on commercial terms or at all.

We have entered, and will continue to enter, into agreements, either directly or through AGTI, with third parties to test compounds, blood and tissue samples, to perform gene expression analysis and to develop biological tests for use with our product candidates, which testing may yield new inventions and discoveries requiring us to obtain licenses in order to exclusively develop or market new products, alone or in combination with our product candidates, or to develop or market our product candidates for new indications. We have also entered into license agreements for some of our technologies, either directly or through AGTI. We use third parties to test blood and tissue samples and other biological materials in our clinical programs and to develop biological tests, with respect to which we may be required to obtain licenses or pay royalties or other fees in order to commercialize such tests for use with our product candidates. We also use gene sequences or proteins encoded by those sequences and other biological materials in each of our research programs which are, or may become, patented by others and to which we would be required to obtain licenses in order to develop or market our product candidates. Manufacturing and/or use of our products may also require licensing biological materials, technologies and intellectual property from third parties. Our inability to obtain any one or more of these licenses, on commercially reasonable terms, or at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially affect our ability to develop and commercialize or prevent us from developing and commercializing our product candidates. Obtaining licenses for these discoveries, materials and technologies may require us to make cumulative royalty payments or other payments to several third parties, potentially reducing amounts paid to us or making the cost of our products commercially prohibitive.

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

At December 31, 2006, we had $5.7 million outstanding under a term loan agreement with a bank, pursuant to which we are required to maintain certain financial and non-financial covenants, including minimum cash, cash equivalents and investments of $13 million, a default of any of which would allow the bank to demand payment of its loan. We currently have sufficient liquidity to fund payment of this loan if demand for payment were made. In addition, we have a commitment for $50 million of equity financing which we can access, subject to certain terms and conditions. However, if we are unable to raise adequate financing to fund continuing operations or otherwise to refinance our loan, we may not be able to maintain compliance with loan covenants, may be required to pay off the loan and may be required to reduce our spending on operations.

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

To date, we have not submitted a marketing application for any product candidate to the FDA or any foreign regulatory agency, and none of our product candidates has been approved for commercialization in any country. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We or any prospective partners or our medical device partner or future partners may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is proven safe and effective, as demonstrated by clinical trials, and may not include all of the indications necessary to successfully market the product. Even though we have obtained orphan drug designation by the FDA and EMEA for AP23573 in bone and soft-tissue sarcomas, this designation may be challenged by others or may prove to be of no practical benefit.

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

As a biopharmaceutical company, we have experienced significant volatility in our common stock. In 2006, our stock price ranged from a high of $7.78 to a low of $3.27. Factors that can contribute to such volatility may include: announcements regarding results and timing of preclinical studies and clinical trials; transactions to acquire or otherwise maximize the value of technology held by AGTI; evidence of the safety or efficacy of pharmaceutical products; announcements regarding product developments or regulatory approvals obtained by companies developing competing products; decisions by regulatory agencies that impact or may impact our product candidates; the results and timing of efforts by our partner or future partners to develop stents or other medical devices to deliver AP23573; announcements of new collaborations; announcements of new equity or debt financings or of issuances under our equity financing commitment; failure to enter into collaborations; our funding requirements; announcements of technological innovations or new therapeutic products; developments relating to intellectual property rights, including licensing, litigation and governmental regulation and, in particular, our litigation with Lilly and with Amgen and reexamination proceedings in the PTO with respect to the ‘516 Patent; healthcare or cost-containment legislation; general market trends for the biotechnology industry and related high-technology industries; the impact of exchange rates for the U.S. dollar; the impact of changing interest rates and policies of the Federal Reserve; and public policy pronouncements. These and other factors could have a significant impact on the value and volatility of our common stock in future periods.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may seek to raise the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaboration and licensing arrangements, including from our $50 million equity financing facility and/or from a potential collaboration for the development and commercialization of our lead product candidate. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Under an existing loan agreement with a bank, we are required to maintain certain financial and non-financial covenants, including covenants limiting or restricting our ability to incur additional debt or declare dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

ITEM 2:   PROPERTIES

We have leased approximately 100,000 square feet (approximately 31,000 square feet currently under sublease to a third party through July 2007) of laboratory and office space at 26 Landsdowne Street, Cambridge, Massachusetts through July 2012, with two consecutive five-year renewal options. We believe that our currently leased facility will, in large part, be adequate for our research and development activities at least through the year 2008. We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, we, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts, or the U.S. District Court, against Eli Lilly and Company, or Lilly, alleging infringement of certain claims, or the NF-κB ‘516 Claims, of the Plaintiffs’ U.S. Patent No. 6,410,516, or the ‘516 Patent, covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

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

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, or Amgen, filed a lawsuit against us in the U.S. District Court for the District of Delaware, or the Delaware Court, seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. We filed a motion to dismiss this case in the Delaware Court on June 14, 2006, which was, after a hearing held on September 11, 2006, denied in an order dated September 13, 2006.

On September 25, 2006, we filed a motion requesting the judge to certify the Delaware Court’s September 13, 2006 order denying our motion to dismiss for immediate appeal to the Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2006, we also filed a renewed motion to dismiss the Amgen litigation for failure to name the university patentees as necessary and indispensable parties or, in the alternative, to transfer this case to the U.S. District Court for the District of Massachusetts, or the Massachusetts Court.

At a hearing on these motions held on November 3, 2006, the Delaware Court granted our motion certifying the Delaware Court’s September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, the Company’s renewed motion to dismiss or transfer the case. The Delaware Court also stayed discovery in the case pending a ruling on the Company’s petition for permission to appeal the Delaware Court’s September 13, 2006 order, or the Petition, to be filed with the CAFC.

We filed our Petition with the CAFC on November 16, 2006, which was denied by the CAFC on December 29, 2006. As a result of the CAFC’s denial of our Petition, the temporary stay issued by the Delaware Court expired. On February 20, 2007, a hearing was held before the Delaware Court on our renewed motion to dismiss the Amgen litigation, or in the alternative, to transfer this case to the Massachusetts Court.

A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the Delaware Court on February 23, 2007. Pursuant to that order, a claim construction hearing in this case is scheduled for January 7, 2008, with trial scheduled to commence on May 12, 2008.

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

The PTO issued its first office action on August 2, 2006. In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by us in the Lilly litigation and claims which may be asserted by us in the Amgen litigation. Our response to the first office action was filed on November 9, 2006, and we await receipt of a final office action from the PTO. Accordingly, we can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in this reexamination process, including the claims which were asserted against Lilly or might be asserted against Amgen, or that we will ultimately prevail in either of these litigations.

The timing and ultimate outcome of the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial), the Amgen litigation (including pending motion to dismiss, or in the alternative, to transfer the case to the Massachusetts Court) and the reexamination proceedings cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can we predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although we have prevailed at jury trial in the Lilly litigation, the damages we were awarded by the jury may be eliminated or limited by an adverse finding in the bench trial, on post-trial motions, upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ARIA”. The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

2006:	High	Low
First Quarter	$7.15	$5.44
Second Quarter	7.78	3.99
Third Quarter	4.91	3.27
Fourth Quarter	5.72	4.13

2005:
First Quarter	$8.05	$5.42
Second Quarter	7.40	5.23
Third Quarter	8.75	6.45
Fourth Quarter	7.73	5.52

On March 9, 2007, the last reported sale price of our common stock was $4.46.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock since December 31, 2001, with the total cumulative return of the NASDAQ Biotechnology Index and the Russell 2000® Index, each of which ARIAD is a member. The Russell 2000 Index is a market capitalization-weighted index of stock price performance for the 2,000 smallest companies in the Russell 3000® Index. Since the Russell 2000 Index is specifically designed to measure the stock price trends of smaller companies, we believe it is a meaningful index against which to compare our stock price performance.

The price of a share of common stock is based upon the closing price per share as quoted on the NASDAQ Global Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices. We did not declare or pay any dividends during the comparison period. The stock price performance as shown in the graph below is not necessarily indicative of future stock price performance.

	2001	2002	2003	2004	2005	2006
ARIAD Pharmaceuticals, Inc.	100.00	43.53	139.77	139.40	109.76	96.44
NASDAQ Biotechnology Index	100.00	54.67	79.68	84.57	86.96	87.85
Russell 2000 Index	100.00	78.42	114.00	133.38	137.81	161.24

Stockholders

As of February 28, 2007, the approximate number of holders of record of our common stock was 460, and the approximate total number of beneficial holders of our common stock was 42,000.

Dividends

We have not declared or paid dividends on our common stock in the past and do not intend to declare or pay such dividends in the foreseeable future. Our long-term debt agreement prohibits the payment of cash dividends.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

    ITEM 6:   SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years then ended have been derived from the audited consolidated financial statements of the Company, of which the financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein.

	Years Ended December 31,
In thousands, except share and per share data	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenue	$896	$1,217	$742	$660	$67
Operating expenses:
Research and development	43,312	45,916	27,711	14,889	23,018
General and administrative	21,251	12,261	9,442	5,547	5,718
Operating expenses	64,563	58,177	37,153	20,436	28,736
Loss from operations	(63,667)	(56,960)	(36,411)	(19,776)	(28,669)
Other income (expense):
Interest income	2,222	1,900	1,110	353	615
Interest expense	(483)	(422)	(272)	(303)	(323)
Other income					534
Other income (expense), net	1,739	1,478	838	50	826

Net loss	$(61,928)	$(55,482)	$(35,573)	$(19,726)	$(27,843)

Net loss per share	$(0.99)	$(0.99)	$(0.69)	$(0.51)	$(0.86)
Weighted average number of shares of common stock outstanding	62,679,807	56,283,948	51,294,160	39,036,073	32,475,083

	As of December 31,
In thousands	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$39,804	$81,516	$75,506	$66,740	$26,850
Working capital	25,859	65,971	68,874	61,587	21,126
Total assets	51,043	96,174	87,189	74,284	35,104
Long-term debt	3,815	5,735	7,655	6,575	5,437
Accumulated deficit	(309,026)	(247,098)	(191,616)	(156,043)	(136,317)
Stockholders’ equity	30,262	71,378	67,440	59,326	21,852

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

Our lead cancer product candidate, AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas. We expect to commence enrollment in our initial Phase 3 clinical trial of AP23573 in patients with advanced bone and soft-tissue sarcomas in 2007. We discovered AP23573 in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary. In 2005, we entered into a partnership with Medinol Ltd., a leading cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver AP23573 in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries. Our second product candidate, AP24534, is in preclinical testing for the treatment of chronic myeloid leukemia. We expect to file an Investigational New Drug application, or IND, for this product candidate with the FDA in the second half of 2007.

In addition to our lead development programs, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. We also have an exclusive license to a family of patents, three in the U.S. and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity. Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI. We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999. Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception. We expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. As of December 31, 2006, we had an accumulated deficit of $309.0 million and cash, cash equivalents and marketable securities of $39.8 million and working capital of $25.9 million. In February 2007, we obtained a commitment for up to $50 million in equity financing from Azimuth Opportunity Ltd. which is available for us to access, subject to certain terms and conditions, over the 18-month term of the agreement.

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

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have relied primarily on the capital markets as our source of funding. In August 2005 and October 2006, we raised approximately $57.9 million and $14.3 million, respectively, through underwritten public offerings of our common stock. We also have $50 million available under an equity financing facility. We utilize long-term debt to supplement our funding, particularly as a means to fund investment in property and equipment and infrastructure needs. In addition, we plan to seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates and are currently in negotiations with several companies for a partnership to develop and commercialize AP23573 in a broad range of oncology indications. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

At December 31, 2006, we reported $4.3 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in the estimated useful lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. For example, during 2006 and 2005, we expensed $174,000 and $43,000, respectively, of unamortized costs related to certain intangible assets which we are not actively pursuing any longer. We have concluded that the carrying value of our remaining intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off all or a portion of the carrying value of our intangible assets. The net book value as of December 31, 2006 of intangible assets related to our NF-êB technology is $448,000. If the patentability of our NF-κB patents is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the quoted market value of certain underlying mutual funds. Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations. If, for example, the quoted market prices of the underlying mutual funds were 10% higher at December 31, 2006, we would have recognized an additional $37,000 in compensation expense in 2006.

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors. Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate, and an estimate of the life of the option contract. Fluctuations in these factors can result in adjustments to our statements of operations. If, for example, the market value of our common stock, its volatility or expected life of stock options granted during the three-month period ended December 31, 2006, were 10% higher or lower than used in the valuation of such stock options, our stock-based compensation expense for the awards would have increased or decreased by up to $26,000, $23,000, or $21,000, respectively.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue

We recognized license revenue of $896,000 for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005. The decrease in license revenue was due primarily to the impact of the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol, Ltd. in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.6 million, or 6%, to $43.3 million in 2006, compared to $45.9 million in 2005. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in vivo efficacy studies in relevant animal models of disease;

•	manufacturing of drug product for preclinical studies and clinical trials and ultimately for commercial supply;

•
submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the FDA in an Investigational New Drug application, or IND (or similar filings with regulatory agencies outside the United States);

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

Our R&D expenses for 2006 as compared to 2005 were as follows:

	Year ended December 31,		Increase/
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$15,584	$26,311	$(10,727)
Preclinical programs	843	1,142	(299)
All other R&D expenses	26,885	18,463	8,422
	$43,312	$45,916	$(2,604)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and 2005. Direct external expenses for AP23573 decreased by $10.7 million in 2006 as compared to 2005 due primarily to decreases in clinical trial costs ($5.4 million) and manufacturing-related costs ($4.1 million). The decrease in clinical trial costs is directly related to the decrease in the number of patients on trial during the period driven by successful conclusion in 2005 and 2006 of enrollment in several clinical trials. Manufacturing costs include product and process development work, as well as the costs to produce drug product. Manufacturing costs for AP23573 decreased in 2006 as compared to 2005 due to the completion in 2005 of certain product and process development studies and the timing of production runs of AP23573. Through December 31, 2006, we have incurred a total of approximately $56.0 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase in 2007 from 2006 as we commence enrollment of patients in a Phase 3 clinical trial for this product candidate.

Our preclinical programs are focused on the development of additional novel, small molecule, molecularly targeted therapies including kinase inhibitors targeting cancer-related processes such as cell survival, metastasis and angiogenesis. Our kinase inhibitor program includes our second product candidate, AP24534. Direct external expenses on preclinical programs will increase or decrease over time depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs decreased by $299,000 in 2006 as compared to 2005 due primarily to the completion of certain pharmacology studies conducted by outside contract laboratories in 2005. We expect that our direct external expenses for preclinical programs will increase in 2007, as resources allow, as we conduct the necessary testing to support the filing of an IND for AP24534 and continue to move these programs forward in development.

All other R&D expenses increased by $8.4 million in 2006 as compared to 2005 due to higher personnel and related costs as a result of an increase in the number of personnel and salary adjustments ($4.2 million) and the impact of the adoption of SFAS No. 123R, Share-Based Payment, regarding stock-based compensation expense ($2.4 million), an increase in depreciation and amortization costs related to our property and equipment ($1.3 million) and miscellaneous increases in costs related to our facility, including maintenance and utility costs. We expect that all other R&D expenses will increase in 2007 in support of the expanding activity in our clinical and preclinical programs, including the commencement of enrollment in a Phase 3 clinical trial for our lead product candidate, AP23573.

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

General and Administrative Expenses

General and administrative expenses increased by $9.0 million, or 73%, from $12.3 million in 2005 to $21.3 million in 2006. Professional fees increased by $3.9 million to $11.4 million in 2006 as compared to $7.4 million in 2005 due primarily to costs related to expansion of business and commercial development initiatives and to our patent infringement litigation with Lilly and Amgen. Personnel and related costs increased by $2.3 million due to an increase in the number of personnel and salary adjustments ($808,000) and the impact of adoption of SFAS No. 123R ($1.6 million). We expect that our professional fees will decrease significantly in 2007 reflecting the completion of the Lilly trial in 2006. We expect that all other general and administrative expenses will increase slightly in 2007 as necessary to support our research and development programs.

We expect that our operating expenses in total will increase in 2007 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the impact of a potential collaboration with a pharmaceutical company for the development and commercialization of AP23573, developments in our patent infringement litigation and our ability to raise funding through equity offerings, the use of our $50 million equity financing facility, collaborations, licensing, joint ventures or other sources.

Interest Income/Expense

Interest income increased by 17% to $2.2 million in 2006 from $1.9 million in 2005, as a result of higher interest yields from our cash equivalents and marketable securities, offset in part by a lower average balance of funds invested in 2006.

Interest expense increased by 14% to $483,000 in 2006 from $422,000 in 2005, as a result of higher interest rates offset in part by lower average loan balances in 2006.

Operating Results

We reported a loss from operations of $63.7 million in 2006 compared to a loss from operations of $57.0 million in 2005, an increase in loss of $6.7 million, or 12%. Such increase was due primarily to the increase in operating expenses noted above. We expect that our loss from operations in 2007 will remain at approximately the same level as in 2006 as a result of the net effect of the above noted expected increase in R&D expenses offset by an expected decrease in litigation cost and an expected increase in revenue from existing license agreements. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations or partnerships for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, or utilize our $50 million equity financing facility, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $61.9 million in 2006 compared to a net loss of $55.5 million in 2005, an increase in net loss of $6.4 million or 12%, and a net loss per share of $0.99 in both 2006 and 2005 due to a greater weighted average number of shares of our common stock outstanding in 2006 from 2005.

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

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $18.2 million, or 66%, from $27.7 million in 2004 to $45.9 million in 2005.

Our R&D expenses for 2005 as compared to 2004 were as follows:

	Year ended December 31,		Increase/
In thousands	2005	2004	(decrease)
Direct external expenses:
Clinical programs	$26,311	$11,542	$14,769
Preclinical programs	1,142	3,494	(2,352)
All other R&D expenses	18,463	12,675	5,788
	$45,916	$27,711	$18,205

Direct external expenses for AP23573, our only clinical program in 2005 and 2004, increased by $14.8 million in 2005 as compared to 2004 due primarily to increases in clinical trial costs ($10.9 million) and manufacturing-related costs ($3.5 million). In 2005, we continued to enroll patients in our existing clinical trials of AP23573 and initiated new clinical trials in additional disease indications, including prostate and endometrial cancer. The increase in clinical trial costs is directly related to the increased enrollment, the costs of evaluating enrolled patients, the costs of managing the trials, laboratory costs and the costs of compiling and analyzing results obtained in the trials. Manufacturing costs include product and process development work, as well as the costs to produce drug product. Manufacturing costs for AP23573 increased in 2005 as compared to 2004 due to an increase in the quantities of drug product manufactured for the clinical trials and investments in manufacturing process development.

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

Interest Income/Expense

Interest income increased by 71% to $1.9 million in 2005 from $1.1 million in 2004, as a result of higher interest yields from our cash equivalents and marketable securities, offset in part by a lower average balance of funds invested in 2005.

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

Selected Quarterly Financial Data

Summarized unaudited quarterly financial data are as follows:

	2006
In thousands, except per share amounts	First	Second	Third	Fourth

Total license revenue	$229	$229	$229	$209
Net loss	(15,358)	(16,996)	(15,220)	(14,354)
Net loss per share	(0.25)	(0.27)	(0.25)	(0.22)

	2005
In thousands, except per share amounts	First	Second	Third	Fourth

Total license revenue	$304	$350	$321	$242
Net loss	(12,346)	(14,083)	(14,594)	(14,459)
Net loss per share	(0.23)	(0.27)	(0.25)	(0.23)

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

Sources of Funds

During the years ended December 31, 2006, 2005 and 2004, our sources of funds were as follows:

In thousands	2006	2005	2004
Maturities of marketable securities, net of purchases	$49,642	$1,756	$(41,669)
Sales/issuances of common stock:
In common stock offerings	14,271	57,860	40,001
Pursuant to stock option and employee stock purchase plans	1,955	970	2,382
Proceeds from long-term borrowings	-	-	3,000
	$65,868	$60,586	$3,714

We manage our marketable securities portfolio to provide cash for payment of our obligations. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the years ended December 31, 2006, 2005 and 2004, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

In thousands	2006	2005	2004
Proceeds from maturities of marketable securities	$92,561	$60,644	$16,590
Purchases of marketable securities	(42,919)	(58,888)	(58,259)
	$49,642	$1,756	$(41,669)

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. In 2004, 2005 and 2006, we completed underwritten offerings of our common stock for net proceeds of $40.0 million, $57.9 million and $14.3 million, respectively. The following table details our common stock offerings in 2004, 2005 and 2006:

	Number of Shares	Price Per Share	Net Cash Proceeds
			In thousands
March, 2004	5,060,000	$8.50	$40,001

August, 2005	8,625,000	$7.20	$57,860

October, 2006	3,112,945	$4.65	$14,271

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock that are available for sale, giving us the opportunity to raise funding when considered appropriate. On December 19, 2003, we filed a shelf registration statement with the SEC for the issuance of up to 7,000,000 shares of our common stock, which was declared effective on January 9, 2004. On February 18, 2005, we filed another shelf registration statement with the SEC which was amended on March 11, 2005 for the issuance of up to 9,500,000 shares of our common stock. This filing was declared effective on March 14, 2005. As of December 31, 2006, after selling shares in each of the offerings mentioned above, we have used all of the shares available for issuance under our then effective shelf registrations.

On January 30, 2007, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, with a total value of up to $100 million, from time to time at prices and on terms to be determined at the time of any such offerings. This filing was declared effective on February 6, 2007. No securities have yet been issued under this registration statement.

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd. under which we may offer and sell, and Azimuth is committed to purchase, subject to the terms set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement. These shares will be registered under the shelf registration statement we filed on January 30, 2007. At our sole discretion, we may initiate up to 24 draw downs during the approximately 18-month term of the agreement by delivering notice to Azimuth. Each draw down notice will specify (a) the aggregate dollar amount of our common stock to be sold to Azimuth during such draw down and (b) the minimum threshold price at which we will sell such shares, which will not be less than $3.00 per share. Azimuth will be required to purchase a pro rata portion of the shares for each trading day during a price period of 10 consecutive trading days on which the daily volume weighted average price for our common stock exceeds the minimum threshold price. The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%, depending on the minimum threshold price. In connection with any such draw down at our sole discretion, we may also grant Azimuth the right, during the relevant draw down pricing period, to purchase additional shares of our common stock by specifying in the draw down notice an optional aggregate dollar amount and a minimum threshold price for such optional shares. Azimuth is not obligated to purchase the optional amount. The per share purchase price for these optional shares will equal the greater of the daily volume weighted average price of our common stock on the day Azimuth notifies us of its election to exercise such right or the minimum threshold price for such optional shares, less a discount ranging from 3.5% to 5.5%. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners, an Institutional Division of Financial West Group, a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

In March 2003, we entered into a term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off our obligations under certain operating leases for equipment and for general working capital purposes. The loan is secured by all of our assets excluding intellectual property, which we have agreed not to pledge to any other party without the consent of the bank. The loan carries interest at the bank’s prime rate or LIBOR plus 2%. We amended the terms of the loan on December 31, 2003 and December 31, 2004, receiving another $2.0 million and $3.0 million, respectively, in loan proceeds. The amended loan is payable in monthly installments of $160,000 plus interest beginning in January 2005 with a final payment of $3.5 million due in March 2008. The terms of the loan require us to maintain at least $13.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock. The balance outstanding as of December 31, 2006 was $5,735,000.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. Our uses of cash during the years ended December 31, 2006, 2005 and 2004 were as follows:

In thousands	2006	2005	2004

Net cash used in operating activities	$56,038	$44,556	$31,559
Repayment of long-term borrowings	1,920	1,920	1,800
Investment in intangible assets	568	675	730
Investment in property and equipment	1,067	6,538	2,743
	$59,593	$53,689	$36,832

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss increased in 2005 and 2006 due primarily to the increased costs of advancing our product candidates through preclinical and clinical phases of development, expansion of business and commercial development initiatives and patent litigation. Also as noted above, we expect that our net loss in 2007 will remain at approximately the same level as in 2006. However, we expect that our net cash used in operating activities will decrease in 2007 due to the impact of cash to be received from existing license agreements that will be deferred as revenue to future years and increases in depreciation and amortization and changes in working capital. We expect that our investment in intangible assets, consisting of our intellectual property, will increase in 2007 in support of our product development activities. Our investment in property and equipment increased in 2005 primarily due to a renovation project to create more useable space in our facility and an upgrade to our information technology infrastructure, and decreased in 2006 due to substantive completion of such projects in 2005. We expect that our investment in property and equipment will increase in 2007 as we continue to advance our research and development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of December 31, 2006:

In thousands	Payments Due By Period
	Total	In 2007	2008 through 2010	2011 through 2012	After 2012
Long-term debt	$5,735	$1,920	$3,815	$--	$--
Operating leases	11,044	1,331	6,358	3,355	--
Employment agreements	7,327	3,899	3,428	--	--
Other long-term obligations	4,435	749	3,001	290	395
	$28,541	$7,899	$16,602	$3,645	$395

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 7.38%, our average interest rate on our debt at December 31, 2006, over the remaining term of the debt, our interest expense would total approximately $353,000 in 2007 and $67,000 in 2008.

Other long-term obligations are comprised primarily of obligations under our deferred executive compensation plans and license agreements. The license agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products. All license agreements are cancelable by us. The above table reflects remaining license fees for the lives of the agreements but excludes milestone and royalty payments, as such amounts are not probable or estimable at this time.

Liquidity

At December 31, 2006, we had cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $25.9 million, compared to cash, cash equivalents and marketable securities totaling $81.5 million and working capital of $66.0 million at December 31, 2005.

We will require substantial additional funding for our research and development programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may (1) sell securities of the Company through public or private offerings as market conditions permit or to Azimuth under the $50 million equity financing commitment, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property.

We believe that our cash, cash equivalents and marketable securities on hand at December 31, 2006 should be sufficient to satisfy our capital and operating requirements approximately through the third quarter of 2007. If we fully utilize our $50 million equity financing facility, we could extend the sufficiency of our cash, cash equivalents and marketable securities to at least mid-2008. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of, and the rate of patient enrollment in, our initial Phase 3 clinical trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to develop and commercialize AP23573, the status of our in-house efforts to prepare for the potential launch of AP23573, the progress of our preclinical programs, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB litigation, among other factors. These variables could result in earlier or later depletion of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development. In any event, we expect to need additional funding in order to pursue our business plan, which we will seek to raise through the sale of additional securities, including the possible sale of common stock to Azimuth under the $50 million equity financing commitment, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not quality for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. We expect that the adoption of FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are assessing the impact of SFAS No. 157 on our financial statements.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with original maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government and agency securities. Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity (accumulated other comprehensive income or loss). Realized gains and losses on marketable security transactions, if any, are reported on the specific-identification method. Interest income is recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at December 31, 2006, because our available funds were invested solely in cash equivalents and short-term marketable securities with maturities of 12 months or less, our risk of loss due to changes in interest rates is not material.

We have an executive compensation plan which provides participants with deferred compensation based on the value of certain designated mutual funds. The fair value of our obligations under this program is reflected as a liability on our balance sheet. In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of December 31, 2006, we would have incurred approximately $37,000 of additional compensation expense.

At December 31, 2006, we had $5.7 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR +2%. This note is sensitive to changes in interest rates. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (73.8 basis points at December 31, 2006), we would incur approximately $35,000 of additional interest expense in 2007.

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

Such statements in connection with any discussion of future operating or financial performance are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual R&D expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to manufacture or have manufactured our product candidates on a commercial scale or to supply our product candidates to partners, risks and uncertainties regarding our ability to successfully recruit centers, enroll patients and conduct clinical studies of product candidates, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future results or lead to regulatory approval of any of our or any partner’s product candidates, risks and uncertainties related to the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, risks and uncertainties of third-party intellectual property claims relating to our and any partner’s product candidates, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other factors. Please also see the discussion under Part I, Item 1A: Risk Factors appearing elsewhere in this Annual Report for more details regarding these and other risks.

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

We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 9, 2007

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and per share data	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,728	$25,453
Marketable securities	8,076	56,063
Inventory and other current assets	1,839	2,225
Total current assets	41,643	83,741
Property and equipment:
Leasehold improvements	18,126	17,840
Equipment and furniture	10,677	9,908
Total	28,803	27,748
Less accumulated depreciation and amortization	(23,721)	(20,022)
Property and equipment, net	5,082	7,726
Intangible and other assets, net	4,318	4,707
Total assets	$51,043	$96,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,003	$3,961
Current portion of long-term debt	1,920	1,920
Accrued compensation and benefits	428	497
Accrued product development expenses	6,612	8,444
Other accrued expenses	1,841	2,097
Current portion of deferred executive compensation	528
Current portion of deferred revenue	452	851
Total current liabilities	15,784	17,770
Long-term debt	3,815	5,735
Deferred revenue	2	24
Deferred executive compensation	1,180	1,267
Commitments, contingent liabilities and minority interest (Notes 1, 6, 7, 11)
Stockholders’ equity:
Preferred stock, authorized, 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value, authorized, 145,000,000 shares, issued and outstanding,	65	62
65,391,347 shares in 2006, 61,698,129 shares in 2005
Additional paid-in capital	339,220	318,684
Deferred compensation		(246)
Accumulated other comprehensive gain (loss)	3	(24)
Accumulated deficit	(309,026)	(247,098)
Total stockholders’ equity	30,262	71,378
Total liabilities and stockholders’ equity	$51,043	$96,174

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except share and per share data	2006	2005	2004

License revenue	$896	$1,217	$742
Operating expenses:
Research and development	43,312	45,916	27,711
General and administrative	21,251	12,261	9,442
Operating expenses	64,563	58,177	37,153
Loss from operations	(63,667)	(56,960)	(36,411)
Other income (expense):
Interest income	2,222	1,900	1,110
Interest expense	(483)	(422)	(272)
Other income, net	1,739	1,478	838
Net loss	$(61,928)	$(55,482)	$(35,573)

Net loss per share	$(0.99)	$(0.99)	$(0.69)

Weighted average number of shares of common stock outstanding	62,679,807	56,283,948	51,294,160

        See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Shareholders’
In thousands, except share data	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balance, January 1, 2004	46,817,032	47	215,343	(22)	1	(156,043)	59,326
Issuance of common stock, net of issuance costs	5,060,000	5	39,996				40,001
Issuance of shares pursuant to ARIAD stock plans	811,641	1	3,689				3,690
Stock-based compensation to consultants			94	(94)
Amortization of stock-based compensation				58			58
Comprehensive loss:
Net loss						(35,573)	(35,573)
Other comprehensive income (loss)
Net unrealized losses on marketable securities					(62)		(62)
Comprehensive loss							(35,635)
Balance, December 31, 2004	52,688,673	53	259,122	(58)	(61)	(191,616)	67,440

Issuance of common stock, net of issuance costs	8,625,000	9	57,851				57,860
Issuance of shares pursuant to ARIAD stock plans	384,456		1,512				1,512
Stock-based compensation to consultants			213	(213)
Amortization of stock-based compensation			(14)	25			11
Comprehensive loss:
Net loss						(55,482)	(55,482)
Other comprehensive income (loss)
Net unrealized gains on marketable securities					37		37
Comprehensive loss							(55,445)
Balance, December 31, 2005	61,698,129	$62	$318,684	$(246)	$(24)	$(247,098)	$71,378

Issuance of common stock, net of issuance costs	3,112,945	3	14,268				14,271
Issuance of shares pursuant to ARIAD stock plans	580,273		1,955				1,955
Stock-based compensation			4,559				4,559
Elimination of deferred compensation			(246)	246
Comprehensive loss:
Net loss						(61,928)	(61,928)
Other comprehensive income (loss)
Net unrealized gains on marketable securities					27		27
Comprehensive loss							(61,901)
Balance, December 31, 2006	65,391,347	$65	$339,220	$0	$3	$(309,026)	$30,262

    See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2006	2005	2004
Cash flows from operating activities:
Net loss	$(61,928)	$(55,482)	$(35,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,634	2,803	911
Accretion of discount on marketable securities	(1,628)	(833)
Stock-based compensation	4,559	554	1,366
Deferred executive compensation expense	888	374	800
Increase (decrease) from:
Inventory and other current assets	386	(260)	(1,431)
Other assets	34	6	15
Accounts payable	42	1,832	1,376
Accrued compensation and benefits	(69)	187	(156)
Accrued product development expenses	(1,832)	5,510	2,054
Other accrued expenses	(256)	1,506	(454)
Deferred revenue	(421)	(242)	(216)
Deferred executive compensation paid	(447)	(511)	(251)
Net cash used in operating activities	(56,038)	(44,556)	(31,559)
Cash flows from investing activities:
Acquisitions of marketable securities	(42,919)	(58,888)	(58,259)
Proceeds from maturities of marketable securities	92,561	60,644	16,590
Investment in property and equipment	(1,067)	(6,538)	(2,743)
Investment in intangible assets	(568)	(675)	(730)
Net cash provided by (used in) investing activities	48,007	(5,457)	(45,142)
Cash flows from financing activities:
Proceeds from long-term debt borrowings			3,000
Repayment of long-term debt borrowings	(1,920)	(1,920)	(1,800)
Proceeds from issuance of common stock, net of issuance costs	14,271	57,860	40,001
Proceeds from issuance of common stock pursuant to stock option and purchase plans	1,955	970	2,382
Net cash provided by financing activities	14,306	56,910	43,583
Net increase (decrease) in cash and cash equivalents	6,275	6,897	(33,118)
Cash and cash equivalents, beginning of year	25,453	18,556	51,674
Cash and cash equivalents, end of year	$31,728	$25,453	$18,556

Interest paid, net of amounts capitalized	$517	$333	$273

    See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules. The Company is developing a comprehensive approach to patients with cancer that addresses the greatest medical need - aggressive and advanced-stage cancers for which current treatments are inadequate. The Company’s goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites. The Company’s lead cancer product candidate, AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas. Medinol Ltd. is also developing stents to deliver AP23573 to prevent reblockage at sites of vascular injury following stent-assisted angioplasty. The Company’s second product candidate, AP24534, is in preclinical testing for the treatment of chronic myeloid leukemia.

The Company has a focused drug discovery program centered on small molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer. The Company also has an exclusive license to pioneering technology and patents related to certain NF-κB cell-signaling activity, which may be useful in treating certain diseases. Additionally, the Company has developed a proprietary portfolio of cell-signaling regulation technologies, the Company’s ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products, and which provide versatile tools for use in cell biology, functional genomics and drug discovery research.

At December 31, 2006, the Company has cash, cash equivalents and marketable securities totaling $39.8 million. The Company believes that the combination of its cash, cash equivalents, marketable securities and the $50 million available under its agreement with Azimuth Opportunity Ltd. (Note 13) provide sufficient resources for the Company to fund its anticipated spending through at least the middle of 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly-owned subsidiaries, ARIAD Corporation and ARIAD Pharma S.A., and its 80%-owned subsidiary ARIAD Gene Therapeutics, Inc. (“AGTI”) (Note 7). The Company’s research and development relating to product candidates based on its ARGENT cell-signaling regulation technology and its small molecule mTOR inhibitors derived from the ARGENT programs are conducted on behalf of AGTI. Intercompany accounts and transactions have been eliminated in consolidation. AGTI is a research and development company and its accumulated deficit exceeds its total paid-in capital at December 31, 2006. Because the Company funds all losses of AGTI and the minority interest holders of AGTI common stock are not obligated to fund such losses, no minority interest income/gain or asset is recorded in the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. Marketable securities are recorded in the consolidated financial statements at aggregate fair value (Note 2). The carrying amount of the Company’s bank term note of $5.7 million at December 31, 2006 approximates fair value due to its variable interest rate (Note 4). The Company’s obligation under its executive compensation plans (Note 5) is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated current fair value.

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

Inventory

Inventory consists of bulk pharmaceutical material to be used for multiple development programs. Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed. The carrying value of inventory amounted to $1.2 million and $1.7 million at December 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are amortized over the shorter of their useful lives or lease term using the straight-line method (4 to 10 years).

Intangible and Other Assets

Intangible and other assets consist primarily of capitalized patent and license costs and deposits. The cost of purchased patents and patent applications, costs incurred in filing patents and certain license fees are capitalized. Capitalized costs related to issued patents are amortized over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter, using the straight-line method. Capitalized license fees are amortized over the periods to which they relate. In addition, capitalized costs are expensed when it becomes determinable that such patent applications or technology will not be pursued.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts (Note 10).

Segment Reporting

The Company organizes itself into one segment reporting to the chief executive officer. No revenues from product sales or services occurred in 2006, 2005 or 2004.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective as of the first annual reporting period that begins after June 15, 2005. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Statement’s modified prospective application method. Accordingly, prior period results have not been restated.

Under the provisions of SFAS No. 123R, the Company recognizes compensation expense in its financial statements associated with awards of stock options and other equity-based instruments to employees, directors and consultants. Compensation cost is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period. All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Since options are granted to employees with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, there was no expense included in the statement of operations for the years ended December 31, 2005 and 2004 related to employee stock options.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflect the effect of the Company’s outstanding options using the treasury stock method, except where such items would be anti-dilutive. In years in which a net loss is reported, basic and diluted per share amounts are the same. In 2006, 2005 and 2004, options amounting to 6,571,341, 6,826,644 and 5,889,532 shares of common stock, respectively, were not included in the computation of dilutive earnings per share, because the effect would be anti-dilutive. There were no warrants or convertible securities outstanding at December 31, 2006, 2005 or 2004.

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

Effective October 1, 2005, the Company adopted a new deferred executive compensation plan (the “2005 Plan”) that defers the payment of annual bonus awards to future periods as specified in each award. The Company accrues a liability based on the fair value of the awards ratably over the vesting period. The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not quality for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company expects that the adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing the impact of SFAS No. 157 on its financial statements.

2.    Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At December 31, 2006 and 2005, all of the Company’s marketable securities consisted of United States Treasury or agency securities.

At December 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $8,076,000 and $8,073,000, respectively. Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2006.

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

Realized gains and losses on investment security transactions are reported on the specific-identification method. There were no realized gains and losses on sales of marketable securities in 2006, 2005 and 2004. Changes in market values resulted in a decrease (increase) in net unrealized losses of $27,000, $37,000 and ($62,000) in 2006, 2005 and 2004, respectively.

3.    Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at December 31:

In thousands	2006	2005

Capitalized patent and license costs	$9,828	$9,433
Less accumulated amortization	(5,534)	(4,784)
	4,294	4,649
Other	24	58
	$4,318	$4,707

Amortization expense for intangible assets amounted to $750,000, $717,000 and $697,000 in 2006, 2005 and 2004 respectively. In addition, the Company expensed unamortized patent and license costs of $174,000, $43,000 and $87,000 in 2006, 2005 and 2004, respectively, related to patent applications or technology no longer being pursued. The estimated future amortization expenses for capitalized patent and license costs are $681,000 for 2007, $373,000 for 2008, $336,000 for 2009, $267,000 for 2010 and $267,000 for 2011.

4.    Long-Term Debt

Long-term debt was comprised of the following at December 31:

In thousands	2006	2005
Bank term note at prime rate or LIBOR +2% (average interest rate of 7.38% at December 31, 2006)	$5,735	$7,655

Less current portion	(1,920)	(1,920)
	$3,815	$5,735

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

The annual aggregate future principal payments of the above loan, as amended, are $1.9 million in 2007, and $3.8 million in 2008.

5.    Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997 (the “1997 Plan”), the Company recorded an asset and a liability on the date of grant equal to the fair value of awards granted under the 1997 Plan. The fair value of awards made in 2004 under the 1997 Plan was $1.0 million. The asset is amortized to expense over the vesting period and the liability is revalued and adjusted to fair value at each reporting period. Under the Company’s 2005 Plan, the Company accrues a liability for the fair value of awards ratably over the vesting period. The value of awards made in 2005 under the 2005 Plan was $962,000. There were no awards made in 2006.

Pursuant to an amendment to the 1997 Plan in 2005, the unvested balances as of December 31, 2004 of awards under the 1997 Plan were cancelled. The value of such unvested balances was transferred to the 2005 Plan and are accounted for accordingly. The recorded asset and liability balances attributable to the 1997 Plan were adjusted to reflect the cancellation and transfer of unvested awards. The net expense for these plans was $888,000, $374,000 and $800,000 in 2006, 2005 and 2004, respectively. The estimated future expenses for awards made through December 31, 2006 are $670,000, $386,000, and $185,000 for 2007, 2008 and 2009, respectively.

6.    Leases, Licensed Technology and Other Commitments

Facility Lease

The Company conducts its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease. The lease was amended in 2006 and provides that the current lease term extends to July 2012 with two consecutive five-year renewal options. The Company subleases approximately 31,000 square feet of space to one tenant and such sublease expires in July 2007. Rent expense, net of sublease income of $1.3 million, $1.4 million and $1.4 million in 2006, 2005 and 2004 respectively, amounted to $636,000, $620,000 and $509,000 respectively. Future minimum annual rental payments through July 2012 are $1.3 million in 2007, $2.1 million for 2008 through 2011, and $1.2 million in 2012, which are net of expected sublease income of $639,000 in 2007.

Licensed Technology

The Company and AGTI have entered into agreements with several universities under the terms of which the Company and/or AGTI have received exclusive licenses to technology and intellectual property. The agreements, which are generally cancelable by the Company and/or AGTI, provide for the payment of license fees and/or minimum payments, which are generally creditable against future royalties. Fees paid by the Company on behalf of the Company and/or AGTI amounted to $145,000, $145,000 and $238,000 in 2006, 2005 and 2004, respectively, and are expected to amount to approximately $145,000 annually in 2007 through 2009, $290,000 in 2010, and $145,000 thereafter. In addition, the agreements provide for payments upon the achievement of certain milestones in product development. The agreements also require the Company to fund certain costs associated with the filing and prosecution of patent applications.

Other Commitments

The Company has entered into various employment agreements with 13 senior officers. The agreements provide for aggregate annual base salaries of $7.3 million and remaining terms of employment of up to three years.

7.    Stockholders’ Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock which the Board of Directors is empowered to designate and issue in different series. At December 31, 2006, the Board of Directors had designated 500,000 shares as series A preferred stock and 9,500,000 shares remained undesignated.

Common Stock

On December 19, 2003, the Company filed a shelf registration statement with the SEC for the issuance of up to 7,000,000 shares of its common stock. This filing was declared effective on January 9, 2004. On March 29, 2004, the Company sold 5,060,000 of these registered shares in an underwritten public offering at a price of $8.50 per share for net proceeds of $40.0 million. On October 25, 2006, the Company sold the remaining 1,940,000 shares available on this shelf as part of an underwritten offering that sold an aggregate of 3,112,945 shares of its common stock at a price of $4.65 per share for net proceeds of approximately $14.3 million. As of December 31, 2006, there were no shares available for issuance under this shelf registration.

On February 18, 2005, the Company filed a shelf registration statement with the SEC, which was amended on March 11, 2005, registering 9,500,000 shares of common stock. The filing was declared effective on March 14, 2005. On August 10, 2005 and August 18, 2005, the Company sold an aggregate of 8,625,000 of these registered shares in an underwritten public offering at a price of $7.20 per share for net proceeds of approximately $57.9 million. On October 25, 2006, the Company sold the remaining 875,000 shares available on this shelf as part of the aforementioned underwritten offering that sold an aggregate of 3,112,945 shares of its common stock at a price of $4.65 per share. At December 31, 2006, there were no shares available for issuance under this shelf registration.

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

8.    Stock Plan

ARIAD Stock Option and Stock Plans

The Company’s 1991, 1994, 2001 and 2006 stock option and stock plans (the “Plans”) provide for the awarding of nonqualified and incentive stock options, stock grants and restricted stock units to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a four-year period, and expire ten years from the date of grant. Stock grants and restricted stock units provide the recipient with ownership of common stock subject to any rights the Company may have to repurchase the shares granted or other restrictions. The 1991 and 1994 Plans have expired according to their terms and the 2001 Plan has no shares remaining available for grant, although existing stock options granted under these Plans remain outstanding. As of December 31, 2006, there are 4,738,755 shares available for awards under the 2006 Plan.

ARIAD Gene Therapeutics, Inc. Stock Option Plan

The Company’s subsidiary, AGTI, adopted a stock option plan in 1993, which was approved by the Company’s stockholders and which has now expired according to its terms. At December 31, 2003, there were 87,428 options outstanding all of which were exercised on January 17, 2004 for proceeds to AGTI of approximately $37,000 (Note 7). There were no other options exercised nor any options granted under this plan in 2006, 2005 or 2004. At December 31, 2006, there are no outstanding options to purchase AGTI common stock under this plan.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, substantially all of its employees may, through payroll withholdings, purchase shares of the Company’s stock at a price of 85% of the lesser of the fair market value at the beginning or end of each three-month withholding period. In 2006, 2005 and 2004, 37,421, 23,137 and 11,298 shares of common stock were issued under the plan, respectively.

9.    Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Statement’s modified prospective application method. Accordingly, prior period results have not been restated.

The Company’s statement of operations included total compensation cost from share-based payments for the years ended December 31, as follows:

In thousands	2006	2005	2004

Compensation cost from:
Stock options	$3,773	$5	$59
Stock and stock units	737	549	1,307
Purchases of common stock at a discount	49	---	---
	$4,559	$554	$1,366

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $3.8 million for the year ended December 31, 2006, which caused the Company’s net loss to increase by $3.8 million and its net loss per share to increase by $0.06 per share. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based awards. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based awards for such periods:

	2005	2004

In thousands, except per share amounts
Net loss as reported	$(55,482)	$(35,573)
Effect of stock options if valued at fair value	(4,159)	(4,026)
Pro forma net loss	$(59,641)	$(39,599)

Net loss per share as reported	$(0.99)	$(0.69)
Effect of stock options if valued at fair value	(0.07)	(0.08)
Pro forma net loss per share	$(1.06)	$(0.77)

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

The following table summarizes information about stock options as of and for the years ended December 31:

In thousands, except per share amounts	2006	2005	2004
Weighted average fair value of options granted, per share	$4.33	$5.95	$5.15
Total cash received from exercises of stock options	1,791	850	2,280
Total intrinsic value of stock options exercised	1,403	742	3,131
Total fair value of stock options vested	4,320	2,088	4,872

The weighted average fair value of options granted in the years ended December 31, 2006, 2005, and 2004 reflect the following weighted-average assumptions:

	2006	2005	2004
Expected life of options granted (in years)	7.02	6.00	6.00
Expected volatility	70.65%	101.00%	112.00%
Risk-free rate	4.68%	4.17%	3.71%
Expected dividends	0%	0%	0%

The expected life assumption is based on an analysis of historical behavior of participants related to options awarded over time. The expected volatility assumption for the year ended December 31, 2006 is based on the implied volatility of the Company’s common stock, derived from analysis of historical traded and quoted options on the Company’s common stock over the period commensurate with the expected life of the options granted. The expected volatility for the years ended December 31, 2005 and 2004 is based on the historical volatility of the Company’s common stock. The risk-free rate is based on the forward U.S. Treasury yield curve. The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.

Based on the Company’s historical employee departure rates, an estimated forfeiture rate of 16.4% has been used in calculating compensation cost. Under the provisions of SFAS No. 123R, additional expense is recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense is recorded if the actual forfeiture rate is higher than estimated.

Stock option activity under the Company’s stock plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Number Of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2004	5,647,839	$4.48
Granted	1,192,150	6.02
Forfeited	(320,114)	6.17
Exercised	(630,343)	3.62
Options outstanding, December 31, 2004	5,889,532	4.80
Granted	1,310,875	7.30
Forfeited	(132,144)	7.16
Exercised	(241,319)	3.52
Options outstanding, December 31, 2005	6,826,644	5.28
Granted	584,095	6.21
Forfeited	(326,546)	6.84
Exercised	(512,852)	3.49
Options outstanding, December 31, 2006	6,571,341	$5.42
Options exercisable, December 31, 2004	4,087,438	$4.65
December 31, 2005	4,345,848	$4.70
December 31, 2006	4,550,503	$4.94

Activity for non-vested stock option awards for the years ended December 31, 2006, 2005 and 2004 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested options outstanding, January 1, 2004	2,005,438	$3.86
Granted	1,192,150	$5.15
Vested	(1,125,942)	$4.33
Forfeited	(269,552)	$4.79
Non-vested options outstanding, December 31, 2004	1,802,094	$4.29
Granted	1,310,875	$5.95
Vested	(567,164)	$3.68
Forfeited	(65,009)	$5.10
Non-vested options outstanding, December 31, 2005	2,480,796	$5.22
Granted	584,095	$4.33
Vested	(911,879)	$4.74
Forfeited	(132,174)	$4.99
Non-vested options outstanding, December 31, 2006	2,020,838	$5.20

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options	Options	Options Expected
	Outstanding	Exercisable	To Vest
Number of options	6,571,341	4,550,503	6,321,459
Weighted-average exercise price per share	$5.42	$4.94	$5.37
Aggregate intrinsic value (in 000’s)	$(1,843)	$932	$(1,454)
Weighted average remaining contractual term (in years)	5.87	4.79	5.77

Options expected to vest include options currently exercisable plus options scheduled to vest in the future less expected forfeitures.

At December 31, 2006, total unrecognized compensation cost related to non-vested stock options outstanding amounted to $7,969,000. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Stock and stock units amounting to 80,000 were granted in each of the years ended December 31, 2006 and 2005 and 170,000 in 2004. The weighted-average fair value of stock and stock unit awards granted in the years ended December 31, 2006, 2005 and 2004 was $6.43, $6.62 and $7.69, respectively. At December 31, 2006, there was no unrecognized compensation cost related to stock and stock unit awards.

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

10.   Income Taxes

At December 31, 2006, the Company had available, for federal tax reporting purposes, net operating loss carryforwards of approximately $306.4 million, which expire commencing in 2009 and, for state tax reporting purposes, net operating loss carryforwards of approximately $192.5 million, which expire commencing in 2007. The Company also had federal research and development credit carryovers of approximately $10.8 million, which expire commencing in 2007, and state research and development credit carryovers of $5.3 million, which expire commencing in 2007. Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

The components of deferred income taxes were as follows at December 31:

In thousands	2006	2005
Deferred tax liabilities:
Intangible and other assets	$1,718	$1,860

Deferred tax assets:
Net operating loss carryforwards	115,745	94,345
Federal and State tax credit carryovers	18,086	16,451
Depreciation	4,520	3,800
Other	1,872	1,344
Total deferred tax assets	140,223	115,940

Deferred tax assets, net	138,505	114,080
Valuation allowance	(138,505)	(114,080)
Total deferred taxes	$0	$0

Since the Company has not yet achieved sustained profitable operations, management believes the tax benefits as of December 31, 2006 and 2005 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset. The increase in the valuation allowance of $24.4 million in 2006 and $22.3 million in 2005 resulted primarily from net operating loss carryforwards and tax credit carryovers from operations in those years and that were not benefited.

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

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities, hereinafter referred to as Amgen, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court”) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. The Company filed a motion to dismiss this case in the Delaware Court on June 14, 2006, which was, after a hearing held on September 11, 2006, denied in an order dated September 13, 2006.

On September 25, 2006, the Company filed a motion requesting the judge to certify the Delaware Court’s September 13, 2006 order denying the Company’s motion to dismiss for immediate appeal to the Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2006, the Company also filed a renewed motion to dismiss the Amgen litigation for failure to name the university patentees as necessary and indispensable parties or, in the alternative, to transfer this case to the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”).

At a hearing on these motions held on November 3, 2006, the Delaware Court granted the Company’s motion certifying the Delaware Court’s September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, the Company’s renewed motion to dismiss or transfer the case. The Delaware Court also stayed discovery in the case pending a ruling on the Company’s petition for permission to appeal the Delaware Court’s September 13, 2006 order (the “Petition”) to be filed with the CAFC.

The Company filed its Petition with the CAFC on November 16, 2006, which was denied by the CAFC on December 29, 2006. As a result of the CAFC’s denial of the Company’s Petition, the temporary stay issued by the Delaware Court expired. On February 20, 2007, a hearing was held before the Delaware Court on the Company’s renewed motion to dismiss the Amgen litigation, or in the alternative, to transfer this case to the Massachusetts Court.

A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the Delaware Court on February 23, 2007. Pursuant to that order, a claim construction hearing in this case is scheduled for January 7, 2008, with trial scheduled to commence on May 12, 2008.

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

The PTO issued its first office action on August 2, 2006. In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which may be asserted by the Company in the Amgen litigation. The Company’s response to the first office action was filed on November 9, 2006, and the Company awaits receipt of a final office action from the PTO. Accordingly, the Company can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in this reexamination process, including the claims which were asserted against Lilly or might be asserted against Amgen, or that we will ultimately prevail in either of these litigations.

The timing and ultimate outcome of the Lilly litigation (including the pending bench trial and any appeal of the jury verdict and court’s ruling in the bench trial), the Amgen litigation (including pending motion to dismiss, or in the alternative, to transfer the case to the Massachusetts Court) and the reexamination proceedings cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited. Although the Company has prevailed at jury trial in the Lilly litigation, the damages the Company was awarded by the jury may be eliminated or limited by an adverse finding in the bench trial, on post-trial motions, upon appeal or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

12.   Related Party Transactions

For the Company’s March 2004 and August 2005 public offerings of common stock, Lehman Brothers served as the sole-book running manager for which it received underwriting discounts and commissions of $1,399,090 and $2,018,250, respectively. In addition, Lehman Brothers provided assistance to the Company in connection with its January 2005 transaction with Medinol Ltd. for the development of drug-eluting stents for which Lehman Brothers earned a fee of $200,000. The spouse of a former member of the Company’s Board of Directors, who was on the Company’s Board at the time of these transactions, is a vice chairman of Lehman Brothers. We believe the transactions with Lehman Brothers were entered into on terms no less favorable to us than we could have obtained from unaffiliated third parties.

13.   Subsequent Events

On January 30, 2007, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, with a total value of up to $100 million, from time to time at prices and on terms to be determined at the time of the offering. This filing was declared effective on February 6, 2007. No securities have been issued under this filing.

On February 14, 2007, the Company entered into an agreement with Azimuth Opportunity Ltd. under which the Company may offer and sell, and Azimuth is committed to purchase, subject to the terms set forth in the agreement, up to $50 million of the Company’s common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of the Company’s common stock as of the effective date of the agreement, whichever is fewer. These shares will be registered under the shelf registration statement filed by the Company on January 30, 2007. At the Company’s sole discretion, the Company may initiate up to 24 draw downs during the approximately 18-month term of the agreement by delivering notice to Azimuth. Each draw down notice will specify (a) the aggregate dollar amount of the Company’s common stock to be sold to Azimuth during such draw down and (b) the minimum threshold price at which the Company will sell such shares, which will not be less than $3.00 per share. Azimuth will be required to purchase a pro rata portion of the shares for each trading day during a price period of 10 consecutive trading days on which the daily volume weighted average price for the Company’s common stock exceeds the minimum threshold price. The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on such date, less a discount ranging from 3.5% to 5.5%, depending on the minimum threshold price. In connection with any such draw down at the Company’s sole discretion, the Company may also grant Azimuth the right, during the relevant draw down pricing period, to purchase additional shares of the Company’s common stock by specifying in the draw down notice an optional aggregate dollar amount and a minimum threshold price for such optional shares. Azimuth is not obligated to purchase from the optional ammount. The per share purchase price for these optional shares will equal the greater of the daily volume weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise such right or the minimum threshold price for such optional shares, less a discount ranging from 3.5% to 5.5%. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners, an Institutional Division of Financial West Group, a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ARIAD Pharmaceuticals, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 9, 2007

ITEM 9B:    OTHER INFORMATION

On October 30, 2006, we amended our lease for our office and laboratory facility in Cambridge, Massachusetts.  The amendment provides for the extension of the current term of the lease until July 31, 2012 at an annual blended base rent effective May 1, 2007 of approximately $20.90 per rentable square foot, net of operating expenses, utilities and real estate taxes.  Base rent expense from May 1, 2007 through July 31, 2012 will be approximately $2.1 million on an annual basis, less any sublease rent income.  The amendment also provides for two options to extend the lease beyond the current term for five years each, at annual base rents approximating fair market rents.  In addition, the amendment provides that the landlord will make specified improvements in and to the building in 2007.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors,” “Executive Officers,“ “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11:    EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Discussion and Analysis”, "Compensation Committee Report" and “Board of Directors” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
   MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 14th of March, 2007.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Harvey J. Berger, M.D.
Name:	Harvey J. Berger, M.D.
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey J. Berger, M.D. Harvey J. Berger, M.D.	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2007

/s/ Sandford D. Smith Sandford D. Smith	Vice Chairman of the Board of Directors	March 14, 2007

/s/ Edward M. Fitzgerald Edward M. Fitzgerald	Senior Vice President, Finance and Corporate Operations, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007

/s/ Michael D. Kishbauch Michael D. Kishbauch	Director	March 14, 2007

/s/ Jay R. LaMarche Jay R. LaMarche	Director	March 14, 2007

/s/ Athanase Lavidas, Ph.D. Athanase Lavidas, Ph.D.	Director

/s/ Peter J. Nelson Peter J. Nelson	Director	March 14, 2007

/s/ Burton E. Sobel, M.D. Burton E. Sobel, M.D.	Director	March 14, 2007

/s/ Elizabeth H.S. Wyatt Elizabeth H.S. Wyatt	Director	March 14, 2007

EXHIBIT INDEX

Exhibit No.	Title

3.1	Certificate of Incorporation of the Company, as amended. (16)
3.2	Restated By-laws of the Company, as amended. (5)
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

10.42	Stock Issuance Agreement, dated January 13, 2004, between ARIAD Gene Therapeutics, Inc. and ARIAD Pharmaceuticals, Inc. (15)
10.43	Stock Transfer Agreement, dated January 17, 2004, between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto. (15)
10.44	Amendment No. 2 to Credit Agreement dated as of December 31, 2004 by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts. (17)
10.45	Second Amended and Restated Term Note, dated December 31, 2004, issued ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to Citizens Bank of Massachusetts. (17)
10.46**	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd. (19)
10.47**	Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd. (19)
10.48+	Executive Employment Agreement, dated August 19, 2002, and First Amendment to Employment Agreement, dated September 2, 2003, between ARIAD Pharmaceuticals, Inc., and Camille L. Bedrosian, M.D. (18)
10.49+	ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan. (20)
10.50+	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan. (20)
10.51+	ARIAD Pharmaceuticals, inc. Amended and Restated 2001 Stock Plan. (20)
10.52+*	Executive Compensation Arrangements
10.53+*	Director Compensation Arrangements.
10.54+
Amendment to Executive Employment Agreements, as of October 4, 2005, between ARIAD Pharmaceuticals, Inc. and each of Laurie A. Allen, Esq., Camille L. Bedrosian, M.D., David L. Berstein, Esq., Timothy P. Clackson, Ph.D., Edward M. Fitzgerald and John D. Iuliucci, Ph.D. (20)

10.55+	Amendment to Executive Employment Agreement, dated as of January 1, 2006 between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (21)
10.56+	Executive Employment Agreement, dated as of September 25, 2005 between ARIAD Pharmaceuticals, Inc. and Richard W. Pascoe. (21)
10.57*	Eighth Amendment to Lease dated October 30, 2006 by and between Forest City Cambridge, Inc. and ARIAD Corporation.
10.58+	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (22)
10.59**	License Agreement dated August 19, 1991 by and among The Massachusetts Institute of Technology, The Whitehead Institute and ARIAD Pharmaceuticals, Inc. (23)
10.60+	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (24)
10.61+	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (24)
10.62+	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (24)
10.63+	Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers. (24)
10.64	Common Stock Purchase Agreement dated February 14, 2007 by and between Azimuth Opportunity Ltd. and ARIAD Pharmaceuticals, Inc. (25)

21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer.
31.2*	Certification of the Chief Financial Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits:
(+)	Management Contract or Compensatory Plan or Arrangement
(*)	Filed Herewith.
(**)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(1)	Incorporated by reference to Registration Statement on Form 10 of the Company filed with the Securities and Exchange Commission on June 25, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-1 of the Company (No. 33-76414) filed with the Securities and Exchange Commission on March 11, 1994.
(3)	Incorporated by reference to Form 8-A of the Company filed with the Securities and Exchange Commission on June 19, 2000.
(4)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.
(5)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-3 of the Company (No. 333-38664) filed with the Securities and Exchange Commission on June 23, 2000.
(6)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 10, 1998.
(7)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 10, 2000.
(8)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 14, 2001.
(9)	Incorporated by reference to Form 10-K of the Company for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.
(10)	Incorporated herein by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2002.

(11)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 12, 1997.
(12)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in March 14, 2003.
(13)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in May 13, 2003.
(14)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission in November 4, 2003.
(15)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 2, 2004.
(16)	Incorporated by reference to Registration Statement on Form S-8 of the Company (No. 333-116996) filed with the Securities and Exchange Commission on June 30, 2004.
(17)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on February 18, 2005.
(18)	Incorporated by reference to Form 10-K/A of the Company filed with the Securities and Exchange Commission on March 11, 2005.
(19)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2005.
(20)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2005.
(21)	Incorporated by reference to Form 10-K of the Company filed with the Securities and Exchange Commission on March 16, 2006.
(22)	Incorporated by reference to the Definitive Proxy Statement of the Company filed with the Securities and Exchange Commission on April 28, 2006.
(23)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2006.
(24)	Incorporated by reference to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 8, 2006.
(25)	Incorporated by reference to Form 8-K of the Company filed with the Securities and Exchange Commission on February 15, 2007.