Form 10-Q
period 2007-03-31
ARIAD PHARMACEUTICALS INC
filed 2007-05-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s common stock outstanding as of April 20, 2007 was 68,676,033.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,947	$31,728
Marketable securities	15,127	8,076
Inventory and other current assets	2,408	1,839

Total current assets	41,482	41,643

Property and equipment:
Leasehold improvements	18,126	18,126
Equipment and furniture	10,757	10,677

Total	28,883	28,803
Less accumulated depreciation and amortization	(24,086)	(23,721)

Property and equipment, net	4,797	5,082

Intangible and other assets, net	4,316	4,318

Total assets	$50,595	$51,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,255	$1,920
Accounts payable	3,619	4,003
Accrued compensation and benefits	766	428
Accrued product development expenses	6,916	6,612
Other accrued expenses	2,706	1,841
Current portion of deferred executive compensation	536	528
Current portion of deferred revenue	264	452

Total current liabilities	20,062	15,784

Long-term debt		3,815

Deferred revenue		2

Deferred executive compensation	1,390	1,180

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 68,632,137 shares in 2007 and 65,391,347 shares in 2006	69	65
Additional paid-in capital	353,050	339,220
Accumulated other comprehensive income	1	3
Accumulated deficit	(323,977)	(309,026)

Total stockholders’ equity	29,143	30,262

Total liabilities and stockholders’ equity	$50,595	$51,043

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
In thousands, except share and per share data	March 31,
	2007	2006

License revenue	$190	$229

Operating expenses:
Research and development	11,023	11,674
General and administrative	4,403	4,456

Total operating expenses	15,426	16,130

Loss from operations	(15,236)	(15,901)

Other income (expense):
Interest income	390	664
Interest expense	(105)	(121)

Total other income, net	285	543

Net loss	$(14,951)	$(15,358)

Net loss per share	$(.23)	$(.25)

Weighted-average number of shares of common stock outstanding	65,625,902	61,728,913

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
In thousands	2007	2006

Cash flows from operating activities:
Net loss	$(14,951)	$(15,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	1,240
Accretion of discount on marketable securities	(121)	(539)
Deferred executive compensation expense	218	220
Stock-based compensation	1,287	1,176
Increase (decrease) from:
Inventory and other current assets	(569)	(84)
Other assets	(6)	6
Accounts payable	(384)	(522)
Accrued compensation and benefits	338	347
Accrued product development expenses	304	241
Other accrued expenses	865	(556)
Deferred revenue	(190)	96
Deferred executive compensation paid		(212)

Net cash used in operating activities	(12,637)	(13,945)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,107	22,831
Purchases of marketable securities	(15,038)	(11,640)
Investment in property and equipment	(80)	(354)
Investment in intangible assets	(200)	(208)

Net cash (used in) provided by investing activities	(7,211)	10,629

Cash flows from financing activities:
Repayment of borrowings	(480)	(480)
Proceeds from the issuance of stock , net of issuance costs	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	247	986

Net cash provided by financing activities	12,067	506

Net decrease in cash and cash equivalents	(7,781)	(2,810)
Cash and cash equivalents, beginning of period	31,728	25,453

Cash and cash equivalents, end of period	$23,947	$22,643

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three-month periods ended March 31, 2007 and 2006 and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

At March 31, 2007, the Company has cash, cash equivalents and marketable securities totaling $39.1 million. The Company believes that the combination of its cash, cash equivalents and marketable securities, together with the availability of $37.5 million under its equity financing facility with Azimuth Opportunity Ltd. (Note 5), provide sufficient resources for the Company to fund its anticipated spending through at least the middle of 2008.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value. At March 31, 2007, all of the Company’s marketable securities consisted of United States Treasury or agency securities.

At March 31, 2007, the aggregate fair value and amortized cost of the Company’s marketable securities were $15,127,000 and $15,126,000, respectively. Gross unrealized gains and losses were $2,000 and $1,000, respectively, at March 31, 2007. The gross unrealized losses of $1,000 pertain to two marketable securities with an aggregate fair value of $5,367,000, both of which have been in a continuous loss position for less than twelve months.

At December 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $8,076,000 and $8,073,000, respectively. Gross unrealized gains and losses were $3,000 and $0 respectively, at December 31, 2006.

The Company’s marketable securities with unrealized losses consist of U.S. Treasury and agency securities that are guaranteed by the U.S. government or an agency thereof. The unrealized losses were caused by increased interest rates. Because the Company has the intent and ability to hold the securities to maturity, which should result in a recovery of the fair value, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on investment security transactions are reported on the specific-identification method. There were no realized gains or losses on sales of marketable securities during the three months ended March 31, 2007. Changes in market values resulted in a decrease in net unrealized gains of $2,000 for the three-month period ended March 31, 2007.

3. Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award. The options vested equally over four years. The fair value of the awards were recognized as expense over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award. The Company accrues a liability based on the fair value of the awards ratably over the vesting period. The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds. There were no awards made under these plans in 2006 or in the quarter ended March 31, 2007. Total expense related to these plans amounted to $218,000 and $220,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

4. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2007 and 2006, options to purchase 7,099,565 and 6,948,950 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

5. Equity Financing Facility

On February 14, 2007, the Company entered into an agreement with Azimuth Opportunity Ltd. (“Azimuth”) under which the Company may offer and sell, at the Company’s sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, up to $50 million of the Company’s common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of the Company’s common stock as of the date of the agreement, whichever is fewer. The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on such date, less a discount ranging from 3.5% to 5.5%. The term of the agreement is eighteen months. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale.

Pursuant to the terms of this agreement, on March 26, 2007, the Company sold to Azimuth 3,072,393 shares of its common stock at an aggregate purchase price of $12.5 million. The net proceeds from this transaction, after deducting issuance expenses, were approximately $12.3 million. Following this transaction, $37.5 million remains available to the Company under this equity financing facility.

The shares of common stock sold to Azimuth were registered under a shelf registration statement filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on January 30, 2007 and declared effective by the SEC on February 6, 2007 which registered for issuance a total of $100 million of securities. Following the sale of common stock to Azimuth, $87.5 million of securities remain available for issuance under this shelf registration statement.

6. Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,
In thousands	2007	2006

Compensation cost from:
Stock options	$886	$984
Stock and stock units	388	184
Purchases of common stock at a discount	13	8
	$1,287	$1,176

The Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, during the three-month periods ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,
	2007			2006
	Shares	Weighted-Average Grant-Date Fair Value	Total Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Total Fair Value
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	782,720	$3.19	$2,494	429,095	$4.74	$2,050
Stock and stock units	134,000	4.94	662	80,000	6.43	514
Purchases of common stock at a discount	10,811	1.20	13	8,557	0.98	8
	927,531			517,652

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years. Stock options generally vest 25% per year over four years. Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis. The weighted average assumptions used in the Black-Scholes model to value stock options granted during the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006

Expected life of options granted (in years)	7.03	7.00
Expected volatility	68.18%	71.04%
Risk free interest rate	4.43%	4.58%
Expected annual dividends	$0.00	$0.00

Stock and stock unit grants are valued based on the closing price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period or period during which restrictions remain on the common stock or stock units granted. Compensation expense related to purchases of common stock by employees under the Company’s employee stock purchase plan is recognized in the period of purchase.

7. Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts(the “U.S. District Court“) against Eli Lilly and Company (“Lilly”) alleging infringement of certain claims (the “NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”), covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista®, and Lilly’s septic shock drug, Xigris®, and seeking monetary damages from Lilly.

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

Amgen Litigation

On April 20, 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. The Company filed a motion to dismiss this case in the Delaware Court on June 14, 2006, which was, after a hearing held on September
11, 2006, denied in an order dated September 13, 2006.

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

At a hearing on these motions held on November 3, 2006, the Delaware Court granted the Company’s motion certifying the Delaware Court’s September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, the Company’s renewed motion to dismiss or transfer the case. The Delaware Court also stayed discovery in the case pending a ruling on the Company’s petition for permission to appeal the Delaware Court’s September 13, 2006 order (the “Petition“) to be filed with the CAFC. The Company filed its Petition with the CAFC on November 16, 2006, which was denied by the CAFC on December 29, 2006. As a result of the CAFC’s denial of the Company’s Petition, the temporary stay issued by the Delaware Court expired.

On February 20, 2007, a hearing was held before the Delaware Court on the Company’s renewed motion to dismiss the Amgen litigation, or in the alternative, to transfer this case to the Massachusetts Court. The Delaware Court issued an order on March 27, 2007 denying the Company’s renewed motion to dismiss or alternatively to transfer this case. In its Order, the Delaware Court found that the university patentees are necessary, but not indispensable, parties to the action, and ordered Amgen to join The Whitehead Institute for Biomedical Research as a party. In addition, the Delaware Court ordered ARIAD to inform the Delaware Court, by April 13, 2007, whether Harvard University and Massachusetts Institute of Technology would voluntarily join the action.

On April 13, 2007, Amgen filed an Amended Complaint for Declaratory Judgment of Patent Invalidity and Non-Infringement against the Company and The Whitehead Institute and requested leave from the Delaware Court to file a Second Amended Complaint to add a claim for inequitable conduct. On the same day, the Company together with the university patentees filed a lawsuit against Amgen and Wyeth alleging infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s Answer to Amended Complaint, Counter-claim and Demand for Jury Trial.

A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the Delaware Court on February 23, 2007. The technology tutorial was held before the Delaware Court on May 1, 2007 pursuant to that order. The claim construction hearing in this case is scheduled for January 7, 2008, with trial scheduled to commence on May 12, 2008.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office (“PTO“) to reexamine the patentability of certain claims of the ‘516 Patent. An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent. These two requests have been granted and were merged by the PTO into a single reexamination proceeding. The Company petitioned the PTO to vacate or stay the grant of these requests, but these petitions were rejected. The Company (with the Plaintiffs) also filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the court enjoin the PTO from continuing with the reexamination proceedings, along with a motion for summary judgment, both of which were denied by the Court in an order dated October 3, 2006 granting the PTO’s motion to dismiss this action. The Company filed a motion to dismiss our appeal in this case on November 8, 2006.

The PTO issued its first office action on August 2, 2006. In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which may be asserted by the Company in the Amgen litigation. The Company’s response to the first office action was filed on November 9, 2006, and the Company awaits receipt of a final office action from the PTO. Accordingly, the Company can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in this reexamination process, including the claims which were asserted against Lilly or might be asserted against Amgen, or that the Company will ultimately prevail in either of these litigations.

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

8. Recently Issued Accounting Pronouncement

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, on January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements as of and for the period ended March 31, 2007.

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

Our lead cancer product candidate, AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas. We expect to initiate patient enrollment in our initial Phase 3 clinical trial of AP23573 in patients with metastatic sarcoma in the third quarter 2007. We discovered AP23573 in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary. In 2005, we entered into a partnership with Medinol Ltd., a leading cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver AP23573 in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries. Our second product candidate, AP24534, is in preclinical testing for the treatment of chronic myeloid leukemia. We expect to file an Investigational New Drug application, or IND, for this product candidate with the United States Food and Drug Administration, or FDA, in the second half of 2007.

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

As of March 31, 2007, we had an accumulated deficit of $324.0 million and cash, cash equivalents and marketable securities of $39.1 million and working capital of $21.4 million. In February 2007, we obtained a commitment for up to $50 million in equity financing from Azimuth Opportunity Ltd. which is available for us to access, subject to certain terms and conditions, over the 18-month term of the agreement. On March 26, 2007, we sold Azimuth 3,072,393 shares of our common stock at an aggregate purchase price of $12.5 million under this agreement. The net proceeds from this transaction, after deducting issuance expenses, were approximately $12.3 million. As of March 31, 2007, $37.5 million remained available to us under this equity financing facility.

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

Because we currently receive no revenue from the sale of pharmaceutical products and receive only limited license revenue, we have relied primarily on the capital markets as our source of funding. In October 2006, we raised approximately $14.3 million through an underwritten offering of our common stock. We have also entered into a $50 million equity financing facility pursuant to which we raised approximately $12.5 million in March 2007. We utilize long-term debt to supplement our funding, particularly as a means to fund investment in property and equipment and infrastructure needs. In addition, we plan to seek funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates. We are completing negotiations for a partnership to develop and commercialize AP23573 in a broad range of cancers, although we can provide no assurance that we will be able to reach a definitive agreement on acceptable terms. These collaborations may take the form of licensing arrangements, co-development or joint venture arrangements or other structures. If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

At March 31, 2007, we reported $4.3 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization. These costs are being amortized over the estimated useful lives of the underlying patents or licenses. Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations. We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets. If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets. The net book value as of March 31, 2007 of intangible assets related to our NF-êB technology is $470,000. If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings (see Part II, Item 1, Legal Proceedings), is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the quoted market value of certain underlying mutual funds. Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations. If, for example, the quoted market prices of the underlying mutual funds were 10% higher at March 31, 2007, we would have recognized an additional $97,000 in compensation expense in the three-month period ended March 31, 2007.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors. Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract. Fluctuations in these factors can result in adjustments to our statements of operations. If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the three-month period ended March 31, 2007 were 10% higher or lower than used in the valuation of such stock options, our valuation of such awards would have increased or decreased by up to $264,000, $154,000, or $142,000, respectively. This increase or decrease in valuation would be recognized on our statement of operations over the vesting period of such awards.

Results of Operations

For the three months ended March 31, 2007 and 2006

Revenue

We recognized license revenue of $190,000 in the three month period ended March 31, 2007, compared to $229,000 in the corresponding period in 2006. The decrease in license revenue was due primarily to the impact of the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $651,000, or 6%, to $11.0 million in the three month period ended March 31, 2007, compared to $11.7 million in the corresponding period in 2006. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our research and development expenses for the three month period ended March 31, 2007, as compared to the corresponding period in 2006, were as follows:

	Three months ended March 31,		Increase/
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$3,170	$4,183	$(1,013)
Preclinical programs	1,549	135	1,414
All other R&D expenses	6,304	7,356	(1,052)
	$11,023	$11,674	$(651)

AP23573, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2007 and 2006. Direct external expenses for AP23573 decreased by $1.0 million in the three-month period ended March 31, 2007, as compared to the corresponding period in 2006, due primarily to decreases in manufacturing related costs of $917,000 and clinical trials costs of $251,000. The decrease in manufacturing related costs was due to the timing of production runs of AP23573. The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by the successful conclusion of enrollment in several clinical trials in 2005 and 2006. Through March 31, 2007, we have incurred a total of approximately $59.1 million in direct external expenses for AP23573 from the date it became a clinical program. We expect that our direct external costs for AP23573 will increase during the remainder of 2007 as we prepare to initiate enrollment in our initial Phase 3 clinical trial for this product candidate.

Our preclinical programs are focused on the development of additional novel, small molecule, molecularly targeted therapies including kinase inhibitors targeting cancer-related processes such as cell survival, metastasis and angiogenesis. Our kinase inhibitor program includes our second product candidate, AP24534. Direct external expenses for preclinical programs will increase or decrease over time depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs. Direct external expenses for preclinical programs increased by $1.4 million in the three-month period ended March 31, 2007, as compared to the corresponding period in 2006 due primarily to the initiation of certain toxicology and contract manufacturing studies for AP24534 in 2007. We expect that our direct external expenses for preclinical programs will increase slightly during the remainder of 2007, as resources allow, as we prepare to file an IND for AP24534 in the second half of 2007 and continue to move our other preclinical programs forward in development.

All other R&D expenses decreased by $1.1 million in the three month period ended March 31, 2007 as compared to the corresponding period in 2006, due to lower personnel costs primarily from a decrease in stock-based compensation expense of $253,000 due to the impact of stock option forfeitures and the timing of stock option awards, a decrease in depreciation and amortization of $526,000 due to an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our lab and office facility, and a decrease in laboratory supplies and services of $182,000 as we shifted later stage preclinical testing from internal studies to external contract laboratories. We expect that all other R&D expenses will increase slightly during the remainder of 2007 to support our clinical and preclinical development programs.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses decreased by $53,000, or 1%, to $4.4 million in the three month period ended March 31, 2007, compared to $4.5 million in the corresponding period in 2006. The decrease in expenses was due primarily to decreases in professional services, primarily $289,000 in legal fees associated with our patent litigation, costs related to business and commercial development initiatives completed in 2006, and miscellaneous decreases in other expenses, offset in part by an increase in personnel expenses related to stock-based compensation expense of $401,000 resulting from grants of stock options and restricted stock in the three-month period ended March 31, 2007. We expect that our general and administrative expenses will remain at approximately the current level for the remainder of 2007 as necessary to support our research and development programs.

We expect that our operating expenses in total will increase during the remainder of 2007 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any change in operating expenses will depend on the progress of our product development programs, including preclinical and clinical studies and product manufacturing, the status of our patent infringement litigation with Lilly and Amgen, our ability to raise funding through equity offerings, collaborations, licensing, joint ventures or other sources and the timing of any such funding transaction.

Interest Income/Expense

Interest income decreased to $390,000 in the three month period ended March 31, 2007 from $664,000 in the corresponding period in 2006, as a result of a lower average balance of funds invested in 2007, offset in part by higher interest yields from our securities.

Interest expense decreased to $105,000 in the three month period ended March 31, 2007 from $121,000 in the corresponding period in 2006, as a result of lower average loan balances in 2007, offset, in part, by higher interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $15.2 million in the three month period ended March 31, 2007 compared to a loss from operations of $15.9 million in the corresponding period in 2006, a decrease in loss of $665,000, or 4%. Such decrease was due primarily to the decrease in operating expenses noted above. We expect that our loss from operations will increase slightly during the reminder of 2007 due to the various factors discussed under “Operating Expenses” above. Losses may fluctuate depending on the extent to which, if at all, we enter into collaborations for one or more of our product candidates or licenses for our technologies. The extent of operating losses will also depend on our ability to raise funds from other sources, such as the capital markets, or utilize the remaining $37.5 million under our equity financing facility, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $15.0 million in the three month period ended March 31, 2007, compared to a net loss of $15.4 million in the corresponding period in 2006, a decrease in net loss of $407,000 or 3%, and a net loss per share of $0.23 and $0.25, respectively.

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

Sources of Funds

For the three months ended March 31, 2007 and 2006, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2007	2006

Maturities of marketable securities, net of purchases	$(6,931)	$11,191
Proceeds from issuance of common stock, net of issuance costs	12,300
Proceeds from issuance of common stock pursuant to stock option and purchase plans	247	986
	$5,616	$12,177

We manage our marketable securities portfolio to provide cash for payment of our obligations. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the three-month periods ended March 31, 2007 and 2006, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended March 31,
In thousands	2007	2006

Proceeds from maturities of marketable securities	$8,107	$22,831
Purchases of marketable securities	(15,038)	(11,640)
	$(6,931)	$11,191

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate. On January 30, 2007, we filed a shelf registration statement with the SEC registering for issuance, from time to time, $100 million of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, at prices and on terms to be determined at the time of any such offerings. This filing was declared effective on February 6, 2007.

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd. under which we may offer and sell, at our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement. The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%. The term of the agreement is eighteen months. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

In March 2007, we sold to Azimuth 3,072,393 shares of our common stock pursuant to this agreement. We received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses. These shares were registered under our shelf registration statement filed on January 30, 2007. Following this transaction, we have $37.5 million available under our equity financing facility with Azimuth and $87.5 million of securities remaining for issuance under our shelf registration statement.

In March 2003, we entered into a term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off our obligations under certain operating leases for equipment and for general working capital purposes. The loan is secured by all of our assets excluding intellectual property, which we have agreed not to pledge to any other party without the consent of the bank. The loan carries interest at the bank’s prime rate or LIBOR plus 2%. We amended the terms of the loan on December 31, 2003 and December 31, 2004, receiving another $2.0 million and $3.0 million, respectively, in loan proceeds. The amended loan is payable in monthly installments of $160,000 plus interest beginning in January 2005 with a final payment of $3.5 million due in March 2008. The terms of the loan require us to maintain at least $13.0 million in unrestricted cash, cash equivalents and investments. The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock. The balance outstanding as of March 31, 2007 was $5,255,000.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three months ended March 31, 2007 and 2006, our uses of funds were as follows:

	Three Months Ended March 31,
In thousands	2007	2006

Net cash used in operating activities	$12,637	$13,945
Repayment of borrowings	480	480
Investment in intangible assets	200	208
Investment in property and equipment	80	354
	$13,397	$14,987

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the three months ended March 31, 2007 decreased by $407,000, as compared to the corresponding period in 2006, due primarily to decreased research and development expenses. As a result of changes in our working capital requirements offset in part by decreases in non-cash expenses, including depreciation and amortization expense, our net cash used in operating activities decreased by $1.6 million for the three months ended March 31, 2007, as compared with the corresponding period in 2006. Also, as noted above, we expect that our loss from operations will increase in the remainder of 2007 due to continued progress in development of our product candidates, and we expect that our net cash used in operations will increase accordingly. We also expect that our investment in intangible assets, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments. These contractual obligations were comprised of the following as of March 31, 2007:

		Payments Due By Period
In thousands	Total	In 2007	2008 through 2010	2011 through 2012	After 2012

Long-term debt	$5,255	$1,440	$3,815	$—	$—

Operating leases, net of sub-leases	10,770	1,057	6,358	3,355	—

Employment agreements	6,646	3,218	3,428	—	—

Other long-term obligations	4,318	596	3,037	290	395

Total fixed contractual obligations	$26,989	$6,311	$16,638	$3,645	$395

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 7.4%, our average interest rate on our debt at March 31, 2007, over the remaining term of the debt, our interest expense would total approximately $252,000 for the remainder of 2007 and $66,000 in 2008.

Other long-term obligations are comprised primarily of our deferred executive compensation plans and license agreements. The license agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products. All license agreements are cancelable by us. The above table reflects remaining license fees for the lives of the agreements but excludes milestone and royalty payments, as such amounts are not probable or estimable at this time.

Liquidity

At March 31, 2007, we had cash, cash equivalents and marketable securities totaling $39.1 million and working capital of $21.4 million, compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $25.9 million at December 31, 2006.

We will require substantial additional funding for our research and development programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities. In order to fund our needs, we may, among other things, (1) sell securities of the Company through public or private offerings as market conditions permit or to Azimuth under the equity financing facility, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios.

We believe that our cash, cash equivalents and marketable securities, should be sufficient to satisfy our capital and operating requirements approximately through the fourth quarter of 2007. If we fully utilize the remaining $37.5 million remaining under our equity financing facility, we could extend the sufficiency of our cash, cash equivalents and marketable securities to at least mid-2008. However, there are numerous factors that are likely to affect our spending levels, including the timing of the start of, and the rate of patient enrollment in, our initial Phase 3 clinical trial for AP23573, the timing of product and process development work for AP23573, the manufacture of drug product for clinical trials and potential product launch, if approved, developments in our ongoing clinical trials, the timing and terms of a partnership, if any, to develop and commercialize AP23573, the status of our in-house efforts to prepare for the potential launch of AP23573, the progress of our preclinical programs, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB litigation, among other factors. These variables could result in earlier depletion of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development. In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, including the possible sale of common stock to Azimuth under our equity financing facility, collaborative partnerships, and possible additional credit arrangements. There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks and uncertainties regarding our ability to accurately estimate the timing and actual research and development expenses and other costs associated with the preclinical and clinical development and manufacture of our product candidates, the adequacy of our capital resources and the availability of additional funding, risks and uncertainties regarding our ability to successfully recruit centers, enroll patients and conduct clinical studies of product candidates, risks and uncertainties regarding our ability to manufacture or have manufactured our product candidates on a commercial scale or to supply our product candidates to partners, risks and uncertainties that clinical trial results at any phase of development may be adverse or may not be predictive of future results or lead to regulatory approval of any of our or any partner’s product candidates, risks and uncertainties of third-party intellectual property claims relating to our and any partner’s product candidates, risks and uncertainties related to the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and risks and uncertainties relating to regulatory oversight, the timing, scope, cost and outcome of legal and patent office proceedings, litigation, prosecution and reexamination proceedings concerning our NF-kB patent portfolio, future capital needs, key employees, dependence on collaborators and manufacturers, markets, economic conditions, products, services, prices, reimbursement rates, competition and other risks detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated from time to time in our subsequent periodic and current reports filed with the SEC. As a result of these and other factors, actual events or results could differ materially from those described herein. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments. In particular, at March 31, 2007, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds. The fair value of our obligations under this program is reflected as a liability on our balance sheet. In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of March 31, 2007, we would have incurred approximately $97,000 of additional compensation expense in the three-month period ended March 31, 2007.

At March 31, 2007, we had $5.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (73.7 basis points), we would incur approximately $19,000 of additional interest expense per year based on expected balances over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

At a hearing on these motions held on November 3, 2006, the Delaware Court granted our motion certifying the Delaware Court’s September 13, 2006 order for immediate appeal and denied, as moot and without prejudice, our renewed motion to dismiss or transfer the case. The Delaware Court also stayed discovery in the case pending a ruling on our petition for permission to appeal the Delaware Court’s September 13, 2006 order, or the Petition, to be filed with the CAFC. We filed our Petition with the CAFC on November 16, 2006, which was denied by the CAFC on December 29, 2006. As a result of the CAFC’s denial of our Petition, the temporary stay issued by the Delaware Court expired.

On February 20, 2007, a hearing was held before the Delaware Court on our renewed motion to dismiss the Amgen litigation, or in the alternative, to transfer this case to the Massachusetts Court. The Delaware Court issued an order on March 27, 2007 denying our renewed motion to dismiss or alternatively to transfer this case. In its Order, the Delaware Court found that the university patentees are necessary, but not indispensable, parties to the action, and ordered Amgen to join The Whitehead Institute for Biomedical Research as a party. In addition, the Delaware Court ordered ARIAD to inform the Delaware Court, by April 13, 2007, whether Harvard University and Massachusetts Institute of Technology would voluntarily join the action.

On April 13, 2007, Amgen filed an Amended Complaint for Declaratory Judgment of Patent Invalidity and Non-Infringement against us and The Whitehead Institute and requested leave from the Delaware Court to file a Second Amended Complaint to add a claim for inequitable conduct. On the same day, we together with the university patentees filed a lawsuit against Amgen and Wyeth alleging infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as our Answer to Amended Complaint, Counter-claim and Demand for Jury Trial.

A scheduling order pursuant to Rule 16 of the Federal Rules of Civil Procedure was entered by the Delaware Court on February 23, 2007. The technology tutorial was held before the Delaware Court on May 1, 2007 pursuant to that order. The claim construction hearing in this case is scheduled for January 7, 2008, with trial scheduled to commence on May 12, 2008.

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

ITEM 6. EXHIBITS

10.1
Common Stock Purchase Agreement dated February 14, 2007, by and between ARIAD Pharmaceuticals, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2007).

10.2	Executive compensation arrangements (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3	Director compensation arrangements (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ARIAD Pharmaceuticals, Inc.

By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Date: May 10, 2007	Senior Vice President, Finance and Corporate Operations, and Chief Financial Officer (Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1
Common Stock Purchase Agreement dated February 14, 2007, by and between ARIAD Pharmaceuticals, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2007).

10.2	Executive compensation arrangements (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3	Director compensation arrangements (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.