Form 10-Q
period 2007-06-30
ARIAD PHARMACEUTICALS INC
filed 2007-08-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes  |  |             No  |X|

The number of shares of the Registrant’s common stock outstanding as of July 31, 2007 was 69,151,129.

ARIAD PHARMACEUTICALS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,767	$31,728
Marketable securities	19,929	8,076
Inventory and other current assets	2,886	1,839

Total current assets	28,582	41,643

Property and equipment:
Leasehold improvements	18,172	18,126
Equipment and furniture	10,925	10,677

Total	29,097	28,803
Less accumulated depreciation and amortization	(24,453)	(23,721)

Property and equipment, net	4,644	5,082

Intangible and other assets, net	4,206	4,318

Total assets	$37,432	$51,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,775	$1,920
Accounts payable	5,400	4,003
Accrued compensation and benefits	492	428
Accrued product development expenses	6,196	6,612
Other accrued expenses	3,035	1,841
Current portion of deferred executive compensation	532	528
Current portion of deferred revenue	399	452

Total current liabilities	20,829	15,784

Long-term debt		3,815

Deferred revenue		2

Deferred executive compensation	1,672	1,180

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 69,012,888 shares in 2007 and 65,391,347 shares in 2006	69	65
Additional paid-in capital	355,844	339,220
Accumulated other comprehensive income		3
Accumulated deficit	(340,982)	(309,026)

Total stockholders’ equity	14,931	30,262

Total liabilities and stockholders’ equity	$37,432	$51,043

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except share and per share data	2007	2006	2007	2006

License revenue	$189	$229	$379	$458

Operating expenses:
Research and development	10,540	10,144	21,563	21,818
General and administrative	6,898	7,531	11,301	11,987

Total operating expenses	17,438	17,675	32,864	33,805

Loss from operations	(17,249)	(17,446)	(32,485)	(33,347)

Other income (expense):
Interest income	341	574	731	1,239
Interest expense	(97)	(124)	(202)	(246)

Total other income, net	244	450	529	993

Net loss	$(17,005)	$(16,996)	$(31,956)	$(32,354)

Net loss per share	$(.25)	$(.27)	$(.48)	$(.52)

Weighted-average number of shares ofcommon stock outstanding	68,786,835	62,093,353	67,215,100	61,827,494

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
In thousands	2007	2006

Cash flows from operating activities:
Net loss	$(31,956)	$(32,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	2,344
Accretion of discount on marketable securities	(395)	(973)
Deferred executive compensation expense	496	449
Stock-based compensation	3,208	2,272
Increase (decrease) from:
Inventory and other current assets	(1,047)	(710)
Other assets	(7)	3
Accounts payable	1,397	1,928
Accrued compensation and benefits	64	277
Accrued product development expenses	(416)	(1,094)
Other accrued expenses	1,194	921
Deferred revenue	(55)	(133)
Deferred executive compensation paid	0	(301)

Net cash used in operating activities	(26,367)	(27,371)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	23,343	53,753
Purchases of marketable securities	(34,804)	(26,538)
Investment in property and equipment	(294)	(860)
Investment in intangible assets	(299)	(327)

Net cash (used in) provided by investing activities	(12,054)	26,028

Cash flows from financing activities:
Repayment of borrowings	(960)	(960)
Proceeds from the issuance of stock , net of issuance costs	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,120	1,349

Net cash provided by financing activities	12,460	389

Net decrease in cash and cash equivalents	(25,961)	(954)
Cash and cash equivalents, beginning of period	31,728	25,453

Cash and cash equivalents, end of period	$5,767	$24,499

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.      Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006.  The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

At June 30, 2007, the Company has cash, cash equivalents and marketable securities totaling $25.7 million.  The Company believes that the combination of its cash, cash equivalents and marketable securities, together with funding pursuant to its collaboration with Merck & Co., Inc. (Note 9) and the availability of $37.5 million under its equity financing facility with Azimuth Opportunity Ltd. (Note 5), provide sufficient resources for the Company to satisfy its operating and capital requirements for more than twelve months.

2.      Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At June 30, 2007, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2007, the aggregate fair value and amortized cost of the Company’s marketable securities were both $19,929,000.  Gross unrealized gains and losses were both $3,000, at June 30, 2007.  The gross unrealized losses of $3,000 pertain to four marketable securities with an aggregate fair value of $11,483,000, all of which have been in a continuous loss position for less than twelve months.

At December 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $8,076,000 and $8,073,000, respectively.  Gross unrealized gains and losses were $3,000 and $0 respectively, at December 31, 2006.

The Company’s marketable securities with unrealized losses are guaranteed by the U.S. government or an agency thereof.  The unrealized losses were caused by increased interest rates.  Because the Company has the intent and ability to hold the securities to maturity, which should result in a recovery of the fair value, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on investment security transactions are reported on the specific-identification method.  There were no realized gains or losses on sales of marketable securities during the six months ended June 30, 2007.  Changes in market values resulted in a decrease in net unrealized gains of $3,000 for the six-month period ended June 30, 2007.

3.      Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vested equally over four years.  The fair value of the awards was recognized as expense over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  The Company accrues a liability based on the fair value of the awards ratably over the vesting period.  The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds.  In April 2007, the Company made awards in the aggregate amount of $1,403,000 to eleven officers; there were no awards made in 2006.  Total expense related to these plans amounted to $496,000 and $449,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

4.      Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the six months ended June 30, 2007 and 2006, options to purchase 7,737,833 and 6,907,899 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

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

6.      Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month and six-month periods ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006

Compensation cost from:
Stock options	$1,806	$896	$2,691	$1,880
Stock and stock units	91	185	480	369
Purchases of common stock at a discount	24	15	37	23
	$1,921	$1,096	$3,208	$2,272

During the six-month periods ended June 30, 2007 and 2006, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Six Months Ended June 30,
	2007			2006
	Shares	Weighted- Average Grant-Date Fair Value	Total Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Total Fair Value
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	2,035,220	$3.28	$6,501	518,045	$4.47	$2,472
Stock and stock units	134,000	4.94	662	80,000	6.43	514
Purchases of common stock at a discount	23,412	1.57	37	17,971	1.28	23
	2,192,632			616,016

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006

Expected life of options granted (in years)	7.60	7.12
Expected volatility	68.02%	70.72%
Risk free interest rate	4.46%	4.59%
Expected annual dividends	$0.00	$0.00

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

A separate trial, or bench trial, was held in the U.S. District Court from August 7, 2006 through August 9, 2006 on certain defenses asserted by Lilly relating to the enforceability of the NF-κB ‘516 Claims and one defense related to the validity of these claims.  On July 6, 2007, the U.S. District Court issued its findings of fact and conclusions of law concerning the defenses asserted by Lilly at the bench trial.  In that ruling, the U.S. District Court found that the ‘516 Patent is valid and enforceable and that judgment may be entered for the Plaintiffs in accordance with the verdict of the jury and its findings of fact and conclusions of law.  Specifically, the U.S. District Court found that the four claims of the ‘516 Patent found infringed by the jury do not encompass unpatentable subject matter and the ‘516 Patent is not invalid due to inequitable conduct or prosecution laches.

On July 17, 2007, Lilly filed a motion to stay entry of the final judgment by the U.S. District Court pending re-examination of the ‘516 Patent or for settlement of form of the final judgment.  On July 26, 2007, the Plaintiffs filed their opposition to Lilly’s motion and the parties await the ruling of the U.S. District Court on this pending motion. Oral argument on this motion has been requested, but no date therefore has been set by the U.S. District Court.  Lilly also has the right to file additional motions challenging the jury’s verdict in this lawsuit, and, upon the entry of a final judgment by the U.S. District Court, to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.

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

On September 25, 2006, the Company filed a motion requesting the judge to certify the Delaware Court’s September 13, 2006 order denying our motion to dismiss for immediate appeal to the Court of Appeals for the Federal Circuit (“CAFC”).  On October 5, 2006, the Company also filed a renewed motion to dismiss the Amgen litigation for failure to name the institutional patentees as necessary and indispensable parties or, in the alternative, to transfer this case to the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”).

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

On February 20, 2007, a hearing was held before the Delaware Court on the Company’s renewed motion to dismiss the Amgen litigation, or in the alternative, to transfer this case to the Massachusetts Court.  The Delaware Court issued an order on March 27, 2007 denying the Company’s renewed motion to dismiss or alternatively to transfer this case.  In its Order, the Delaware Court found that the institutional patentees are necessary, but not indispensable, parties to the action, and ordered Amgen to join The Whitehead Institute for Biomedical Research as a party.  In addition, the Delaware Court ordered ARIAD to inform the Delaware Court, by April 13, 2007, whether Harvard University and Massachusetts Institute of Technology would voluntarily join the action.

On April 13, 2007, Amgen filed an amended complaint for declaratory judgment of patent invalidity and noninfringement against the Company and The Whitehead Institute and requested leave from the Delaware Court to file a second amended complaint to add a claim for inequitable conduct.  On the same day, the Company together with the institutional patentees filed a lawsuit against Amgen and Wyeth alleging infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to the amended complaint, counter-claim and demand for jury trial.

On May 30, 2007, the Company and the institutional patentees filed a motion seeking to amend their counterclaims to assert claims against Amgen for infringement of U.S. Patent Nos. 5,804,374 (the “374 Patent”) and 6,150,090 (the “090 Patent”).  On June 4, 2007, Wyeth filed a motion seeking to sever it from the proceedings in the Delaware court relating to Amgen and to stay such proceedings against Wyeth. Oral argument on these two motions has been requested, but no date therefore has been set by the Delaware Court.

The scheduling order issued by the Delaware Court pursuant to Rule 16 of the Federal Rules of Civil Procedure was amended pursuant to agreement by the parties at a hearing held before the Delaware Court on June 13, 2007.  The technology tutorial was held before the Delaware Court on May 1, 2007 pursuant to the initial scheduling order.  The claim construction hearing in this case is scheduled to be heard on or around June 24, 2008, with trial scheduled to commence on November 3, 2008.

Re-examination Proceedings in PTO

On April 4, 2005, Lilly filed a request in the United States Patent and Trademark Office (“PTO“) to reexamine the patentability of certain claims of the ‘516 Patent.  An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent.

These two requests have been granted and were merged by the PTO into a single reexamination proceeding.  The Company petitioned the PTO to vacate or stay the grant of these requests, but these petitions were rejected.  The Company (with the Plaintiffs) also filed a complaint in the U.S. District Court in the Eastern District of Virginia requesting that the court enjoin the PTO from continuing with the reexamination proceedings, along with a motion for summary judgment, both of which were denied by the Court in an order dated October 3, 2006 granting the PTO’s motion to dismiss this action. The Company has determined that it will not appeal this order.

The PTO issued its first office action on August 2, 2006.  In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which are or may be asserted by the Company in the Amgen litigation.  In the Company’s response to the first office action, filed on November 9, 2006, the Company cancelled 8 of the 160 claims rejected by the PTO and advocated allowance of the remaining 152 rejected claims.  On July 6, 2007, the PTO issued a final office action, rejecting 141 claims of the ‘516 Patent, including the claims asserted by the Company in the Lilly and Amgen litigations.  On July 25, 2007, the Company filed a petition to withdraw the finality of July 6 office action.  At the present time, the Company can provide no assurance that the PTO will not invalidate some of the claims of the ‘516 Patent in the reexamination process, including claims which have been asserted against Lilly and/or Amgen, or that the Company will ultimately prevail in either of these litigations.

The timing and ultimate outcome of the Lilly and Amgen litigations and the reexamination proceedings cannot be determined at this time, and, as a result, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims of the ‘516 Patent in the Lilly litigation and the Amgen litigation, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited.  Although the Company has prevailed in both the jury  and bench trials in the Lilly litigation, the damages the Company was awarded by the jury may be eliminated or limited by an adverse finding on post-trial motions, upon appeal, or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

8.      Recently Issued Accounting Pronouncement

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, on January 1, 2007.  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities.  FIN 48 also requires explicit disclosure about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements as of and for the period ended June 30, 2007.

9.      Subsequent Events

On July 11, 2007, the Company entered into a Collaboration Agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, previously known as AP23573, the Company’s lead product candidate (the “Product”), for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company anticipate conducting a broad-based development program in which clinical trials and biomarker studies will be conducted concurrently in multiple cancer indications, pursuant to a global development plan to be agreed upon by the Company and Merck.  Each party will fund fifty percent (50%) of the global development costs, except that Merck will fund one-hundred percent (100%) of any cost of development that is specific to development or commercialization of the Product outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company will be responsible for supplying  the active pharmaceutical ingredient used in the Product and Merck will be responsible for the formulation of the finished Product, all under a separate supply agreement to be negotiated by the parties.

The Collaboration Agreement provides that, in the United States, the Company and Merck will co-promote the Product, the Company will distribute and sell the Product for all cancer indications and book all sales, and each party will receive fifty percent (50%) of the profit from such sales.  Outside the United States, Merck will distribute, sell and promote the Product and book all sales, and Merck will pay the Company tiered double-digit royalties on such sales.  Royalties are payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the Product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies active pharmaceutical ingredient to Merck under the Supply Agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck has paid to the Company in July 2007 an initial payment of $75 million, and has agreed to pay up to $452 million in milestone payments based on the successful development of the Product in multiple cancer indications, and up to $200 million based on achievement of specified Product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs.

The Collaboration Agreement may be terminated (i) by either party based on insolvency or uncured breach by the other party, (ii) by Merck on or after the third anniversary of the effective date by providing at least twelve (12) months prior written notice, (iii) by Merck upon the failure of the Product to meet certain developmental and safety requirements, or (iv) after discussions between the parties, in the event Merck concludes it is not advisable to continue the development of deforolimus for use in a cancer indication.  Upon termination of the Collaboration Agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of the Product and continuing royalty obligations.

The Company and Merck will establish a series of joint committees which will be responsible for the development and commercialization of the Product.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.

ITEM 2.    MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries including our 80% owned subsidiary, ARIAD Gene Therapeutics, Inc., or AGTI, unless the context requires otherwise.

Overview

We are engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules.  We are developing a comprehensive approach to patients with cancer that addresses the greatest medical need – aggressive and advanced-stage cancers for which current treatments are inadequate.  Our goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites.

Our lead cancer product candidate, deforolimus, previously known as AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas.  We expect to initiate patient enrollment in our initial Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We discovered deforolimus in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize deforolimus for use in cancer.  In 2005, we entered into a partnership with Medinol Ltd., a leading cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver deforolimus in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries.

Our global collaboration with Merck for the development and commercialization of deforolimus anticipates that we together with Merck will conduct a broad-based development program in multiple indications.  The collaboration agreement provides that each party will fund 50% of global development costs, except for certain specific costs to be funded 100% by Merck.  The collaboration agreement establishes responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, paid in July 2007, up to $452 million in milestone payments based on the successful development of delorolimus in multiple cancer indications and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the income from the sales of deforolimus in the United States, and Merck will pay us a tiered double-digit royalty on sales of deforolimus outside the United States.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999.  Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  We expect to incur substantial operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, personnel and our intellectual property.  We expect such costs and operating losses will be offset in part by development cost-sharing provisions and license revenue from our collaboration with Merck for development and commercialization of deforolimus.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

As of June 30, 2007, we had an accumulated deficit of $341.0 million and cash, cash equivalents and marketable securities of $25.7 million and working capital of $7.8 million.  In July 2007, we received an up-front payment of $75 million from Merck and expect to receive in 2007 a milestone payment of $13.5 million upon initiation of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma pursuant to our collaboration agreement.  We also will share with Merck ongoing global development costs on a 50/50 basis except that Merck will fund 100% of the cost of development that is specific to development or commercialization of deforolimus outside the United States.  In addition, in February 2007, we obtained a commitment for up to $50 million in equity financing from Azimuth Opportunity Ltd. which is available for us to access, subject to certain terms and conditions, over the 18-month term of the agreement.  As of June 30, 2007, $37.5 million remained available to us under this equity financing facility.

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

Historically, we have relied primarily on the capital markets as our source of funding.  In October 2006, we raised approximately $14.3 million through an underwritten offering of our common stock.  We have also entered into a $50 million equity financing facility pursuant to which we raised approximately $12.5 million in March 2007. We may also obtain funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates, such as our collaboration with Merck for the global development and commercialization of deforolimus.  These collaborations can take the form of licensing arrangements, co-development or joint venture arrangements or other structures.  In addition, we utilize long-term debt to supplement our funding, particularly as a means of funding investment in property and equipment and infrastructure needs.  If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

At June 30, 2007, we reported $4.2 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of June 30, 2007 of intangible assets related to our NF-κB technology is $457,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings (see Part II, Item 1, Legal Proceedings), is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the quoted market prices of the underlying mutual funds were 10% higher at June 30, 2007, we would have recognized an additional $143,000 in compensation expense in the six-month period ended June 30, 2007.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the six-month period ended June 30, 2007 were 10% higher or lower on the grant date than used in the valuation of such stock options, our valuation of such awards as of the grant date would have increased or decreased by up to $368,000, $152,000, or $453,000, respectively.  This increase or decrease in valuation would be recognized on our statement of operations over the vesting period of such awards.

Results of Operations

For the three months ended June 30, 2007 and 2006

Revenue

We recognized license revenue of $189,000 in the three-month period ended June 30, 2007, compared to $229,000 in the corresponding period in 2006.  The decrease in license revenue was due primarily to the impact of the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.  We expect that our license revenue will increase significantly during the remainder of 2007, reflecting the up-front and any milestone payments to be received from Merck pursuant to our collaboration agreement, which will be recognized as revenue on a systematic basis over the development period in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $396,000, or 4%, to $10.5 million in the three-month period ended June 30, 2007, compared to $10.1 million in the corresponding period in 2006.  The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries.  This process typically takes years to complete and requires the expenditure of substantial resources.  Current requirements include:

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

Our research and development expenses for the three-month period ended June 30, 2007, as compared to the corresponding period in 2006, were as follows:

	Three months ended June 30,		Increase/
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$2,625	$3,238	$(613)
Preclinical programs	1,286	243	1,043
All other R&D expenses	6,629	6,663	(34)
	$10,540	$10,144	$396

Deforolimus, our lead product candidate which is in Phase 2 clinical trials, was our only clinical program in 2006 and to date in 2007.  Direct external expenses for deforolimus decreased by $613,000 in the three-month period ended June 30, 2007, as compared to the corresponding period in 2006, due primarily to decreases in clinical trial costs of $746,000 offset in part by increased manufacturing related costs of $156,000.  The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by the successful conclusion of enrollment in several clinical trials in 2005 and 2006.  Through June 30, 2007, we have incurred a total of approximately $61.8 million in direct external expenses for deforolimus from the date it became a clinical program.  We expect that our direct external costs for deforolimus will increase during the remainder of 2007 as we initiate enrollment in our initial Phase 3 clinical trial for this product candidate and expand other clinical and non-clinical development activities with Merck.  This increase is expected to be more than offset by reimbursement from Merck pursuant to our collaboration agreement for its share of the development costs of deforolimus.

Our preclinical programs are focused on the development of additional novel, small molecule, molecularly targeted therapies including kinase inhibitors targeting cancer-related processes such as cell survival, metastasis and angiogenesis.  Our kinase inhibitor program includes our second product candidate, AP24534.  Direct external expenses for preclinical programs will increase or decrease over time depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs.  Direct external expenses for preclinical programs increased by $1.0 million in the three-month period ended June 30, 2007, as compared to the corresponding period in 2006, due primarily to the cost of certain toxicology and contract manufacturing studies we are conducting for AP24534 in 2007.  We expect that our direct external expenses for preclinical programs will increase during the remainder of 2007, as resources allow, as we prepare to file an IND for AP24534 in the second half of 2007 and continue to move our other preclinical programs forward in development.

All other R&D expenses decreased by $34,000 in the three-month period ended June 30, 2007 as compared to the corresponding period in 2006 due to a decrease in depreciation and amortization expense of $559,000 due to an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our lab and office facility, and a decrease in laboratory supplies and services of $100,000 as we shifted later stage preclinical testing from internal studies to external contract laboratories, offset by an increase in personnel expenses primarily from an increase in stock-based compensation expense of $608,000 resulting from grants of stock options in the six-month period ended June 30, 2007.  We expect that all other R&D expenses will increase during the remainder of 2007 to support our clinical and preclinical development programs.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses decreased by $633,000, or 8%, to $6.9 million in the three-month period ended June 30, 2007, compared to $7.5 million in the corresponding period in 2006.  The decrease in expenses was due primarily to decreases in costs related to business and commercial development initiatives completed in 2006 of $643,000, and decreases in professional services of $241,000, including legal fees associated with our patent litigation, offset in part by an increase in personnel expenses related to stock-based compensation expense of $254,000 resulting from grants of stock options in the six-month period ended June 30, 2007.  We expect that our general and administrative expenses will remain at approximately the current level for the remainder of 2007 as necessary to support our research and development programs.

We expect that our operating expenses in total will increase during the remainder of 2007 for the reasons described above.  Such increases are expected to be largely offset by reimbursement from Merck for its share of the development costs of deforolimus.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, preclinical studies and product manufacturing for AP24534 , and the status of our patent infringement litigation with Lilly and Amgen.

Interest Income/Expense

Interest income decreased to $341,000 in the three-month period ended June 30, 2007 from $574,000 in the corresponding period in 2006, as a result of a lower average balance of funds invested in 2007, offset in part by higher interest yields from our securities.

Interest expense decreased to $97,000 in the three-month period ended June 30, 2007 from $124,000 in the corresponding period in 2006, as a result of lower average loan balances in 2007, offset, in part, by higher interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $17.2 million in the three-month period ended June 30, 2007 compared to a loss from operations of $17.4 million in the corresponding period in 2006, a decrease in loss of $197,000, or 1%.  We expect that our loss from operations will remain at approximately the current level during the reminder of 2007 due to the various factors discussed under “Revenue” and “Operating Expenses” above.  Losses may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on research and development and the development timelines for our product candidates.

We reported a net loss of $17.0 million in the three-month period ended June 30, 2007, compared to a net loss of $17.0 million in the corresponding period in 2006, an increase in net loss of $9,000 or less than 1%, and a net loss per share of $0.25 and $0.27, respectively.

Results of Operations

For the six months ended June 30, 2007 and 2006

Revenue

We recognized license revenue of $379,000 in the six-month period ended June 30, 2007, compared to $458,000 in the corresponding period in 2006.  The decrease in license revenue was due primarily to the impact of the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol Ltd., in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $255,000, or 1%, to $21.6 million in the six-month period ended June 30, 2007, compared to $21.8 million in the corresponding period in 2006.

Our research and development expenses for the six-month period ended June 30, 2007, as compared to the corresponding period in 2006, were as follows:

	Three months ended June 30,		Increase/
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$5,795	$7,424	$(1,629)
Preclinical programs	2,836	377	2,459
All other R&D expenses	12,932	14,017	(1,085)
	$21,563	$21,818	$(255)

Direct external expenses for deforolimus, our only clinical program in 2006 and to date in 2007, decreased by $1.6 million in the six-month period ended June 30, 2007, as compared to the corresponding period in 2006, due primarily to decreases in manufacturing related costs of $761,000 and clinical trial costs of $997,000.  The decrease in manufacturing related costs was due to the timing of production runs of deforolimus.  The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by the successful conclusion of enrollment in several clinical trials in 2005 and 2006.

Direct external expenses for preclinical programs increased by $2.5 million in the six-month period ended June 30, 2007, as compared to the corresponding period in 2006 due primarily to the costs of certain toxicology and contract manufacturing studies we are conducting for AP24534 in 2007.

All other R&D expenses decreased by $1.1 million in the six-month period ended June 30, 2007 as compared to the corresponding period in 2006 due to a decrease in depreciation and amortization expense of $1.1 million due to an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our lab and office facility, and a decrease in laboratory supplies and services of $292,000 as we shifted later stage preclinical testing from internal studies to external contract laboratories, offset in part by an increase in personnel expenses related to stock-based compensation expense of $355,000 resulting from grants of stock options in the six-month period ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses decreased by $686,000, or 6%, to $11.3 million in the six-month period ended June 30, 2007, compared to $12.0 million in the corresponding period in 2006.  The decrease in expenses was due primarily to decreases in professional services of $520,000, primarily in legal fees associated with our patent litigation, costs related to business and commercial development initiatives completed in 2006 of $426,000, and miscellaneous decreases in other expenses, offset in part by an increase in personnel expenses related to stock-based compensation expense of $655,000 resulting from grants of stock options and restricted stock and stock units in the six-month period ended June 30, 2007.

Interest Income/Expense

Interest income decreased to $731,000 in the six-month period ended June 30, 2007 from $1.2 million in the corresponding period in 2006, as a result of a lower average balance of funds invested in 2007, offset in part by higher interest yields from our securities.

Interest expense decreased to $202,000 in the six-month period ended June 30, 2007 from $246,000 in the corresponding period in 2006, as a result of lower average loan balances in 2007, offset, in part, by higher interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $32.5 million in the six-month period ended June 30, 2007 compared to a loss from operations of $33.3 million in the corresponding period in 2006, a decrease in loss of $862,000, or 3%.  Such decrease was due primarily to the decrease in operating expenses noted above.

We reported a net loss of $32.0 million in the six-month period ended June 30, 2007, compared to a net loss of $32.4 million in the corresponding period in 2006, a decrease in net loss of $398,000 or 1%, and a net loss per share of $0.48 and $0.52, respectively.

Liquidity and Capital Resources

We have financed our operations and investments primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our collaboration with Merck for the development and commercialization of deforolimus will result in additional funding in the form of up-front and milestone payments, as well as the sharing of development costs for deforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and six months ended June 30, 2007 and 2006, our sources of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006

Maturities of marketable securities, net of purchases	$(4,530)	$16,024	$(11,461)	$27,215
Proceeds from issuance of common stock, net of issuance costs			12,300
Proceeds from issuance of common stockpursuant to stock option and purchase plans	873	363	1,120	1,349
	$(3,657)	$16,387	$1,959	$28, 564

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and six-month periods ended June 30, 2007 and 2006, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006

Proceeds from sales and maturities of marketable securities	$15,236	$30,922	$23,343	$53,753
Purchases of marketable securities	(19,766)	(14,898)	(34,804)	(26,538)
	$(4,530)	$16,024	$(11,461)	$27, 215

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

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd., or Azimuth, under which we may offer and sell, at our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement.  The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%.  The term of the agreement is eighteen months.  Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

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

In March 2003, we entered into a term loan agreement with a bank for $7.5 million, the proceeds of which were used to repay existing long-term debt, to pay off our obligations under certain operating leases for equipment and for general working capital purposes.  The loan is secured by all of our assets excluding intellectual property, which we have agreed not to pledge to any other party without the consent of the bank.  The loan carries interest at the bank’s prime rate or LIBOR plus 2%.  We amended the terms of the loan on December 31, 2003 and December 31, 2004, receiving another $2.0 million and $3.0 million, respectively, in loan proceeds.  The amended loan is payable in monthly installments of $160,000 plus interest beginning in January 2005 with a final payment of $3.5 million due in March 2008.  The terms of the loan require us to maintain at least $13.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.  The balance outstanding as of June 30, 2007 was $4,775,000.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and six months ended June 30, 2007 and 2006, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006

Net cash used in operating activities	$13,730	$13,426	$26,367	$27,371
Repayment of borrowings	480	480	960	960
Investment in intangible assets	99	119	299	327
Investment in property and equipment	214	506	294	860
	$14,523	$14,531	$27,920	$29,518

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements.  As noted above, our net loss for the six months ended June 30, 2007 decreased by $398,000, as compared to the corresponding period in 2006, due primarily to decreased operating expenses.  As a result primarily of increases in non-cash expenses, particularly stock-based compensation expense, our net cash used in operating activities decreased by $1.0 million for the six months ended June 30, 2007, as compared with the corresponding period in 2006.  As noted above, we expect that our net loss will increase in the remainder of 2007 due to continued progress in development of our product candidates.  However, the $75 million up-front payment received from Merck and any milestone payments to be recognized pursuant to our collaboration will be included in cash from operating activities and are expected to result in positive cash flow from operating activities for 2007.  We also expect that our investments in intangible assets and property and equipment, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of June 30, 2007:

		Payments Due By Period
In thousands	Total	In 2007	2008 through 2010	2011 through 2012	After 2012

Long-term debt	$4,775	$960	$3,815	$—	$—

Operating leases, net of sub-leases	10,496	783	6,358	3,355	—

Employment agreements	9,576	2,031	7,545	—	—

Other long-term obligations	4,293	571	3,037	290	395

Total fixed contractual obligations	$29,140	$4,345	$20,755	$3,645	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 7.4%, our average interest rate on our debt at June 30, 2007, over the remaining term of the debt, our interest expense would total approximately $159,000 for the remainder of 2007 and $66,000 in 2008.

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

Liquidity

At June 30, 2007, we had cash, cash equivalents and marketable securities totaling $25.7 million and working capital of $7.8 million, compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $25.9 million at December 31, 2006.  In July 2007, we entered into a collaboration agreement with Merck for the development and commercialization of deforolimus and received an up-front payment from Merck of $75 million.  On a pro forma basis including the impact of this up-front payment, at June 30, 2007, we had cash, cash equivalents and marketable securities of $100.7 million and working capital of $82.5 million.  We are eligible to receive up to an additional $652 million in development, regulatory and commercial milestone payments as well as development cost-sharing in connection with this collaboration.

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

Taking into account the impact of the Merck collaboration, we believe that our cash, cash equivalents and marketable securities, should be sufficient to satisfy our capital and operating requirements for more than twelve months. However, there are numerous factors that are likely to affect our spending levels, including the planned expansion of clinical trials and other development activities for deforolimus in collaboration with Merck, the progress of our preclinical programs, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB litigation, among other factors.  These variables could result in earlier depletion of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.  In any event, we expect to need additional capital in order to pursue our business plan, which we will seek to raise through the sale of additional securities, including the possible sale of common stock to Azimuth under our equity financing facility, collaborative partnerships, and possible additional credit arrangements.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on partners, including Merck & Co., Inc. and Medinol Ltd., and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, the potential acquisition of or other strategic transaction regarding the minority stockholders' interests in our 80%-owned subsidiary, ARIAD Gene Therapeutics, Inc., future capital needs, key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in  the Company's other public filings with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at June 30, 2007, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds.  The fair value of our obligations under this program is reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of June 30, 2007, we would have incurred approximately $143,000 of additional compensation expense in the three-month period ended June 30, 2007.

At June 30, 2007, we had $4.8 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (73.6 basis points), we would incur approximately $13,000 of additional interest expense per year based on expected balances over the next nine months.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in Note 7 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than as set forth below:

The following risk factor is added to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006:

We have recently entered into a collaboration with Merck & Co., Inc. relating to the development and commercialization of deforolimus.  If this collaboration is unsuccessful, our ability to commercialize deforolimus on a timely basis, or at all, could be affected and our business could be materially harmed.

On July 11, 2007, we entered into a collaboration agreement with Merck & Co., Inc., or Merck, for the joint global development and commercialization of deforolimus, our lead product candidate, for use in cancer.  We do not have a history of working together with Merck and cannot predict the success of this collaboration.  The collaboration involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified clinical, regulatory and sales milestones.

With respect to responsibilities and control over decisions, we and Merck will establish a series of joint committees which will be responsible for the development and commercialization of deforolimus.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.  Accordingly, Merck’s failure to devote sufficient resources to the development and commercialization of deforolimus or the failure of the parties to reach consensus on development or commercialization activities may delay its clinical development, which could lead to the delay in payment of clinical and regulatory milestones under the collaboration agreement and may delay commercialization of deforolimus.

In addition, the collaboration agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  Furthermore, the collaboration agreement may be terminated by Merck (i) based on an uncured breach by us, (ii) on or after the third anniversary of the effective date of the agreement by providing at least 12 months prior written notice, (iii) upon the failure of deforolimus to meet certain developmental and safety requirements, or (iv) after discussions between the parties, in the event Merck concludes that it is not advisable to continue the development of deforolimus for use in a cancer indication.  Any loss of Merck as a collaborator in the development or commercialization of deforolimus, any dispute over the terms of, or decisions regarding, the collaboration, or any other adverse developments in our relationship with Merck could result in our inability to fully develop and/or commercialize deforolimus, or at all, could materially harm our business and could accelerate our need for additional capital.

The following risk factors replace and supersede the corresponding risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006:

We have only one product candidate in clinical trials, deforolimus, and we and our partners may never succeed in developing marketable products or generating product revenues.

We are a biopharmaceutical company focused on the discovery and development of drugs to provide therapeutic intervention in treating human diseases at the cellular level.  As with all scientific endeavors, we face much trial and error, and we may fail at numerous stages along the way, which would inhibit us from successfully developing, manufacturing and marketing our drug candidates.

Our lead product candidate, deforolimus, is currently being developed in collaboration with Merck for cancer indications and by our partner, Medinol, for use in stents or other medical devices to reduce reblockage of injured arteries following stent-assisted angioplasty.  Deforolimus is currently in Phase 1b and 2 clinical trials for certain cancers, and we expect to initiate patient enrollment in the initial Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We do not currently have any products on the market and have no product revenues.  Therefore, our near-term success is substantially dependent on our ability to work in collaboration with Merck to obtain marketing approval for deforolimus for cancer indications and the ability of our partner, Medinol, to obtain marketing approval for its stents delivering deforolimus.

We have not submitted any new drug applications for deforolimus or any other product candidate to the FDA or foreign regulatory authorities for marketing approval.  Factors which could affect our ability to obtain regulatory approval and to achieve market acceptance and gain market share for deforolimus and any other product candidates include, among other factors, product formulation, dose, dosage regimen, the ability to obtain timely and sufficient patient enrollment in clinical trials, the risk of occurrence of adverse side effects in patients participating in clinical trials, the ability to manufacture, directly or indirectly, sufficient and cost-effective quantities of our product candidates, the ability to fund commercial development and to build or access a sales force in the marketplace, the ability to successfully differentiate our product candidates from competitive product(s) and to sell, market and distribute, directly or indirectly, such product candidates.  Although we have entered into a collaboration agreement with Merck for the joint global development and commercialization of deforolimus, we do not currently have any partners to assist in developing and commercializing our other cancer product candidates.  We will depend heavily on Merck for the successful development and commercialization of deforolimus, particularly with respect to the commercialization of deforolimus outside of the United States.  We would expect to be dependent upon other partners, if we enter into arrangements with one or more of them, to successfully develop and commercialize our other cancer product candidates.  There can be no assurance that our collaboration with Merck will be successful or that we will be able to secure any other partners on terms favorable to us, or at all.

We and Medinol have limited experience in designing, conducting and managing the clinical trials necessary to obtain regulatory approval of stents or other medical devices that deliver small-molecule drugs.  We are dependent upon the success of Medinol and any future medical device partners to develop, manufacture and market stents or other medical devices to deliver deforolimus to reduce reblockage of injured arteries following stent-assisted angioplasty.  To date, we have entered into only one such agreement, with Medinol.  If Medinol is not successful and/or if we are not able to enter into agreements with additional medical device companies experienced in the development, manufacture, and marketing of medical devices to deliver deforolimus, we will not be able to generate revenues from the marketing of stents or other medical devices that deliver deforolimus.

We do not expect to have any products on the market before 2010, and, ultimately, we and our partners may not have any products on the market for several years, if at all.  We and our partners may not succeed in developing or commercializing any products which will generate product revenues for our company.  If we and our partners are not successful in developing or marketing deforolimus or other product candidates, we will not be profitable.

Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.

We have funded our operations to date through sales of equity securities, debt and, to a limited extent, operating revenues.  Most of our operating revenue to date has been generated through previous collaborative research and development agreements and existing licenses.  In July 2007, we entered into a collaboration agreement with Merck  for the global development and commercialization of deforolimus, which provides substantial funding for the remaining development of deforolimus.  However, we will require substantial additional funding for our other research and development programs (including pre-clinical development and clinical trials), for the pursuit of regulatory approvals and for establishing or accessing manufacturing, marketing and sales capabilities related to other product candidates, and for other operating expenses (including intellectual property protection and enforcement).  We may from time to time access funding from our equity financing facility with Azimuth Opportunity Ltd., under which there remains $37.5 million available to us.  We may also from time to time seek additional funding from other product-based collaborations, technology licensing, and public or private financings.  However, such additional funding may not be available on terms acceptable to us, or at all.  Accordingly, we may not be able to secure the significant funding which is required to maintain our operations or continue to fund current or future research and development programs at their current levels or at levels that may be required in the future.  If we cannot secure adequate financing, we may be required to reduce our operations, to delay, scale back, eliminate or terminate clinical trials for one or more of our other research and development programs, or to enter into licenses, settlements or other arrangements with third parties on terms that may be unfavorable to us to purchase, commercialize or otherwise obtain rights in our products, technologies or intellectual property.

We have limited manufacturing experience and are dependent upon the ability of third parties, including Merck, to manufacture our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

Under our collaboration with Merck, we are responsible for providing the active pharmaceutical ingredient, or API, used in deforolimus and Merck will be responsible for the formulation of the finished product, deforolimus.  We have no experience in manufacturing any of our product candidates on a large scale and have contracted and expect to continue to contract with third party manufacturers, including Merck, to provide material for clinical trials and potential commercial launch, and to assist in the development and optimization of our manufacturing processes and methods.  Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current good manufacturing practices, or cGMPs, and other regulatory requirements.  If we are not able to obtain contract manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, or if our contract manufacturers fail to provide us with the quantities and quality of the products we require in a timely manner, we may not be able to conduct or complete clinical trials or commercialize our product candidates, including deforolimus.  There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to do so, we may be unable to successfully market and sell any products.

Pursuant to our collaboration with Merck, we will distribute and sell deforolimus for all cancer indications in the United States, and Merck will distribute and sell deforolimus outside the United States.  We are currently establishing a commercial oncology organization, but we have no experience in marketing or selling any products.  Accordingly, we may be unable to successfully, directly or indirectly, sell deforolimus or any other product candidates that we obtain marketing approval to sell.  If we are unable to effectively sell our products, our ability to generate revenues will be materially adversely affected.  We may not be able to hire, in a timely manner, the qualified sales and marketing personnel we need, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all.  If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of any future products, including deforolimus, may be harmed.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 19, 2007.  Of 68,676,033 shares of common stock issued and outstanding and eligible to vote as of the record date of April 24, 2007, a quorum of 54,707,777 shares, or 80% of the eligible shares, was present in person or represented by proxy.  The following actions were taken at such meeting.

(a)	Reelection of the following Class 1 Directors of the Company.

	Voted For	Withheld Authority
Athanase Lavidas, Ph.D.	51,552,605	3,151,172
Peter J. Nelson	51,551,764	3,152,013

After the meeting, Jay R. LaMarche, Sandford D. Smith and Elizabeth H. S. Wyatt continued to serve as our Class 2 Directors for terms which expire in 2008 and until their successors are duly elected and qualified, and Harvey J. Berger, M.D., Michael D. Kishbauch and Burton E. Sobel, M.D., continued to serve as our Class 3 Directors for terms which expire in 2009 and until their successors are duly elected and qualified.

(b)	Ratification of the selection of the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007. The voting results were 54,085,537 votes for, 563,678 votes against, and 54,562 votes abstaining.

ITEM 6.    EXHIBITS

10.1	Employment Agreement dated May 29, 2007 between the Company and Pierre F. Dodion, M.D.

10.2	Amendments to Employment Agreements.

10.3	Executive Compensation Arrangements.

10.4
Agreement dated June 19, 2007 by and between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. and Jay R. LaMarche (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2007 (File No. 0-21696) and incorporated herein by reference).

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

ARIAD Pharmaceuticals, Inc.

By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Date: August 9, 2007		Senior Vice President, Finance and Corporate Operations, and Chief Financial Officer (Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit                                                                Title
No.

10.1	Employment Agreement dated May 29, 2007 between the Company and Pierre F. Dodion, M.D.

10.2	Amendments to Employment Agreements.

10.3	Executive Compensation Arrangements.

10.4
Agreement dated June 19, 2007 by and between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. and Jay R. LaMarche (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2007 (File No. 0-21696) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.