Form 10-Q
period 2007-09-30
ARIAD PHARMACEUTICALS INC
filed 2007-11-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2007 was 69,238,890.

ARIAD PHARMACEUTICALS, INC.

PART I.       FINANCIAL INFORMATION

ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,875	$31,728
Marketable securities	17,235	8,076
Amounts due under collaboration agreement	3,421	-
Inventory and other current assets	2,438	1,839

Total current assets	91,969	41,643

Property and equipment:
Leasehold improvements	18,172	18,126
Equipment and furniture	11,356	10,677

Total	29,528	28,803
Less accumulated depreciation and amortization	(24,837)	(23,721)

Property and equipment, net	4,691	5,082

Intangible and other assets, net	4,044	4,318

Total assets	$100,704	$51,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,295	$1,920
Accounts payable	2,103	4,003
Accrued compensation and benefits	772	428
Accrued product development expenses	6,479	6,612
Other accrued expenses	5,061	1,841
Current portion of deferred executive compensation	456	528
Current portion of deferred revenue	5,859	452

Total current liabilities	25,025	15,784

Long-term debt		3,815

Deferred revenue	67,939	2

Deferred executive compensation	1,489	1,180

Stockholders’ equity:
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 69,223,129 shares in 2007 and 65,391,347 shares in 2006	69	65
Additional paid-in capital	358,000	339,220
Accumulated other comprehensive income	14	3
Accumulated deficit	(351,832)	(309,026)

Total stockholders’ equity	6,251	30,262

Total liabilities and stockholders’ equity	$100,704	$51,043

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2007	2006	2007	2006

License and collaboration revenue	$1,602	$229	$1,981	$688

Operating expenses:
Research and development	8,242	10,564	29,805	32,382
General and administrative	5,006	5,244	16,307	17,231

Total operating expenses	13,248	15,808	46,112	49,613

Loss from operations	(11,646)	(15,579)	(44,131)	(48,925)

Other income (expense):
Interest income	878	482	1,609	1,720
Interest expense	(82)	(123)	(284)	(369)

Other income, net	796	359	1,325	1,351

Net loss	$(10,850)	$(15,220)	$(42,806)	$(47,574)

Net loss per share	$(.16)	$(.25)	$(.63)	$(.77)

Weighted-average number of shares of common stock outstanding	69,160,289	62,120,381	67,870,622	62,013,462

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
In thousands	2007	2006

Cash flows from operating activities:
Net loss	$(42,806)	$(47,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765	3,476
Accretion of discount on marketable securities	(609)	(1,313)
Deferred executive compensation expense	745	669
Stock-based compensation	4,487	3,388
Increase (decrease) from:
Inventory and other current assets	(599)	(93)
Amounts due under collaboration agreement	(3,421)
Other assets	(4)	35
Accounts payable	(1,900)	97
Accrued compensation and benefits	344	407
Accrued product development expenses	(133)	(1,440)
Other accrued expenses	3,220	901
Deferred revenue	73,344	(363)
Deferred executive compensation paid	(508)	(423)

Net cash provided by (used in) operating activities	33,925	(42,233)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	43,377	70,766
Purchases of marketable securities	(51,916)	(37,761)
Investment in property and equipment	(725)	(1,018)
Investment in intangible assets	(371)	(434)

Net cash (used in) provided by investing activities	(9,635)	31,553

Cash flows from financing activities:
Repayment of borrowings	(1,440)	(1,440)
Proceeds from the issuance of stock , net of issuance costs	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,997	1,488

Net cash provided by financing activities	12,857	48

Net increase (decrease) in cash and cash equivalents	37,147	(10,632)
Cash and cash equivalents, beginning of period	31,728	25,453

Cash and cash equivalents, end of period	$68,875	$14,821

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.      Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006.  The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

At September 30, 2007, the Company has cash, cash equivalents and marketable securities totaling $86.1 million.  The Company believes that the combination of its cash, cash equivalents and marketable securities, together with funding pursuant to its collaboration with Merck & Co., Inc. (Note 3) and the availability of $37.5 million under its equity financing facility with Azimuth Opportunity Ltd. (Note 5), provide sufficient resources for the Company to satisfy its operating and capital requirements for more than twelve months.

2.      Revenue Recognition Policy

The Company generates revenue from license and collaboration agreements with third parties related to use of the Company’s technology and/or development and commercialization of product candidates.  Such agreements may provide for payment to the Company of up front payments, periodic license payments, milestone payments and royalties.

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.  Consideration received is allocated to the separate units of accounting based on the fair value of each unit and the appropriate revenue recognition principles are applied to each unit.

Up-front and annual license fees associated with collaboration and license agreements are recorded as deferred revenue upon receipt and recognized as revenue on a systematic basis over the period of time they are earned in accordance with the terms of the agreements.  Milestone payments are also recognized as revenue on a systematic basis over the remaining performance period of the agreements, commencing when the milestone has been achieved or is probable of achievement.  Royalty payments are recognized as revenue based on contract terms and reported sales of licensed products, when reported sales are reliably measurable and collectibility is reasonably assured.

3.      Collaboration Agreement with Merck & Co., Inc.

On July 11, 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, previously known as AP23573, the Company’s lead product candidate (the “Product”), for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in which clinical trials and biomarker studies will be conducted concurrently in multiple cancer indications, pursuant to a global development plan to be agreed upon by the Company and Merck.  Each party will fund fifty percent (50%) of the global development costs, except that Merck will fund one-hundred percent (100%) of any cost of development that is specific to development or commercialization of the Product outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company will be responsible for supplying the active pharmaceutical ingredient used in the Product and Merck will be responsible for the formulation of the finished Product, all under a separate supply agreement to be negotiated by the parties.

The Collaboration Agreement provides that, in the United States, the Company and Merck will co-promote the Product, the Company will distribute and sell the Product for all cancer indications and record all sales, and each party will receive fifty percent (50%) of the profit from such sales.  Outside the United States, Merck will distribute, sell and promote the Product and book all sales, and Merck will pay the Company tiered double-digit royalties on such sales.  Royalties are payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the Product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies active pharmaceutical ingredient to Merck under the Supply Agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments based on the successful development of the Product in multiple cancer indications, and up to $200 million based on achievement of specified Product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

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

Under the terms of the Collaboration Agreement, the Company and Merck have established a series of joint committees which are responsible for the development and commercialization of the Product.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.  Either party may choose not to appoint members to any of the joint committees and such a determination by either party has no impact on the financial or other terms of the collaboration.

The up-front payment of $75 million received by the Company has been deferred and is being recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.  The Company has also deemed as probable the expected receipt of the first milestone payment of $13.5 million, related to the start of the Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas, and therefore began recognizing revenue related to such milestone in the third quarter of 2007 on the same basis as the up-front payment.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs are recorded as such on the Company’s balance sheet.  At September 30, 2007, the Company has recorded an amount due from Merck under the collaboration agreement of $3.4 million.

4.      Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At September 30, 2007, all of the Company’s marketable securities consisted of United States government or agency securities.

At September 30, 2007, the aggregate fair value and amortized cost of the Company’s marketable securities were $17,235,000 and 17,221,000, respectively.  Gross unrealized gains and losses were $15,000 and $1,000, respectively, at September 30, 2007.  The gross unrealized losses of $1,000 pertain to one marketable security with an aggregate fair value of $1,499,000, which has been in a continuous loss position for less than twelve months.

At December 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $8,076,000 and $8,073,000, respectively.  Gross unrealized gains and losses were $3,000 and $0 respectively, at December 31, 2006.

The Company’s marketable securities with unrealized losses have remaining maturities of less than 90 days and are guaranteed by the U.S. government or an agency thereof.  Therefore,  the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on investment security transactions are reported on the specific-identification method.  There were no realized gains or losses on sales of marketable securities during the nine months ended September 30, 2007.  Changes in market values resulted in a decrease in net unrealized gains of $11,000 for the nine-month period ended September 30, 2007.

5.      Equity Financing Facility

On February 14, 2007, the Company entered into an agreement with Azimuth Opportunity Ltd. (“Azimuth”) under which the Company may offer and sell, at the Company’s sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, up to $50 million of the Company’s common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of the Company’s common stock as of the date of the agreement, whichever is fewer.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on such date, less a discount ranging from 3.5%  to 5.5%.  The agreement expires in August 2008.  Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale.

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

6.      Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month and nine-month periods ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006

Compensation cost from:
Stock options	$1,170	$920	$3,862	$2,801
Stock and stock units	91	184	571	553
Purchases of common stock at a discount	18	12	54	34
	$1,279	$1,116	$4,487	$3,388

During the nine-month periods ended September 30, 2007 and 2006, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Nine Months Ended September 30,
	2007			2006
		Weighted-			Weighted-
		Average	Total		Average	Total
		Grant-Date	Fair		Grant-Date	Fair
	Shares	Fair Value	Value	Shares	Fair Value	Value
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)
Stock options	2,092,220	$3.28	$6,862	563,895	$4.37	$2,464
Stock and stock units	134,000	4.94	662	80,000	6.43	514
Purchases of commonstock at a discount	39,041	1.41	55	27,896	1.25	34
	2,265,261			671,791

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006

Expected life of options granted (in years)	7.60	7.07
Expected volatility	68.02%	70.59%
Risk free interest rate	4.47%	4.68%
Expected annual dividends	0%	0%

Stock and stock unit grants are valued based on the closing price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period or period during which restrictions remain on the common stock or stock units granted.  Compensation expense related to purchases of common stock by employees under the Company’s employee stock purchase plan is recognized in the period of grant.

7.      Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vested equally over four years.  The fair value of the awards was recognized as expense over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  The Company accrues a liability based on the fair value of the awards ratably over the vesting period.  The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds.  In April 2007, the Company made awards in the aggregate amount of $1,403,000 to eleven officers; there were no awards made in 2006.  Total expense related to these plans amounted to $745,000 and $669,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

8.      Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the nine months ended September 30, 2007 and 2006, options to purchase 7,416,794 and 6,836,781 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

9.      Litigation

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

Both a jury trial and a bench trial were held in this case.  On May 4, 2007, following a trial, a jury rendered a verdict in favor of the Plaintiffs.  The jury found that the NF-κB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States.  The jury awarded damages of $65.2 million to the Plaintiffs, plus further damages equal to 2.3% of U.S. sales of Evista and Xigris from February 28, 2006 through the year 2019, when the patent expires.  Final Judgment was entered on September 10, 2007, following a bench trial after which the U.S. District Court held that the four claims of the ‘516 Patent found infringed by the jury do not encompass unpatentable subject matter and the ‘516 Patent is not invalid due to inequitable conduct or prosecution laches.

On September 20, 2007, Lilly filed a renewed motion for judgment as a matter of law, or, in the alternative, for a new trial.  Following a ruling by the U.S. District Court on this motion, Lilly also has the right to file an appeal of the jury’s verdict and other rulings by the U.S. District Court with the Court of Appeals for the Federal Circuit.  If the Final Judgment is upheld, damages paid by Lilly will be applied first to reimburse the Company for any unreimbursed legal fees and expenses relating to the litigation.  The Company will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

Amgen Litigation

The ‘516 Patent

On April 20, 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®.  On April 13, 2007, the Company, together with the institutional patentees, filed a counterclaim against Amgen, and joining Wyeth in the action.  The counterclaim against Amgen and Wyth alleges infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to Amgen’s complaint, counter-claim and demand for jury trial.

 On June 4, 2007, Wyeth filed a motion seeking to sever it from the proceedings in the Delaware Court relating to Amgen and to stay such proceedings against Wyeth.  A ruling on this motion is pending.

An amended scheduling order for this action has been issued by the Delaware Court.  The technology tutorial was held before the Delaware Court on May 1, 2007.  The claim construction hearing in this case is scheduled to be heard on or around June 24, 2008, with trial scheduled to commence on November 3, 2008.

The ‘374 and ‘090 Patents

On May 30, 2007, the Company and the institutional patentees filed a motion seeking to amend their counterclaims to assert claims against Amgen for infringement of U.S. Patent Nos. 5,804,374 (the “’374 Patent”) and 6,150,090 (the “’090 Patent”).  On September 13, 2007, the Delaware Court issued an order granting the Company’s motion to amend its counterclaims asserted against Amgen to include infringement of the ‘374 Patent and the ‘090 Patent. The trial with respect to these counterclaims is scheduled to commence on March 23, 2007.

Reexamination Proceedings in PTO

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

The PTO issued its first office action on August 2, 2006.  In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which are or may be asserted by the Company in the Amgen litigation.  The Company cancelled 8 of the 160 claims in its response to the first office action filed on November 9, 2006.  On July 6, 2007, the PTO issued a final office action, rejecting 141 claims of the ‘516 Patent, including the claims asserted by the Company in the Lilly and Amgen litigations.  The Company cancelled 94 of the 141 claims (none of which relate to the Lilly or Amgen litigations), and added 8 new claims, in its response to the final office action filed on October 22, 2007.  The Company also filed both a petition to withdraw the finality of July 6 office action on July 25, 2007 and a request for continued reexamination on October 22, 2007.

The PTO granted the Company’s petition for continued reexamination on October 26, 2007, which has the effect of withdrawing the finality of the July 6 office action.  Consequently, the PTO may issue another office action or a final office action in response to the Company’s response to the July 6 office action.

Timing and Outcome of Litigation and Reexamination Proceedings

The timing and ultimate outcome of the Lilly and Amgen litigations and the reexamination proceedings in the PTO cannot be determined at this time.  Consequently, the Company cannot predict which of these proceedings will lead to a first appeal to the Court of Appeals for the Federal Circuit and no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims asserted in the Lilly and the Amgen litigations, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited.  Although the Company has prevailed in both the jury and bench trials in the Lilly litigation, the damages the Company was awarded by the jury may be eliminated or limited by an adverse finding on post-trial motions, upon appeal, or in the event that the claims of the ‘516 Patent are invalidated by the PTO.

10.      Recently Adopted or Issued Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, on January 1, 2007.  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities.  FIN 48 also requires explicit disclosure about a company’s uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition.  The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations as of and for the period ended September 30, 2007.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures related to fair value measurements.  SFAS No. 157 is effective for the fiscal year that begins subsequent to November 15, 2007 and shall be applied prospectively as of the beginning of the fiscal year in which it is adopted.  The Company has not yet determined the impact of adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value.  The fair value option is applied instrument by instrument, is irrevocable and is applied only to an entire instrument.  SFAS No. 159 is effective for the fiscal year that begins subsequent to November 15, 2007 and should not be applied retrospectively to fiscal years beginning prior to the effective date.  The Company has not yet determined the impact of adoption of SFAS No. 159 on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the services are performed.  EITF No. 07-3 is effective for the fiscal year that begins subsequent to December 15, 2007.  The Company expects that the adoption of this EITF will not have a material impact on the Company’s consolidated financial statements.

11.      Subsequent Event

On October 9, 2007, the Company entered into a non-exclusive license agreement with ICON Medical Corp. (“ICON”), a cardiovascular medical device company, to develop and commercialize drug-eluting stents that deliver the Company’s mTOR inhibitor, deforolimus, to prevent restenosis of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty (the “Stent Products”).

Under the license agreement, the Company granted to ICON a non-exclusive, world-wide, royalty-bearing license, under its patents and technology, to develop, manufacture and sell the Stent Products.  The term of the license agreement extends to the later to occur of the expiration of the Company’s patents relating to the rights granted to ICON under the license agreement or fifteen years after the first commercial sale of a Stent Product.  ICON is required under the license agreement to use commercially reasonable efforts to develop the Stent Products.  The license agreement provides that the Company will receive an equity stake in ICON pursuant to a stock purchase agreement, up to $27 million in payments based on achievement of certain clinical, regulatory and commercial milestones for two Stent Products and royalties based on worldwide sales of the Stent Products.  The Company is required to use commercially reasonable efforts to supply deforolimus to ICON for use in the development, manufacture and sale of the Stent Products.  The license may be terminated by either party for breach after a cure period of up to 90 days, by either party in the case of bankruptcy, by ICON upon 30 days prior written notice if it determines, in its reasonable business judgment, that it is not in its business interest to continue the development of any Stent Product, or by the Company upon 30 days prior written notice if it determines that it is not in its business interest to continue development and regulatory approval efforts with respect to deforolimus.

ITEM 2.       MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Our lead cancer product candidate, deforolimus, previously known as AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas.  We initiated patient enrollment in our initial Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We discovered deforolimus in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize deforolimus for use in cancer.  We have also entered into partnerships with each of Medinol Ltd. and ICON Medical Corp., each a cardiovascular medical device company, to develop and commercialize stents and other medical devices to deliver deforolimus in order to prevent reblockage of injured vessels following stent-assisted angioplasty, a common non-surgical procedure for dilating or opening narrowed arteries.

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

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the profit from the sales of deforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of deforolimus outside the United States.

Our second product candidate, AP24534, is in preclinical testing for the treatment of chronic myeloid leukemia.  We expect to file an Investigational New Drug application, or IND, for this product candidate with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2007.

In addition to our lead development programs, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer.  We also have an exclusive license to a family of patents, three in the United States and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-κB cell-signaling activity.  Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research.

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

As of September 30, 2007, we had an accumulated deficit of $351.8 million and cash, cash equivalents and marketable securities of $86.1 million and working capital of $66.9 million.  Since July 2007, pursuant to the terms of our collaboration agreement with Merck, we have been sharing with Merck ongoing global development costs for deforolimus on a 50/50 basis except that Merck is funding 100% of the cost of development that is specific to development or commercialization of deforolimus outside the United States.  Under the collaboration agreement, Merck is also required to pay us up to $452 million in milestone payments based on successful development of deforolimus in multiple cancer indications.  In addition, in February 2007, we obtained a commitment for up to $50 million in equity financing from Azimuth Opportunity Ltd. which is available for us to access, subject to certain terms and conditions, until August 2008.  As of September 30, 2007, $37.5 million remained available to us under this equity financing facility.

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

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, deferred compensation benefits for executives, and stock-based compensation.

For the three and nine-month periods ended September 30, 2007, we reported license and collaboration revenue of $1.6 million and $2.0 million, respectively.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of deforolimus, as of September 30, 2007, we have received an up-front payment of $75 million and have deemed as probable of receipt a milestone payment of $13.5 million related to the start of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At September 30, 2007, we reported $4.0 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of September 30, 2007 of intangible assets related to our NF-κB technology is $430,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings (see Part II, Item 1, Legal Proceedings), is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the quoted market prices of the underlying mutual funds were 10% higher at September 30, 2007, we would have recognized an additional $94,000 in compensation expense in the nine-month period ended September 30, 2007.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted in the nine-month period ended September 30, 2007 were 10% higher or lower on the grant date than used in the valuation of such stock options, our valuation of such awards as of the grant date would have increased or decreased by up to $311,000, $121,000, or $364,000, respectively.  This increase or decrease in valuation would be recognized in our statement of operations over the vesting period of such awards.

Results of Operations

For the three months ended September 30, 2007 and 2006

Revenue

We recognized license and collaboration revenue of $1.6 million in the three-month period ended September 30, 2007, compared to $229,000 in the corresponding period in 2006.  The increase in revenue is primarily due to the revenue recognized from the Merck collaboration of $1.4 million, based on the up-front payment and probable future milestone payments, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.3 million, or 22%, to $8.2 million in the three-month period ended September 30, 2007, compared to $10.6 million in the corresponding period in 2006.  The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries.  This process typically takes years to complete and requires the expenditure of substantial resources.  Current requirements include:

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

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses.  Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies.  These costs are accumulated and tracked by product candidate.  All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our R&D efforts.  These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.  These costs are not tracked by product candidate because the number of product candidates and projects in R&D may vary from time to time and because we utilize internal resources across multiple projects at the same time.

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

Our R&D expenses for the three-month period ended September 30, 2007, as compared to the corresponding period in 2006, were as follows:

	Three months ended September 30,		Increase/
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$1,721	$3,961	$(2,240)
Preclinical programs	508	87	421
All other R&D expenses	6,013	6,516	(503)
	$8,242	$10,564	$(2,322)

Deforolimus, our lead product candidate for which we have initiated our first Phase 3 clinical trial, was our only clinical program in 2006 and to date in 2007.  Commencing in the third quarter of 2007, the direct external expenses for deforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for deforolimus decreased by $2.2 million in the three-month period ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to the impact of Merck’s share of such expenses in the third quarter of 2007 of $2.3 million, offset by an increase in contract manufacturing costs of $100,000 in the three-month period ended September 30, 2007, as compared to the corresponding period in 2006. Through September 30, 2007, we have incurred a total of approximately $65.6 million in direct external expenses for deforolimus from the date it became a clinical program, net of Merck’s share of such expenses.  We expect that our direct external costs for deforolimus, net of Merck’s share of such costs, will increase in the fourth quarter of 2007 as we accelerate enrollment in our initial Phase 3 clinical trial for this product candidate and expand other clinical and non-clinical development activities with Merck.

Our preclinical programs are focused on the development of additional novel, small molecule, molecularly targeted therapies including kinase inhibitors targeting cancer-related processes such as cell survival, metastasis and angiogenesis.  Our kinase inhibitor program includes our second product candidate, AP24534.  Direct external expenses for preclinical programs will increase or decrease over time depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs.  Direct external expenses for preclinical programs increased by $421,000 in the three-month period ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to the cost of certain toxicology and contract manufacturing studies we are conducting for AP24534 in 2007.  We expect that our direct external expenses for preclinical programs will increase in the fourth quarter of 2007, as we prepare to file an IND for AP24534 in the fourth quarter of 2007 and continue to move our other preclinical programs forward in development.

All other R&D expenses decreased by $503,000 in the three-month period ended September 30, 2007 as compared to the corresponding period in 2006.  This decrease is due to the impact of Merck’s allocated share of such expenses under the terms of the collaboration agreement of $975,000 and a decrease in depreciation and amortization expense of $573,000 reflecting an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our laboratory and office facility.  These favorable impacts were partially offset by an increase in personnel expenses related to stock-based compensation expense of $242,000 resulting from grants of stock options in the nine-month period ended September 30, 2007, an increase in overhead expenses of $520,000 due to the expiration of a sublease agreement for a portion of our office and laboratory facility in July 2007 and other miscellaneous increases in expenses.  We expect that all other R&D expenses will increase in the fourth quarter of 2007 to support our clinical and preclinical development programs.

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

General and Administrative Expenses

General and administrative expenses decreased by $238,000, or 5%, to $5.0 million in the three-month period ended September 30, 2007, compared to $5.2 million in the corresponding period in 2006.  The decrease in expenses was due primarily to the decrease in professional services of $167,000, including legal fees associated with our patent litigation and fees associated with commercial and business development activities, and a decrease in corporate tax costs of $74,000 related to refunds of franchise taxes received from state tax authorities.  We expect that our general and administrative expenses will increase in the fourth quarter of 2007 as necessary to support our R&D programs.

We expect that our operating expenses in total, net of Merck’s share of development costs of deforolimus will increase in the fourth quarter of 2007 for the reasons described above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, preclinical studies and product manufacturing for AP24534, and the status of our patent infringement litigation with Lilly and Amgen.

Interest Income/Expense

Interest income increased to $878,000 in the three-month period ended September 30, 2007 from $482,000 in the corresponding period in 2006, as a result of a higher average balance of funds invested in 2007 and higher interest yields from our securities.

Interest expense decreased to $82,000 in the three-month period ended September 30, 2007 from $123,000 in the corresponding period in 2006, as a result of lower average loan balances in 2007, offset, in part, by higher interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $11.6 million in the three-month period ended September 30, 2007 compared to a loss from operations of $15.6 million in the corresponding period in 2006, a decrease of $3.9 million, or 25%.  We expect that our loss from operations will increase in the fourth quarter of 2007 due to the various factors discussed under “Operating Expenses” above.  Losses may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

We reported a net loss of $10.9 million in the three-month period ended September 30, 2007, compared to a net loss of $15.2 million in the corresponding period in 2006, a decrease of $4.4 million or 28%, and a net loss per share of $0.16 and $0.25, respectively.

Results of Operations

For the nine months ended September 30, 2007 and 2006

Revenue

We recognized license and collaboration revenue of $2.0 million in the nine-month period ended September 30, 2007, compared to $688,000 in the corresponding period in 2006.  The increase in revenue is primarily due to the revenue recognized from the Merck collaboration of $1.4 million, based on the up-front payment and probable future milestone payments, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.6 million, or 8%, to $29.8 million in the nine-month period ended September 30, 2007, compared to $32.4 million in the corresponding period in 2006.

Our research and development expenses for the nine-month period ended September 30, 2007, as compared to the corresponding period in 2006, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$7,516	$11,385	$(3,869)
Preclinical programs	3,344	464	2,880
All other R&D expenses	18,945	20,533	(1,588)
	$29,805	$32,382	$(2,577)

Direct external expenses for deforolimus, our only clinical program in 2006 and to date in 2007, decreased by $3.9 million in the nine-month period ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to the impact of Merck’s share of such expenses in the third quarter of 2007 of $2.3 million, as well as decreases in manufacturing related costs of $661,000 and clinical trial costs of $1.0 million.  The decrease in manufacturing related costs was due to the timing of production runs of deforolimus.  The decrease in clinical trial costs is directly related to a decrease in number of patients on trial during the period driven by the successful conclusion of enrollment in several clinical trials in 2005 and 2006.

Direct external expenses for preclinical programs increased by $2.9 million in the nine-month period ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to the costs of certain toxicology and contract manufacturing studies we are conducting for AP24534 in 2007.

All other R&D expenses decreased by $1.6 million in the nine-month period ended September 30, 2007 as compared to the corresponding period in 2006, due to the impact of Merck’s allocated share of such expenses of $975,000, a decrease in depreciation and amortization expense of $1.7 million reflecting an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our laboratory and office facility, and a decrease in laboratory supplies and services of $334,000 as we shifted later stage preclinical testing from internal studies to external contract laboratories.  These favorable impacts were partially offset by an increase in personnel expenses related to stock-based compensation expense of $597,000 resulting from grants of stock options in the nine-month period ended September 30, 2007 and an increase in overhead expenses of $534,000 due to the expiration of a sub-lease agreement for a portion or our office and laboratory facility in July 2007.

General and Administrative Expenses

General and administrative expenses decreased by $924,000, or 5%, to $16.3 million in the nine-month period ended September 30, 2007, compared to $17.2 million in the corresponding period in 2006.  The decrease in expenses was due primarily to decreases in professional services of $964,000, including legal fees associated with our patent litigation and fees associated with business and commercial development initiatives completed in 2006, a decrease in corporate tax costs of $233,000 related to refunds of franchise taxes received from state tax authorities, and miscellaneous decreases in other expenses, offset in part by an increase in personnel expenses related to stock-based compensation expense of $614,000 resulting from grants of stock options and restricted stock and stock units in the nine-month period ended September 30, 2007.

Interest Income/Expense

Interest income decreased to $1.6 million in the nine-month period ended September 30, 2007 from $1.7 million in the corresponding period in 2006, as a result of a lower interest yields from our securities in 2007.

Interest expense decreased to $284,000 in the nine-month period ended September 30, 2007 from $369,000 in the corresponding period in 2006, as a result of lower average loan balances in 2007, offset, in part, by higher interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $44.1 million in the nine-month period ended September 30, 2007 compared to a loss from operations of $48.9 million in the corresponding period in 2006, a decrease of $4.8 million, or 11%.  Such decrease was due primarily to the decrease in operating expenses noted above and the increase in license and collaboration revenue of $1.3 million as a result of the Merck collaboration.

We reported a net loss of $42.8 million in the nine-month period ended September 30, 2007, compared to a net loss of $47.6 million in the corresponding period in 2006, a decrease of $4.8 million or 10%, and a net loss per share of $0.63 and $0.77, respectively.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our collaboration with Merck for the development and commercialization of deforolimus provides for additional funding in the form of up-front and milestone payments, as well as the sharing of development costs for deforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and nine months ended September 30, 2007 and 2006, our sources of funds were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2007	2006		2007	2006

Upfront payment from Merck, included in cash provided by operations	$75,000	$	---	$75,000	$	---
Maturities of marketable securities, net of purchases	2,922		5,790	(8,539)		33,005
Proceeds from issuance of common stock, net of issuance costs				12,300
Proceeds from issuance of common stock pursuant to stock option and purchase plans	877		139	1,997		1,488
	$78,799		$5,929	$80,758		$34,493

Our $75 million up-front payment from Merck was received pursuant to our collaboration agreement for the development and commercialization of deforolimus.  The agreement also provides for, among other things, the payment by Merck of up to $452 million in development and regulatory milestones during the remaining development of deforolimus, including a $13.5 million milestone payment, to be made in the fourth quarter of 2007, related to the start of our Phase 3 clinical trial in patients with metastatic sarcomas, and up to $200 million based on the achievement of specified product sales thresholds.  We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and nine-month periods ended September 30, 2007 and 2006, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006

Proceeds from sales and maturities of marketable securities	$20,034	$17,013	$43,377	$70,766
Purchases of marketable securities	(17,112)	(11,223)	(51,916)	(37,761)
	$2,922	$5,790	$(8,539)	$33,005

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

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd., or Azimuth, under which we may offer and sell, at our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement.  The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%.  The agreement expires in August 2008.  Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

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

At September 30, 2007, the balance outstanding on our term loan agreement was $4.3 million.  The loan is payable in monthly installments of $160,000 plus interest with a final payment of $3.5 million due in March 2008.  The terms of the loan require us to maintain at least $13.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and nine months ended September 30, 2007 and 2006, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006

Net cash used in operating activities, excluding the up-front payment from Merck	$14,708	$14,862	$41,075	$42,233
Repayment of borrowings	480	480	1,440	1,440
Investment in intangible assets	72	107	371	434
Investment in property and equipment	431	158	725	1,018
	$15,691	$15,607	$43,611	$45,125

The net cash used in operating activities for purposes of the above table is comprised of our net losses, adjusted for non-cash expenses and working capital requirements and excluding the favorable impact of the up-front payment from Merck of $75 million pursuant to our collaboration agreement.  As noted above, our net loss for the nine months ended September 30, 2007 decreased by $4.7 million, as compared to the corresponding period in 2006, due primarily to decreased operating expenses.  As a result primarily of changes in working capital items representing timing differences between income statement recognition and impact on cash, our net cash used in operating activities for purposes of the above table decreased by only $1.2 million from the nine-month period ended September 30, 2006 to the corresponding period in 2007.  As noted above, we expect that our net loss will increase in the remainder of 2007 due to continued progress in development of our product candidates.  However, the $75 million up-front payment received from Merck and any milestone payments to be recognized pursuant to our collaboration provide more than sufficient resources to fund such losses.  We also expect that our investments in intangible assets and property and equipment, consisting of our intellectual property, will increase in support of our product development activities.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of September 30, 2007:

		Payments Due By Period
In thousands	Total	In 2007	2008 through 2010	2011 through 2012	After 2012

Long-term debt	$4,295	$480	$3,815	$—	$—

Operating leases	10,205	492	6,358	3,355	—

Employment agreements	12,559	1,075	10,907	577	—

Other long-term obligations	5,138	118	2,896	1,729	395

Total fixed contractual obligations	$32,197	$2,165	$23,976	$5,661	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 7.4%, our average interest rate on our debt at September 30, 2007, over the remaining term of the debt, our interest expense would total approximately $76,000 for the remainder of 2007 and $67,000 in 2008.

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

Liquidity

At September 30, 2007, we had cash, cash equivalents and marketable securities totaling $86.1 million and working capital of $66.9 million, compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $25.9 million at December 31, 2006.  The increase in cash, cash equivalents and marketable securities and working capital is primarily attributable to the up-front payment of $75 million we received in July 2007, under the collaboration agreement with Merck for the development and commercialization of deforolimus, offset in part by operating losses and changes in working capital requirements.

We will require substantial additional funding for our R&D programs, including pre-clinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell securities of the Company through public or private offerings as market conditions permit or to Azimuth under the equity financing facility, (2) enter into partnerships for our product candidates, and/or (3) license our cell-signaling technologies, including our ARGENT and NF-kB intellectual property portfolios.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  Except for the historical information contained in this Quarterly Report on Form 10-Q, some of the matters discussed herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such statements are based on management’s current expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees, and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, the potential acquisition of or other strategic transaction regarding the minority stockholders' interests in our 80%-owned subsidiary, ARIAD Gene Therapeutics, Inc., future capital needs, key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other public filings with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at September 30, 2007, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds.  The fair value of our obligations under this program is reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of September 30, 2007, we would have incurred approximately $94,000 of additional compensation expense in the three-month period ended September 30, 2007.

At September 30, 2007, we had $4.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 2%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (74.2 basis points), we would incur approximately $8,000 of additional interest expense per year based on expected balances over the next nine months.

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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The information contained in Note 9 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.       EXHIBITS

10.1	Collaboration Agreement dated July 11, 2007 among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc.*

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward M. Fitzgerald
Senior Vice President,
Finance and Corporate Operations, and
Chief Financial Officer
(Principal financial officer
Date: November 9, 2007		and chief accounting officer)

Exhibit No.	Title

10.1	Collaboration Agreement dated July 11, 2007 among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc.*

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit.