Form 10-Q/A
period 2007-09-30
ARIAD PHARMACEUTICALS INC
filed 2007-12-12
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amended Filing”) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 originally filed on November 9, 2007 (the “Original Filing”) is being filed solely to revise disclosure contained in Note 9 to the Registrant’s unaudited condensed consolidated financial statements contained in Part I, Item 1 of the Original Filing to: (i) correct a typographical error under the subheading “The ‘374 and ‘090 Patents” relating to the scheduled commencement date of the trial and (ii) to revise disclosure under the subheading “Reexamination Proceedings in PTO” to reflect that some of the 94 claims cancelled by the Registrant were asserted in the Amgen litigation and to note that some of the 8 added claims, if issued, could be asserted against Lilly or Amgen.  Part II has also been amended to reflect the incorporation by reference in Part II, Item 1 of the revised disclosure in Note 9 and to reflect the required filing of new certifications of the principal executive officer and principal financial officer of the Registrant in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Other than described above, no changes have been made to any other items in the Original Filing. This Amended Filing does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

2

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

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2007	2006	2007	2006

License and collaboration revenue	$1,602	$229	$1,981	$688

Operating expenses:
Research and development	8,242	10,564	29,805	32,382
General and administrative	5,006	5,244	16,307	17,231

Total operating expenses	13,248	15,808	46,112	49,613

Loss from operations	(11,646)	(15,579)	(44,131)	(48,925)

Other income (expense):
Interest income	878	482	1,609	1,720
Interest expense	(82)	(123)	(284)	(369)

Other income, net	796	359	1,325	1,351

Net loss	$(10,850)	$(15,220)	$(42,806)	$(47,574)

Net loss per share	$(.16)	$(.25)	$(.63)	$(.77)

Weighted-average number of shares ofcommon stock outstanding	69,160,289	62,120,381	67,870,622	62,013,462

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
In thousands	2007	2006

Cash flows from operating activities:
Net loss	$(42,806)	$(47,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765	3,476
Accretion of discount on marketable securities	(609)	(1,313)
Deferred executive compensation expense	745	669
Stock-based compensation	4,487	3,388
Increase (decrease) from:
Inventory and other current assets	(599)	(93)
Amounts due under collaboration agreement	(3,421)
Other assets	(4)	35
Accounts payable	(1,900)	97
Accrued compensation and benefits	344	407
Accrued product development expenses	(133)	(1,440)
Other accrued expenses	3,220	901
Deferred revenue	73,344	(363)
Deferred executive compensation paid	(508)	(423)

Net cash provided by (used in) operating activities	33,925	(42,233)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	43,377	70,766
Purchases of marketable securities	(51,916)	(37,761)
Investment in property and equipment	(725)	(1,018)
Investment in intangible assets	(371)	(434)

Net cash (used in) provided by investing activities	(9,635)	31,553

Cash flows from financing activities:
Repayment of borrowings	(1,440)	(1,440)
Proceeds from the issuance of stock , net of issuance costs	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	1,997	1,488

Net cash provided by financing activities	12,857	48

Net increase (decrease) in cash and cash equivalents	37,147	(10,632)
Cash and cash equivalents, beginning of period	31,728	25,453

Cash and cash equivalents, end of period	$68,875	$14,821

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

Amgen Litigation

The ‘516 Patent

On April 20, 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®.  On April 13, 2007, the Company, together with the institutional patentees, filed a counterclaim against Amgen, and joining Wyeth in the action.  The counterclaim against Amgen and Wyeth alleges infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to Amgen’s complaint, counter-claim and demand for jury trial.

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

The ‘374 and ‘090 Patents

On May 30, 2007, the Company and the institutional patentees filed a motion seeking to amend their counterclaims to assert claims against Amgen for infringement of U.S. Patent Nos. 5,804,374 (the “’374 Patent”) and 6,150,090 (the “’090 Patent”).  On September 13, 2007, the Delaware Court issued an order granting the Company’s motion to amend its counterclaims asserted against Amgen to include infringement of the ‘374 Patent and the ‘090 Patent. The trial with respect to these counterclaims is scheduled to commence on March 23, 2008.

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

The PTO issued its first office action on August 2, 2006.  In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which are or may be asserted by the Company in the Amgen litigation.  The Company cancelled 8 of the 160 claims in its response to the first office action filed on November 9, 2006.  On July 6, 2007, the PTO issued a final office action, rejecting 141 claims of the ‘516 Patent, including the claims asserted by the Company in the Lilly and Amgen litigations.  The Company cancelled 94 of the 141 claims (none of which were asserted in the Lilly litigation and some of which were asserted in the Amgen litigation), and added 8 new claims (some of which, if issued, could be asserted against Lilly or Amgen), in its response to the final office action filed on October 22, 2007.  The Company also filed both a petition to withdraw the finality of July 6 office action on July 25, 2007 and a request for continued reexamination on October 22, 2007.

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

PART II.                    OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The information contained in Note 9 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.                      EXHIBITS

10.1
Collaboration Agreement dated July 11, 2007 among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc. (Filed as Exhibit 10.1 to the Original Filing (File No. 0-21696) and incorporated herein by reference) *

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
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

ARIAD Pharmaceuticals, Inc.

By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Senior Vice President,
Finance and Corporate Operations, and Chief Financial Officer
Date: December 12, 2007		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit                                                                   Title
No.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.