Form 10-K
period 2007-12-31
ARIAD PHARMACEUTICALS INC
filed 2008-03-17
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________________ to _______________________
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
Yes  [ X ]     No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ]    Accelerated filer [ X ]
Non-accelerated filer [    ] (Do not check if a smaller reporting company)         Smaller reporting company  [    ]

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

As of March 7, 2008, the registrant had 69,328,695 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

Overview

Our Business and Strategy

We are engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules.  We are developing a comprehensive approach to patients with cancer that addresses the greatest medical need — aggressive and advanced-stage cancers for which current treatments are inadequate.  Our goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites.  Our business strategy is to:

•	build a fully integrated oncology company and become a leader in the discovery, development and commercialization of molecularly targeted oncology therapies;

•	broadly develop our lead oncology product candidates and build a pipeline of innovative follow-on product candidates;

•
enter into partnerships with major pharmaceutical or biotechnology companies, after obtaining definitive clinical data, to assist in developing our cancer product candidates and commercializing them in selected markets;

•	license our NF-κB and ARGENT cell-signaling regulation technologies to pharmaceutical and biotechnology companies; and

•	leverage the market potential of our product candidates by licensing them to other companies for development and commercialization in non-oncology indications or non-core applications.

Our Product Candidates

Our lead cancer product candidate, deforolimus (previously known as AP23573), is an internally discovered, potent inhibitor of the protein mTOR, a “master switch” in cancer cells.  Blocking mTOR creates a starvation-like effect in cancer cells by interfering with cell growth, division, metabolism and angiogenesis.  We discovered deforolimus in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.

We are developing deforolimus in partnership with Merck & Co., Inc., or Merck, under a collaboration agreement signed in July 2007.  The collaboration agreement provides that we together with Merck will conduct a broad-based development program in multiple indications.  The collaboration agreement provides that each party will fund 50% of global development costs, except that Merck will fund 100% of costs specific to development or commercialization of products outside the United States.  The collaboration agreement establishes responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007; up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications, of which $13.5 million was paid to us in the fourth quarter of 2007 upon commencement of our Phase 3 clinical trial; and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the profit from sales of deforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of deforolimus outside the United States.  See “Our Licenses to Third Parties” under this Part I for a detailed description of our collaboration agreement with Merck.

Pursuant to a global development plan established by us and Merck, we are developing deforolimus in multiple cancer indications, both as a single agent and in combination with various targeted agents.  In 2007, we initiated our first Phase 3 clinical trial of oral deforolimus in patients with metastatic soft-tissue and bone sarcomas.  During 2008, we are planning to initiate multiple clinical trials of deforolimus, including Phase 2 clinical trials in endometrial, breast and prostate cancers, as part of our global development plan with Merck.

Deforolimus is also being developed pursuant to license agreements with medical device companies for use on drug-eluting stents to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  We have entered into two such license agreements to date, one with Medinol Ltd., or Medinol, and another with ICON Medical Corp., or ICON, and have retained the right to enter into one additional non-exclusive agreement in this area.

Our second product candidate, AP24534, is a novel multi-targeted kinase inhibitor that we believe has broad potential applications in cancer and is wholly owned by us. Kinases are a large family of cell-signaling proteins that control many aspects of cell behavior, and are often inappropriately activated in cancer cells.  In preclinical studies, AP24534 demonstrated potent inhibition of Bcr-Abl, a kinase that causes chronic myeloid leukemia as well as mutants of this kinase that cause resistance to other drugs.  AP24534 also inhibits Flt3, a kinase involved in acute myeloid leukemia, as well as kinases that control angiogenesis, or new blood vessel formation, a process important in the progression of multiple solid tumors. AP24534 has undergone extensive preclinical testing, including efficacy and safety assessment studies, which indicate that it should be well tolerated at anticipated therapeutic dose levels in cancer patients.

We plan to initiate two Phase 1 trials of AP24534 during 2008. The first, to begin in the first half of 2008, will evaluate AP24534 in drug-resistant and refractory chronic myeloid leukemia and other hematological cancers. Later in the year, the second trial is expected to evaluate oral AP24534 in patients with solid tumors.

We also have a focused drug discovery program centered on small-molecule therapies, molecularly targeted to cell-signaling pathways implicated in cancer.  Our drug discovery program builds on our expertise in cell signaling, cancer biology, structure-based drug design and computational chemistry in designing and characterizing small-molecule drugs, such as deforolimus and AP24534, to treat disease.

See the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a description of the risks related to our business and our clinical and preclinical programs.

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

Our Relationship with ARIAD Gene Therapeutics, Inc.

ARIAD Gene Therapeutics, Inc., or AGTI, is our 80%-owned subsidiary.  Minority stockholders of AGTI, including Harvey J. Berger, M.D., our Chairman and Chief Executive Officer, Jay R. LaMarche, our former Chief Financial Officer and a member of our Board of Directors, several of our scientific advisors, Harvard University, and Stanford University, own the other 20% of AGTI.  AGTI owns or licenses from others the intellectual property related to the ARGENT technology and know-how, as well as the product candidates developed from the application of this technology, including mTOR inhibitors.  The mTOR inhibitor program, encompassing our lead product candidate, deforolimus, and other compounds, was made possible by the creation of intellectual property, technology, and know-how related to inhibition of mTOR and the development of analogs of rapamycin as part of AGTI’s research and development program.

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors, such as our lead product candidate, deforolimus, derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI.  All of the research and development activities of AGTI, including the development of deforolimus, have been conducted by us on behalf of AGTI pursuant to a research and development agreement.  As of December 31, 2007, we have accrued an inter-company receivable of approximately $129 million, representing the net funds we have advanced to AGTI for costs associated with AGTI’s research and development programs.  Other than repayment of the amounts advanced by us to fund the research and development activities of AGTI on a cost plus 10% fee basis, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement.  Accordingly, our future economic benefit from the potential commercialization of deforolimus and other such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI, unless we acquire the equity interests of the minority shareholders, license rights to deforolimus from AGTI, or enter into a different arrangement with AGTI and/or its minority shareholders.

Consequently, as the inter-company receivable has increased to fund the development of deforolimus, in order to maximize the value of ARIAD for our stockholders and to mitigate or eliminate the conflicts of interest which currently exist between ARIAD and AGTI, the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the minority interest of AGTI that ARIAD does not own and have hired independent legal counsel and financial consultants to assist them in their evaluation.  Dr. Berger and Mr. LaMarche have also hired independent legal counsel and financial consultants to assist them in evaluating any proposal that may be proffered by the independent members of our Board of Directors for the acquisition of the minority interest in AGTI.  See a description of the risk factors related to our relationship with AGTI in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, which include a description of such risks, the existing conflicts of interest between ARIAD and AGTI, and the key terms of the research and development agreement and associated financial accounting.

Our Lead Development Programs

Oncology Indications of our mTOR Inhibitor, Deforolimus

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

Our lead cancer product candidate, deforolimus, is an internally discovered, potent mTOR inhibitor.  The protein, mTOR, serves as a “master switch” and has a central function in cancer cells.  Blocking mTOR creates a starvation-like effect in cancer cells by interfering with cell growth, division, metabolism and angiogenesis.

As part of our global clinical development plan and registration strategy, we have studied deforolimus as a single agent in multiple Phase 1 and Phase 2 clinical trials in the U.S. and Europe in patients with solid tumors, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and certain leukemias and lymphomas.  We have also conducted several multi-center Phase 1b trials of deforolimus in combination with other anti-cancer therapies.  These trials focused primarily on patients with various types of solid tumors.  Intravenous and oral tablet formulations of deforolimus have been studied in these trials.

In clinical trials to date, deforolimus has been well tolerated at the doses administered, and adverse events were generally mild to moderate in severity and manageable.  The most common treatment-related adverse events experienced by patients in the trials were mouth sores, rash, fatigue, anemia, nausea and lipid abnormalities.

We are now developing deforolimus in partnership with Merck pursuant to our collaboration agreement signed in July 2007.  We have established and are implementing with Merck a global development plan which encompasses the first three full years of the collaboration (2008 through 2010) and provides for the development of deforolimus in multiple cancer indications, including sarcomas, breast, prostate, non-small cell lung and endometrial cancers.  Deforolimus will be studied as a single agent and in combination with various targeted agents.  The global development plan encompasses approximately fifteen corporate sponsored clinical trials of deforolimus, the majority of which will be Phase 2 and Phase 3 trials of oral deforolimus, as well as approximately fifteen investigator and cooperative group led trials, subject to review of clinical data by the companies.  As part of the plan, deforolimus will be studied worldwide, including Japan.

Our most advanced indication and initial registration path for deforolimus is sarcomas.  In a multi-center Phase 2 trial of 212 patients with advanced sarcomas, at least 90% of whom had progressive disease, deforolimus demonstrated efficacy and was well tolerated. The primary endpoint of the trial – evidenced by clinical-benefit response, or CBR, rates – was achieved in the three most prevalent types of sarcoma (i.e., bone sarcoma, leiomyosarcoma and liposarcoma). Treatment with deforolimus more than doubled progression-free survival when compared to historical control data published by the European Organization for Research and Treatment of Cancer, or EORTC.

In September 2007, we initiated our first Phase 3 clinical trial of deforolimus in patients with metastatic soft-tissue and bone sarcomas.  The SUCCEED (Sarcoma Multi-Center Clinical Evaluation of the Efficacy of Deforolimus) trial is a randomized, double-blind, placebo-controlled study designed to assess the impact of oral deforolimus on progression-free survival, the primary endpoint of the trial, and several secondary endpoints, in metastatic soft-tissue and bone sarcoma patients who have achieved a favorable response to chemotherapy. Continued treatment with traditional chemotherapeutic drugs has not been established to provide additional clinical benefit after such a response. Thus, absent new alternatives, physicians generally either continue potentially toxic chemotherapy until the side effects become unacceptable or, more commonly, monitor patients carefully for disease progression, or tumor growth, prior to initiating another line of chemotherapy. Therefore, the placebo arm represents a current standard of care for patients in this clinical setting.

The SUCCEED trial is designed to evaluate approximately 650 patients who will be randomized one-to-one to oral deforolimus or placebo at over 125 sites worldwide. The trial is 90% powered to detect a 33% increase in median progression-free survival, or PFS, comparing the deforolimus arm with the placebo arm.  We are planning two interim efficacy analyses.  We have agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the SUCCEED trial.  The European Medicines Agency, or EMEA, has provided protocol advice consistent with that of the FDA regarding the trial design as part of its Protocol Assistance program.

The FDA and the EMEA have designated deforolimus as an orphan drug for treatment of soft-tissue and bone sarcomas.  The FDA has also designated deforolimus as a fast-track product for the same indication.

In addition to the ongoing conduct of the SUCCEED clinical trial, in 2008, pursuant to the global development plan established with Merck, we plan to initiate multiple clinical trials, including Phase 2 trials in endometrial, breast and prostate cancers.  The global development plan also includes a focused biomarker research program that exploits the companies' expertise in cell-signaling, mTOR biology and diverse state-of-the-art molecular profiling technologies.  We believe this program will help characterize and identify rational combinations with deforolimus, identify responder profiles and inform decisions in alignment with the development plan.

Cardiovascular Indications of our mTOR Inhibitor, Deforolimus

As an mTOR inhibitor, deforolimus has also been shown to potently block the growth, proliferation and migration of vascular smooth muscle cells, the primary cause of narrowing and blockage of injured vessels and is an analog of sirolimus, another mTOR inhibitor that has been approved for use in drug-eluting stents. Recent clinical studies have found lower reblockage rates in patients treated with stents that deliver small-molecule drugs, such as sirolimus or paclitaxel, a cytotoxic agent, locally to the site of vascular injury. Such stents have become the standard-of-care for patients undergoing interventional procedures to open narrowed coronary arteries.

We have entered into license agreements with Medinol, a leading innovator in stent technology, in January 2005, and with ICON, an emerging medical device company, in October 2007, to develop and commercialize stents and other medical devices to deliver deforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  We have retained the right to enter into one additional non-exclusive license agreement, in addition to the licenses granted to ICON and Medinol, to develop and commercialize medical devices delivering deforolimus for use in vascular disease.

Additional Non-Oncology Indications of our mTOR Inhibitor, Deforolimus

We believe that inhibition of the mTOR pathway may be useful for additional indications beyond oncology and drug-delivery stents, and we are evaluating with Merck such indications as part of the broader development plan for deforolimus.  Such a development plan for non-oncology indications would be subject to a separate negotiation of terms specific to such plans pursuant to our collaboration agreement with Merck.

Our Multi-Targeted Kinase Inhibitor, AP24534

Our second oncology product candidate, AP24534, is an internally discovered novel oral multi-targeted kinase inhibitor that we believe has broad potential applications in cancer, including various forms of leukemia, a blood-based cancer. AP24534 is a potent inhibitor of Bcr-Abl, a target associated with drug-resistant chronic myeloid leukemia, or CML. Recent preclinical studies showed that AP24534 demonstrated efficacy and oral dosing flexibility in animal models of CML, including forms of CML caused by clinically relevant variants of the target protein, Bcr-Abl. Specifically, AP24534 potently inhibited a specific mutant, T315I, which is resistant to all currently available drugs. Additional preclinical studies demonstrated that AP24534 also inhibits Flt3, a target associated with acute myeloid leukemia, or AML.

In addition, AP24534 has demonstrated in preclinical studies potent inhibition of additional targets that control the process of angiogenesis, or blood vessel growth, including the receptors for vascular endothelial growth factors, or VEGFRs, fibroblast growth factors, or FGFRs, and angiopoietin, or Tie2. Inhibiting angiogenesis is a clinically validated approach to treating multiple solid tumors. Based on AP24534’s differentiated and unique profile, we believe these findings support the broad potential of the drug not only in drug-resistant CML, but also in other hematological cancers, such as AML, and various solid tumors.

We have completed extensive preclinical studies of AP24534, including efficacy and safety assessment studies, which we believe indicate that the drug candidate should be well tolerated at anticipated therapeutic dose levels in cancer patients. We plan to initiate two Phase 1 trials of AP24534 in 2008. The first, to begin in the first half of 2008, will evaluate oral AP24534 in drug-resistant and refractory chronic myeloid leukemia and other hematologic malignancies. Later in 2008, the second trial is expected to evaluate oral AP24534 in patients with solid tumors.

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

We have a focused drug discovery program centered on small-molecule therapies, molecularly targeted to cell-signaling pathways implicated in cancer.  Our drug discovery program builds on our expertise in cell signaling, cancer biology, structure-based drug design and computational chemistry in designing and characterizing small-molecule drugs, such as deforolimus and AP24534, to treat disease.

Our Proprietary Technologies

NF-kB Cell-signaling Technology

Dr. David Baltimore, former director of the Whitehead Institute for Biomedical Research, Dr. Phillip Sharp of the Massachusetts Institute of Technology, and Dr. Thomas Maniatis of Harvard University, together with a team of scientists in their respective laboratories, discovered a family of genes that encode proteins they called NF-kB and I-kB, its inhibitor; the critical role played by NF-kB cell signaling in regulating cellular processes involved in various difficult-to-treat diseases; methods to identify compounds to regulate NF-kB cell-signaling activity; and methods of treating disease by inhibiting NF-kB activity.  NF-kB can be generally thought of as a “biological switch” that can be turned off using these methods to treat disorders, such as inflammation, cancer, sepsis and osteoporosis.

We have an exclusive license from these academic institutions to pioneering technology and patents related to methods of treating human disease by regulating NF-kB cell-signaling activity, and the discovery and development of drugs to regulate NF-kB cell-signaling activity.  We have a program to license this technology and these treatment methods to pharmaceutical and biotechnology companies that are conducting research to discover and develop drugs that modulate NF-kB cell-signaling and/or that are marketing such drugs.  One of the NF-kB patents is the subject of reexamination proceedings in the U.S. Patent and Trademark Office, or PTO, a patent infringement lawsuit filed in 2002 by us and the academic institutions against Eli Lilly and Company, and a lawsuit filed in April 2006 against us by Amgen Inc. and certain affiliated entities.  See Part I, Item 3 entitled “Legal Proceedings” of this Annual Report on Form 10-K for a description of the status of these proceedings.

ARGENT Cell-signaling Regulation Technology

Our proprietary portfolio of cell-signaling regulation technologies includes the ARGENT signaling and transcription technologies.  Our ARGENT technologies allow intracellular processes to be controlled with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products, and which provide versatile tools for applications in cell biology, functional genomics and drug-discovery research, including three-hybrid screening approaches to discover and characterize targets and lead molecules.  To maximize their use by the scientific community, we distribute our technologies at no cost to academic investigators in the form of our Regulation Kits.  As of February 29, 2008, we have entered into more than 1,300 material transfer agreements with more than 500 different institutions in 33 countries for the use of this technology in diverse areas of research, and more than 300 scientific papers describing their use have been published.  In addition, we have licensed the ARGENT technology to several pharmaceutical and biotechnology companies for research and development and/or commercial purposes.

Our Intellectual Property

Patents and other intellectual property rights are essential to our business.  We file patent applications to protect our technology, inventions and improvements to our inventions that are considered important to the development of our business.

As of February 29, 2008, we had 62 patents and 34 pending patent applications in the United States, which are owned, co-owned or exclusively licensed by us or by our subsidiary, AGTI.  In addition, we have filed foreign counterparts, as appropriate.  We also have several nonexclusive technology licenses from certain institutions in support of our research programs.  We anticipate that we will continue to seek licenses from universities and others where applicable technology complements our research and development efforts.

Approximately one third of the patents and patent applications in our portfolio relate generally to our mTOR inhibitor, deforolimus, to our multi-targeted kinase inhibitor, AP24534, or to our preclinical drug discovery programs.  These patents cover deforolimus, various analogs and uses thereof, the related use of biomarkers, related therapies and inventions involving the mTOR gene, along with AP24534, our various families of kinase inhibitors, and our bone-targeted mTOR inhibitors.  Our patent protection for deforolimus currently extends to at least 2023.  The remainder of the portfolio is primarily focused on our ARGENT and NF-kB cell-signaling regulation technologies.  These patents and pending applications cover regulatory technologies, specialized variants of the technologies, critical nucleic acid components, small-molecule drugs, the identification and use of dimerizer hormone mimetics, and various uses of the technologies in health care and drug discovery.  Patents issued to date include 34 patents covering our cell-signaling regulation technologies.

We also rely on unpatented trade secrets and proprietary know-how.  However, trade secrets are difficult to protect.  We enter into confidentiality agreements with our employees, consultants, investigators, clinical trial sites, contractors, collaborators and other third parties to whom we disclose confidential information.  In addition, we believe that certain technologies utilized in our research and development programs are in the public domain.  Accordingly, we do not believe that patent or other protection is available for these technologies.

Our Licenses to Third Parties

Our Collaboration with Merck & Co., Inc.

On July 11, 2007, we entered into a collaboration agreement with Merck for the joint global development and commercialization of deforolimus.  Under the terms of the agreement, Merck and we will conduct a broad-based development program in which clinical trials, preclinical studies and biomarker studies will be conducted concurrently in multiple cancer indications, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50% of the global development costs, except that Merck will fund 100% of any cost of development that is specific to development or commercialization of deforolimus outside the United States.  The agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  We will be responsible for supplying the active pharmaceutical ingredient used in deforolimus drug product, and Merck will be responsible for the formulation of the finished product, all under a separate supply agreement currently being negotiated by the parties.

The agreement provides that, in the United States, we and Merck will co-promote deforolimus, we will distribute and sell deforolimus for all cancer indications and record all sales, and each party will receive 50% of the net profit from such sales.  Outside the United States, Merck will distribute, sell and promote deforolimus and book all sales, and Merck will pay us tiered double-digit royalties on such sales.  Royalties are payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either us or Merck that cover deforolimus, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which we supply active pharmaceutical ingredient to Merck under the separate supply agreement, subject to partial reduction in certain circumstances.

Under the terms of the collaboration agreement, Merck paid us an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications, and up to $200 million based on achievement of specified product sales thresholds.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  All amounts to be paid to us by Merck, with the exception of any development cost advances, are non-refundable.

The collaboration agreement may be terminated (i) by either party based on insolvency or uncured breach by the other party, (ii) by Merck on or after the third anniversary of the effective date by providing at least twelve (12) months prior written notice, (iii) by Merck upon the failure of deforolimus to meet certain developmental and safety requirements, or (iv) after discussions between the parties, in the event Merck concludes it is not advisable to continue the development of deforolimus for use in a cancer indication.  Upon termination of the collaboration agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of deforolimus and continuing royalty obligations.

Under the terms of the collaboration agreement, we and Merck have established a series of joint committees which are responsible for the development and commercialization of deforolimus.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.  Either party may choose not to appoint members to any of the joint committees and such a determination by either party has no impact on the financial or other terms of the collaboration.

Our Stent Collaborations

In January 2005, we entered into a license agreement with Medinol to develop and commercialize deforolimus-eluting stents and other medical devices to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  In October 2007, we entered into a license agreement with ICON to develop and commercialize deforolimus-eluting stents to prevent restenosis of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  We have retained the right to enter into one additional non-exclusive license agreement, in addition to the licenses granted to ICON and Medinol, to develop and commercialize medical devices delivering deforolimus for use in vascular disease.

Other

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

We also have a program to license our ARGENT cell-signaling regulation technologies to pharmaceutical and biotechnology companies to develop and commercialize innovative therapeutic products and to conduct drug discovery research.  To date, we have entered into several licenses for use of our ARGENT cell-signaling regulation technologies for a variety of applications, including the development of therapeutic vaccines and gene and cell therapy products and for use in drug discovery.  In addition, several biotechnology companies have conducted collaborative studies of these technologies for use in gene and cell therapy applications.

Our Licenses from Third Parties

In 1991, we entered into an exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute (on behalf of themselves and Harvard University) to the rights to our NF-κB cell-signaling technologies and treatment methods.  This license agreement was amended in 1995 and provides for the payment by us to these academic institutions of an up-front fee, license maintenance fees, a milestone payment, sublicense fees, and royalties based on commercial sales of products and processes developed using the NF-κB cell-signaling technologies and treatment methods.  The license agreement also grants us the right to undertake the enforcement and/or defense of these patent rights at our sole expense, subject to our right to withhold a percentage of the royalties otherwise due the academic institutions to be applied toward reimbursement of our fees and expenses in connection with any such litigation, including our litigation against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen.  The license agreement also provides that we will share a percentage of any damages, net of fees and expenses, awarded in such litigations with the academic institutions.

We and, in some instances AGTI, have entered into license agreements with various institutions and universities pursuant to which we and/or AGTI are the licensees of certain technologies relating to our research and development programs.  In particular, in 1997, AGTI entered into an amended and restated exclusive license agreement with Stanford University (on behalf of itself and Harvard University) to rights to certain of our ARGENT cell-signaling regulation technologies.  This license agreement provides for the payment by AGTI of an up-front fee, license maintenance fees, milestone payments based on achievement of development and commercial milestones, royalties on commercial sales of products, including therapies and research reagents, by AGTI, its co-venturers and partners, and the issuance of 180,000 shares of AGTI common stock, or 3% of the initial capitalization of AGTI.

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

Research and Development Spending

During each of the three years ended December 31, 2007, 2006 and 2005, we spent approximately $39.6 million, $43.3 million and $45.9 million, respectively, on our research and development activities.

Manufacturing

Our drug candidates and preclinical compounds are small molecules that can be readily synthesized by processes that we have developed.  We are able to manufacture in-house the quantities of our product candidates necessary for certain preclinical studies.  We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates.  We contract with third party manufacturers to assist in the development and optimization of our manufacturing processes and methods and to supply sufficient quantities of our product candidates in bulk quantities and in suitable dosage forms for use in our clinical trials.  We also expect to depend on third-party manufacturers for the supply of our products upon commercialization.

Our lead product candidate, deforolimus, is produced by an established manufacturing process using conventional synthetic and natural-product fermentation techniques.  The production of deforolimus is based in part on technology that we believe is proprietary to us.  Pursuant to our collaboration agreement with Merck, we will be responsible for supplying the active pharmaceutical ingredient used in deforolimus drug product and Merck will be responsible for the formulation of the finished product, all under a separate supply agreement which is currently being negotiated by the parties.  We, with Merck,  may license this technology to contract manufacturers to enable them to manufacture deforolimus for us.  In addition, a contract manufacturer may develop process technology related to the manufacture of our drug candidates that the manufacturer owns either independently or jointly with us.  This would increase our reliance on that manufacturer or require us to obtain a license from that manufacturer in order to have our product manufactured by other parties.  We are negotiating with our existing suppliers and other third-party manufacturers to secure the long-term supply and manufacture of the active pharmaceutical ingredient used in deforolimus at commercially reasonable costs with appropriate redundancy for commercialization.

Contract manufacturers are subject to extensive governmental regulation and we depend on them to manufacture our product candidates in accordance with the FDA’s current good manufacturing practice regulations, or cGMPs.  We have an established quality assurance program intended to ensure that third-party manufacturers under contract produce our compounds in accordance with cGMPs, and other applicable domestic and foreign regulations.  We believe that our current contractors comply with such regulations.

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

In the area of oncology, pharmaceutical and biotechnology companies such as Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline plc, Hoffmann LaRoche & Co., Johnson & Johnson, Merck KGaA, Novartis AG, Pfizer, Inc., and Wyeth Corp. are developing and marketing drugs to treat cancer, including mTOR inhibitors.  Specifically, Wyeth Corp. and Novartis AG are developing mTOR inhibitors for use in cancer and Wyeth’s mTOR inhibitor, temsirolimus has been approved to treat patients with advanced kidney disease.  Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways.  Other companies have products on the market or in development against which our drug candidates, if approved, may have to compete.  Specifically, PharmaMar, a wholly owned subsidiary of Zeltia Group, has a product, trabectedin approved for the treatment of soft-tissue sarcomas in Europe.  We may also experience competition from companies that have acquired or may acquire technology from companies, universities, and other research institutions.  As these companies develop their technologies, they may develop proprietary positions that may materially and adversely affect us.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. The process of obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Our products must be approved by FDA through the new drug application, or NDA, process before they may be legally marketed in the United States, which generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

As part of the IND, an IND sponsor must submit to the FDA the results of preclinical tests, which may include laboratory evaluations and animal studies, together with manufacturing information and analytical data, and the proposed clinical protocol for the first phase of the clinical trial of the drug. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a “clinical hold,” pending resolution between the IND sponsor and the FDA of any outstanding concerns. Clinical holds may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance by the sponsor.

All clinical trials must be conducted under the supervision of a qualified investigator(s) in accordance with good clinical practice regulations. An institutional review board, or IRB, must also review and approve each new clinical protocol and patient informed consent form prior to commencement of the corresponding clinical trial at that institution. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor patient safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug is introduced into healthy human subjects or patients (in the case of certain inherently toxic products for severe or life-threatening diseases) and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the study participants are being exposed to an unacceptable health risk.

If a drug is intended to treat a serious or life threatening condition for which there is an unmet medical need, a company may request that the FDA consider the drug for a fast track development program at the time of submitting its IND or at any time prior to receiving marketing approval.  The fast track program is designed to facilitate the development and expedite the review of a new drug for the treatment of the specific conditions. If the FDA agrees that the drug meets the criteria for fast track development for treatment of one or more conditions, it will grant fast track status.  The FDA granted fast track status to deforolimus for treatment of soft tissue sarcomas and bone sarcomas.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. Once the submission is accepted for filing, the FDA begins an in-depth and lengthy substantive review. FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require submission of additional clinical or other data and information which, upon agency review and interpretation, may or may not be deemed by the FDA to satisfy the criteria for approval.  The FDA may also issue an approvable letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA.

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

If approved by the FDA, the product’s use may be significantly limited to specific diseases, dosages or indications. In addition, the FDA may require us to conduct post-NDA approval, or  Phase 4, testing which involves further clinical trials designed to further assess the drug’s safety and effectiveness and may require additional testing and surveillance programs to monitor the safety of the drug in the marketplace.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of exclusivity in the United States.  Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification.  This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.  The current pediatric exclusivity provision was reauthorized on September 27, 2007.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition which is defined as one affecting fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If an orphan drug-designated product subsequently receives the first FDA approval for the disease for which it was designed, the product will be entitled to seven years of product exclusivity. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, the competitor's exclusivity could block the approval of our product candidate for seven years. The FDA granted two orphan drug designations for deforolimus; the first for the treatment of soft tissue sarcoma and the second for the treatment of bone sarcoma.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced postmarket authority, including the authority to require postmarket studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank.  Failure to comply with any requirements under the new law may result in significant penalties.  In addition to new legislation, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

As in the U.S., the European Union may grant orphan drug status for specific indications if the request is made before an application for marketing authorization is made. The European Union considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the European Union. A company whose application for orphan drug designation in the European Union is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance and reduced application fees. Orphan drugs in the European Union also enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.  We were granted orphan designation in the European Union for deforolimus for the treatment of soft tissue sarcoma and bone sarcoma.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payors, including Medicare, will provide reimbursement for our products. However, Medicare or other third-party reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

We expect that there will continue to be a number of federal and state proposals, including changes to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Our Employees

As of February 29, 2008, we had 116 employees, 67 of whom hold post-graduate medical or science degrees, including 41 with a Ph.D. or M.D.  Most of our employees are engaged directly in research and development.  We have entered into confidentiality, assignment of inventions and non-competition agreements with all of our employees.  None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

Risks Relating to Our Business

We have no product candidates that have been approved by the FDA or any foreign regulatory authority, and we and our partners may never succeed in obtaining regulatory approval for any products, developing marketable products or generating product revenues.

We are a biopharmaceutical company focused on the discovery and development of drugs to provide therapeutic intervention in treating human diseases at the cellular level.  As with all scientific endeavors, we face much trial and error, and we may fail at numerous stages along the way, which would inhibit us from successfully developing, manufacturing and marketing our drug candidates.

Our lead product candidate, deforolimus, is currently being developed by us in collaboration with Merck for cancer indications and by our partners, Medinol and ICON, for use in stents or other medical devices to reduce reblockage of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  We initiated the SUCCEED Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.   Deforolimus is also in Phase lb and 2 clinical trials for certain other cancers, and we expect to start additional clinical trials of deforolimus in 2008 in multiple cancer indications.  We filed an IND for AP24534 in late 2007, and we expect to initiate two Phase 1 trials of AP24534 in 2008.  We do not currently have any products on the market and have no product revenues.  Therefore, our success is substantially dependent on (1) our ability to work in collaboration with Merck to obtain marketing approval for deforolimus for metastatic sarcoma and other cancer indications, (2) the ability of our partners, Medinol and ICON, to obtain marketing approval for stents or other medical devices delivering deforolimus, and (3) our ability to successfully initiate and complete clinical development and obtain marketing approval for AP24534.

Neither we nor our partners have submitted any new drug applications for deforolimus, AP24534 or any other product candidate of ours to the FDA or foreign regulatory authorities for marketing approval.  Factors which could affect the ability to obtain regulatory approval and to achieve market acceptance and gain market share for deforolimus, AP24534 and any other product candidate of ours include, among other factors, product formulation, dose, dosage regimen, the ability to obtain timely and sufficient patient enrollment in clinical trials, the risk of occurrence of adverse side effects in patients participating in clinical trials, the ability to manufacture, directly or indirectly, sufficient and cost-effective quantities of product candidates, the ability to fund commercial development and to build or access a sales force in the marketplace, the ability to successfully differentiate product candidates from competitive product(s) and to sell, market and distribute, directly or indirectly, such product candidates.

In addition, positive results from early-stage clinical trials may not be replicated in later-stage Phase 3 clinical trials.  Similarly, positive results from preclinical studies of a product candidate may not be predictive of similar results in humans during clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical trials for deforolimus may not be predictive of the results to be obtained in the SUCCEED Phase 3 clinical trial, and the promising activity we have seen in AP24534 in preclinical studies may not be predictive of the results obtained in clinical trials.

Although we have entered into a collaboration agreement with Merck for the joint global development and commercialization of deforolimus, we do not currently have any partners to assist in developing and commercializing our other cancer product candidates.  We will depend heavily on Merck for the successful development and commercialization of deforolimus, particularly with respect to the commercialization of deforolimus outside of the United States.  We would expect to be dependent upon other partners, if we enter into arrangements with one or more of them, to successfully develop and commercialize our other cancer product candidates, including AP24534.  There can be no assurance that our collaboration with Merck will be successful or that we will be able to secure any other partners on terms favorable to us, or at all.

We and our medical device partners have limited experience in designing, conducting and managing the clinical trials necessary to obtain regulatory approval of stents or other medical devices that deliver small-molecule drugs.   We are dependent upon the success of Medinol and ICON and any future medical device partner to successfully develop, manufacture and market stents or other medical devices to deliver deforolimus to reduce blockage of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  If Medinol or ICON is not successful and/or if we are not able to enter into an  agreement with an additional medical device company experienced in the development, manufacture, and marketing of medical devices to deliver deforolimus, we will not be able to generate revenues from the marketing of stents or other medical devices that deliver deforolimus.

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

If our collaboration with Merck relating to the development and commercialization of deforolimus is unsuccessful, our ability to commercialize deforolimus on a timely basis, or at all, could be affected and our business could be materially harmed.

In July 2007, we entered into a collaboration agreement with Merck for the joint global development and commercialization of deforolimus, our lead product candidate, for use in cancer.  Other than with respect to our collaborative efforts in developing deforolimus to date, we do not have a history of working together with Merck and cannot predict the success of this collaboration.  The collaboration involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified clinical, regulatory and sales milestones.

With respect to responsibilities and control over decisions, we and Merck have established a series of joint committees which are responsible for the development and commercialization of deforolimus.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.  Accordingly, Merck’s failure to devote sufficient resources to the development and commercialization of deforolimus or the failure of the parties to reach consensus on development or commercialization activities may delay its clinical development, which could lead to the delay in payment of clinical and regulatory milestones under the collaboration agreement and may delay commercialization of deforolimus.

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

We have funded our operations to date through sales of equity securities, debt, the upfront and milestone payments received from Merck in 2007, and, to a limited extent, operating revenues.  Most of our operating revenue to date has been generated through previous collaborative research and development agreements and existing licenses.  Although our collaboration agreement with Merck for the global development and commercialization of deforolimus is structured to provide substantial funding for the remaining development of deforolimus if we are successful in meeting specified milestones, we will require substantial additional funding for our other research and development programs (including pre-clinical development and clinical trials), for the pursuit of regulatory approvals and for establishing or accessing manufacturing, marketing and sales capabilities related to other product candidates, and for other operating expenses (including intellectual property protection and enforcement) as well as capital expenditures to maintain and improve our facility, equipment and systems.  We may from time to time access funding by issuing other securities in private placements or under our universal shelf registration statement under which we had $87.5 million available for issuance at December 31, 2007.  We may also access funding from our equity financing facility with Azimuth Opportunity Ltd., or Azimuth, under which there remains $37.5 million available to us, which we can access, subject to certain terms and conditions including a minimum price of $3.00 per share below which Azimuth is not required to purchase shares of our common stock; any shares sold under this facility would be issued from our existing shelf registration statement.  We may also from time to time seek additional funding from other product-based collaborations, technology licensing, issuance of debt, and public or private financings.  However, such additional funding may not be available on terms acceptable to us, or at all.  Accordingly, we may not be able to secure the significant funding which is required to maintain our operations or continue to fund current or future research and development programs at their current levels or at levels that may be required in the future.  If we cannot secure adequate financing, we may be required to reduce our operations, to delay, scale back, eliminate or terminate clinical trials for one or more of our other research and development programs, or to enter into licenses, settlements or other arrangements with third parties on terms that may be unfavorable to us to purchase, commercialize or otherwise obtain rights in our products, technologies or intellectual property.

We have incurred significant losses to date and may never be profitable.

We have incurred significant operating losses in each year since our formation in 1991 and have an accumulated deficit of $367.5 million through December 31, 2007.  Our losses have resulted principally from costs incurred in research and development of our product candidates, including clinical development of deforolimus and preclinical development of AP24534, and from general and administrative costs, including costs incurred to prosecute and protect our intellectual property, associated with our operations.  Although the collaboration with Merck is structured so that the expected milestone payments to be paid by Merck to us should largely offset our share of the costs of development of deforolimus over the first three years of the collaboration, it is likely that we will incur significant operating losses for the foreseeable future, and we expect such losses to increase as we advance AP24534 into clinical trials and begin to build a sales and marketing organization in anticipation of obtaining regulatory approval to market deforolimus in the United States, which approval may never occur.  We currently have no product revenues, limited license revenues and limited commitments for future licensing revenues, and may not be able to generate such revenues in the future.  If our losses continue and we and our existing partners or potential future partners are unable to successfully develop, commercialize, manufacture and market our product candidates and/or we are unable to enter into agreements and licenses of our intellectual property, we may never generate sufficient revenues to achieve profitability.  Even if we and our partners are able to commercialize products and we are able to enter into agreements or licenses in the future, we may never generate sufficient revenues to have profitable operations.

We have limited manufacturing experience and are dependent upon the ability of third parties, including Merck, to manufacture our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

Under our collaboration with Merck, we are responsible for providing the active pharmaceutical ingredient used in deforolimus drug product and Merck will be responsible for the formulation of the finished product.  Under our agreements with Medinol and ICON, we are responsible for providing the deforolimus to be delivered by the stents or medical devices being developed by Medinol and ICON. We have no experience in manufacturing any of our product candidates on a large scale and have contracted and expect to continue to contract with third party manufacturers, including Merck, to provide material for clinical trials and potential commercial launch, and to assist in the development and optimization of our manufacturing processes and methods.  Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current good manufacturing practices, or cGMPs, and other regulatory requirements.  If we are not able to obtain contract manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, or if our contract manufacturers fail to provide us with the quantities and quality of the products we require in a timely manner, we may not be able to conduct or complete clinical trials or commercialize our product candidates, including deforolimus.  There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization.

We have limited experience in conducting clinical trials and are dependent upon the ability of third parties, including Merck, contract research organizations, collaborative academic groups, clinical trial sites and investigators, to conduct or to assist us in conducting clinical trials for our product candidates, which raises uncertainty as to our ability to develop and commercialize our product candidates.

We have limited experience in designing, initiating, conducting and monitoring the clinical trials necessary to obtain regulatory approval of our product candidates. Our collaboration agreement with Merck provides that the development and commercialization of deforolimus, our lead product candidate, will be jointly conducted pursuant to a global development plan.  Pursuant to the global development plan, in the third quarter of 2007, we initiated the SUCCEED Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma.  Deforolimus is also in Phase lb and 2 clinical trials for certain other cancers, and we expect to start additional clinical trials of deforolimus in 2008 in multiple cancer indications.   Together with the efforts of Merck, contract research organizations, advisory boards, review committees, collaborative academic groups, clinical trial sites and investigators, we are heavily dependent on our and their ability to successfully initiate, enroll, conduct and monitor our SUCCEED Phase 3 clinical trial and other clinical trials of deforolimus, particularly outside the United States.  In particular, we are dependent upon the review, advice and/or services of several independent committees, consultants and contractors with respect to protocol design, patient enrollment, data monitoring, radiology review, pathology and drug distribution to clinical trial sites for our SUCCEED trial and other clinical trials of deforolimus. We are also dependent upon our ability and the ability of Merck and our contractors to coordinate with us and to timely and accurately collect and report to regulatory authorities worldwide the patient data generated in our SUCEED trial and other clinical trials of deforolimus.  We, Merck, and our respective contractors, collaborative academic groups, clinical trial sites or investigators may lack sufficient personnel, technology, expertise, experience or resources to effectively initiate clinical trial sites, recruit and enroll patients, conduct and monitor clinical trials, and to collect and report patient data relating to our SUCCEED trial or other clinical trials of deforolimus, either generally or in specific countries.

We also filed an IND for AP24534 in late 2007, and we expect to initiate two Phase 1 trials of AP24534 in 2008.  We do not currently have a commercial partner for the development of AP24534 and are dependent upon our ability and/or the ability of our contractors, collaborative academic groups, clinical trial sites and investigators, to successfully design, initiate, conduct and monitor clinical trials of AP24534. Failure by us or our partners, contractors, collaborative academic groups, clinical trial sites or investigators to timely and effectively initiate, conduct and monitor our clinical trials could significantly delay or materially impair our ability to complete clinical trials and/or obtain regulatory approval of deforolimus, AP24534 or our other product candidates and, consequently, could delay or materially impair our ability to generate revenues therefrom.

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

We are currently engaged in two litigations concerning the ‘516 Patent.  Together  with the academic institutions, we filed a lawsuit in June 2002 in the United States District Court for the District of Massachusetts, against Lilly, alleging infringement of certain claims of the ’516 Patent through sales of Lilly’s osteoporosis drug, Evista ®, and its septic shock drug, Xigris®.  Both a jury and a bench trial were held in this case in 2006.  We prevailed with favorable verdicts in both trials followed by entry of a final Judgment in September 20007.  Lilly then filed a notice of appeal on March 10, 2008.  We are also the defendant in a lawsuit filed by Amgen and certain affiliated entities in the U.S. District Court for the District of Delaware seeking a declaratory judgment that each of the claims contained in the ’516 Patent is invalid and that Amgen has not infringed any of the claims of the ’516 Patent based on activities related to Amgen’s products, Enbrel ® and Kineret ®.  We have filed a counterclaim against Amgen, and, for purposes of trial, we are alleging infringement of the ‘516 Patent based on activities related to Enbrel.  In addition, upon requests filed by Lilly and by a third party, the PTO is reexamining the patentability of certain claims of the ’516 Patent in reexamination proceedings that are currently pending.  See a description of the status of these matters in the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.  We cannot provide any assurance that other third parties, who may be infringing our NF-κB patents, will not seek to initiate similar, further proceedings for declaratory relief or reexamination with regard to the ’516 Patent or other NF-κB patents. As exclusive licensee of the ’516 Patent, we are obligated for the costs expended for its prosecution in the PTO, for its enforcement in the above noted litigations and otherwise.  Therefore, we will continue to expend significant capital and management resources pursuing these matters in court and in the reexamination process in the PTO, and the outcome is uncertain.

If some of the claims of the ’516 Patent are invalidated by the PTO or in the courts or found not to be infringed in these matters, we will not realize any revenues on sales of the above-named products, and could be liable under certain limited circumstances in these litigation proceedings for litigation costs and potentially attorneys’ fees.  Additionally, although we have prevailed in the jury and bench trials in the Lilly litigation, the damages awarded to us and the other Plaintiffs could be subsequently eliminated or limited by an adverse ruling upon appeal, or in the event that the claims of the ’516 Patent are invalidated at trial or on appeal in the Amgen litigation or by the PTO.  Invalidation of any of the claims of the ’516 Patent by the PTO or in the courts would have a significant adverse impact on our ability to generate revenues from our NF-κB licensing program from any potential licensee.  Moreover, significant expenditures to enforce these patent rights, particularly with respect to the pending litigation initiated by Amgen, without generating revenues or accessing additional capital or other funding, could adversely impact our ability to further our clinical programs and our research and development programs at the current levels or at levels that may be required in the future.

Because we do not own all of the outstanding stock of our subsidiary, AGTI, we will not realize all of the potential future economic benefit from products developed based on technology licensed to or owned by AGTI.

Our 80%-owned subsidiary, AGTI, holds licenses from Harvard University, Stanford University and other universities relating to the ARGENT cell-signaling regulation technology, and owns the intellectual property on mTOR inhibitors derived from the ARGENT programs, including deforolimus.  The two directors of AGTI, Harvey J. Berger, M.D., our Chief Executive Officer, and Jay R. LaMarche, our former Chief Financial Officer, are also members of our Board of Directors.  Minority stockholders of AGTI, including Harvard University, Stanford University, Dr. Berger, Mr. LaMarche, several of our scientific advisors, and several other current and former members of our management own 20% of the issued and outstanding common stock of AGTI.

We do not have a license agreement with AGTI that provides us with rights to commercialize product candidates based on the ARGENT cell-signaling regulation technology or mTOR inhibitors derived from AGTI’s programs, solely for our benefit, as opposed to the benefit of AGTI.  All of the research and development activities of AGTI, including the development of deforolimus, have been conducted by us on behalf of AGTI pursuant to a research and development agreement.  The purpose of the agreement is to allow AGTI to develop products based on its technology, and AGTI owns all improvements to its technology developed by us.  The agreement provides that, upon demand by us, AGTI will either advance funds to us or reimburse us, on a cost plus 10% basis, for all funds advanced by us associated with the cost of our research and development activities on its behalf.  However, AGTI has no independent funding or capital resources, and we have funded all research and development services on AGTI’s behalf since its inception in 1994.  As a result, we have accrued an inter-company receivable totaling approximately $129 million as of December 31, 2007.

The inter-company receivable on our books and records and the related payable on the books of AGTI are eliminated in accordance with generally accepted accounting principles in our consolidated financial statements.  We expect our inter-company receivable from AGTI to continue to increase as we seek to further advance the development of deforolimus.  In addition, we have spent approximately $6.8 million through December 31, 2007, and expect to spend significant additional amounts, on pre-launch and other commercialization-related activities for deforolimus.  The research and development agreement does not provide a mechanism for establishing a marketing plan or undertaking commercial activities on behalf of AGTI or for the reimbursement by AGTI to us of expenditures for such activities.  Other than repayment of the amounts advanced by us on a cost plus 10% fee basis, we are not entitled to receive from AGTI any rights or other remuneration under the research and development agreement, and, accordingly, our future economic benefit from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of our 80% ownership interest in AGTI.

Consequently, as the inter-company receivable has increased to fund the development of deforolimus, in order to maximize the value of ARIAD for our stockholders and to mitigate or eliminate the conflicts of interest which currently exist between ARIAD and AGTI,  the independent members of our Board of Directors (all of ARIAD’s Board members other than Dr. Berger and Mr. LaMarche) are currently engaged in evaluating a variety of strategic alternatives with respect to acquiring the 20% minority interest of AGTI that we do not own and have hired independent legal counsel and financial consultants to assist them in their evaluation.  Considerations being taken into account by the independent members of the Board in determining whether to acquire the 20% minority interest include the magnitude of our receivable from AGTI, which is expected to continue to increase, the expectation that the perceived value of the 20% minority interest of AGTI will likely increase as the clinical development of deforolimus progresses, the conflicts of interest that exist between ARIAD and AGTI, and the fact that we advance 100% of the research and development costs for deforolimus to AGTI but are only entitled to receive reimbursement of costs plus a 10% fee, together with whatever benefit may be received through our 80% ownership of AGTI.  We anticipate that in the context of valuing the 20% minority interest in AGTI for purposes of a possible acquisition of the stock of the minority shareholders, the inter-company receivable from AGTI will be taken into consideration.

If ARIAD’s independent and disinterested directors determine it to be in the best interests of ARIAD’s stockholders to commercialize these product candidates solely for ARIAD’s own benefit, ARIAD may seek to negotiate with AGTI and/or its minority stockholders to obtain a license, on terms to be determined, granting ARIAD the rights to commercialize such product candidates and technologies.  If we were to enter into such a license, the future economic benefit to ARIAD from the commercialization of such products, if any, will be diminished by any royalties or other payments paid under a future agreement with AGTI.  If ARIAD does not enter into such a license, then the future economic benefit to ARIAD from the commercialization of such products on behalf of AGTI will only be in the form of dividends or other payments received in respect of ARIAD’s 80% ownership interest in AGTI.

Alternatively, if ARIAD’s independent and disinterested directors determine it to be in the best interests of ARIAD’s stockholders, ARIAD may seek to acquire some or all of the interests of the minority stockholders in AGTI for cash, shares of ARIAD’s common stock, or other securities in a merger, exchange offer or other transaction.  If ARIAD acquires all of the interests of the minority stockholders in AGTI, then ARIAD will receive all of the future economic benefit from the commercialization of such products on its own behalf to the extent that the securities or other consideration exchanged by ARIAD in the transaction do not entitle the minority stockholders of AGTI to continue to receive payments on a contingent and/or installment basis.  If ARIAD acquires these minority interests, we anticipate that this transaction will require the incurrence of significant transaction costs, which are currently unknown, and if the consideration exchanged for these minority interests is in the form of equity of ARIAD, we anticipate that this transaction will result in dilution to ARIAD’s stockholders.  On January 13, 2004, ARIAD acquired an additional 351,909 shares of AGTI common stock, representing approximately 6% of AGTI’s outstanding common stock, for a total purchase price of approximately $8.8 million, effected through the reduction of inter-company debt, subject to adjustment in certain circumstances, in order to maintain ARIAD’s 80% interest in AGTI.  While such valuation was recommended by the Company and approved based on a good-faith determination made by the independent and disinterested members of ARIAD’s Board of Directors as of that date, the economic value of the minority stockholders’ interests is difficult to quantify in the absence of a public market.  If ARIAD acquires all of the interests of the minority stockholders in AGTI, a variety of valuation methodologies may be employed to determine the value per share of AGTI common stock.  Factors impacting this valuation would include the progress, likelihood and cost of development and commercialization of deforolimus and other product candidates and technologies, potential future income streams therefrom, availability of funding and other factors.  If ARIAD acquires the minority interests for consideration valued in excess of the value implicitly attributed to such AGTI shares by the market, which implicit value is difficult to determine, this could result in a decline in ARIAD’s stock price.  If ARIAD chooses to acquire some or all of these minority interests through a merger in which ARIAD does not solicit the consent of all of the minority stockholders of AGTI, ARIAD could become subject to litigation or an appraisal procedure, which would result in additional expense and diversion of management resources.

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

Three members of ARIAD’s management team and/or Board of Directors own approximately 5.4% of the outstanding capital stock of AGTI.  Harvey J. Berger, M.D., Chairman and Chief Executive Officer, owns 3.2%, John D. Iuliucci, Ph.D., Senior Vice President and Chief Development Officer, owns 0.6% and Jay R. LaMarche, one of ARIAD’s directors and former Chief Financial Officer, owns 1.6%.  These same individuals beneficially own an aggregate of approximately 3.1% of ARIAD’s outstanding common stock.  David L. Berstein, Esq., our former Chief Patent Counsel and current consultant to ARIAD, owns 0.3% of the outstanding capital stock of AGTI.  Dr. Stuart L. Schreiber, a Harvard professor who is one of our scientific founders, owns approximately 3.2% of the outstanding capital stock of AGTI.  Dr. David Baltimore, the former president of the California Institute of Technology and one of our consultants and scientific founders, owns approximately 0.6% of the capital stock of AGTI.  Additionally, Dr. Berger and Mr. LaMarche are the two ARIAD board members who are also the sole members of the Board of Directors of AGTI.  All of the research and development activities of AGTI, including the development of deforolimus, have been conducted by us on behalf of AGTI pursuant to a research and development agreement.  As a result, conflicts of interest exist in dealings between AGTI and ARIAD, including those relating to allocation of funds and resources between ARIAD and AGTI and the prioritization of research and development programs.  In addition, these conflicts of interest create the risk that any transaction between ARIAD and AGTI will not provide terms as favorable to ARIAD as could be achieved in an arms-length negotiation.  Moreover, even if the conflicts of interest do not influence a particular transaction between ARIAD and AGTI, because of the apparent conflicts of interest, the market may be more inclined to perceive the terms of any transaction between ARIAD and AGTI as being unfair to ARIAD.

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

We are dependent upon the ability of our medical device partners to develop, manufacture, test and market stents or other medical devices to deliver deforolimus.

We have no experience in the development of medical devices and do not intend ourselves to develop stents or other medical devices to deliver deforolimus.  Instead, we have granted two licenses (to Medinol and to ICON) and, under those license agreements, we may grant one additional license, under our rights to deforolimus to a medical device company for its use in developing and commercializing such medical devices to reduce blockage of injured vessels following stent-assisted angioplasty.

While we expect to supply deforolimus to our medical device partners and any additional partner, we will be otherwise dependent upon them to develop and commercialize stents or other medical devices to deliver deforolimus.  Such medical device partners have varying degrees of scientific, technical, medical and regulatory experience and resources to, directly or through third parties, develop, manufacture, test or market stents or other medical devices to deliver deforolimus.  Their ability to conduct clinical trials and commercialize such medical devices will be dependent on both the safety profile of their medical devices and deforolimus, as well as their ability to manufacture and supply medical devices for clinical trials and marketing purposes and our ability to manufacture and supply deforolimus, either directly or through third parties, at a competitive cost and in accordance with cGMPs and other regulatory requirements.  Although, under our collaboration with Merck, Merck is responsible for the formulation of deforolimus finished product for indications covered by the collaboration, we depend upon third-party manufacturers or collaborative partners for the production of deforolimus for clinical trials to be conducted by our medical device partners, and we intend to use third-party manufacturers to produce deforolimus on a commercial scale, if any partner receives regulatory approval.  Our reliance on third-party manufacturers and their potential inability to meet our supply commitments to one or more of our partners could adversely impact the ability of our partners to commercialize stents or other medical devices to deliver deforolimus.

We anticipate that our partners will seek to develop and commercialize stents or other medical devices to deliver deforolimus that do not infringe third-party patents.  However, there can be no assurance that the devices delivering deforolimus marketed by our partners will not be subject to third-party claims.  Furthermore, the patents issued to us or our partners covering deforolimus and/or medical devices, including stents, may be subject to challenge and may be subsequently narrowed, invalidated or circumvented.  Either such event would adversely impact the ability of one or more of our partners to market their stents or other medical devices to deliver deforolimus.

Our existing license agreements with Medinol and ICON allow either party to terminate under certain circumstances, including our partner’s reasonable business judgment that development of a medical device to deliver deforolimus is not feasible.  Accordingly, Medinol or ICON may be unable to develop a medical device to deliver deforolimus and we may also not be able to enter into any additional licensing agreements with any other medical device companies to develop such devices on terms which are acceptable to us, or at all.  Our inability to enter into such transactions, or the inability of one or more of our partners to develop or commercialize stents or other medical devices to deliver deforolimus for any reason, will adversely impact our ability to generate revenues from any licenses of deforolimus.

We may not be able to protect our intellectual property relating to our research programs, technologies and product candidates.

We and our licensors have issued patents and pending patent applications covering research methods useful in drug discovery, new chemical compounds discovered in our drug discovery programs including, among others, deforolimus, certain components, configurations and uses of our cell-signaling regulation technologies and products-in-development, methods and materials for manufacturing our products-in-development and other pharmaceutical products and methods and materials for conducting pharmaceutical research.  We have a licensing program to generate revenues from the use of our ARGENT cell-signaling regulation technologies and our NF-κB intellectual property.  Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies.  In addition, patents issued to us or our licensors may be challenged, as is the case with the PTO proceeding and the Lilly and Amgen litigations regarding the NF-κB ’516 Patent, and they may be subsequently narrowed, invalidated or circumvented.  In that event, such patents may not afford meaningful protection for our technologies or product candidates, which would materially impact our ability to develop and market our product candidates and to generate licensing revenues from our patent portfolio.  Certain technologies utilized in our research and development programs are already in the public domain.  Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our patent applications, technologies or product candidates.  Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications.  If a third party were to obtain intellectual property protection for any of the foregoing, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available or acceptable terms or at all.  Also, if a third party were to introduce a product into the market which we believe infringes our patents, we may be required to enforce our patent rights or seek to obtain an injunction or other relief, which could be time consuming or expensive.

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

Many well-known pharmaceutical, healthcare and biotechnology companies, academic and research institutions and government agencies, which have substantially greater capital, research and development capabilities and experience than us or our potential partners, are presently engaged in one or more of the following activities:

•	developing products based on cell signaling, cancer biology, and computational chemistry;

•	conducting research and development programs for the treatment of the various disease indications in which we are focused; and

•	manufacturing, promoting, marketing and selling pharmaceutical or medical device products for treatment of diseases in all of the various disease indications in which we or our current or possible future partners are focused.

Some of these entities already have competitive products on the market or product candidates in clinical trials or in more advanced preclinical studies than we do.  Many of these entities also have substantially greater research, development, manufacturing and marketing resources and experience than us.  In particular, we are aware that Wyeth and Novartis have mTOR inhibitors on the market and/or in development which are competitive with deforolimus, our lead product candidate.  Additionally, PharmaMar has a marine derived antitumoral agent currently approved for the treatment of soft tissue sarcomas in Europe.  By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage.  Competing technologies may render some or all of our programs or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.  If we are unable to successfully compete in our chosen markets, we will not become profitable.

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

Pursuant to our collaboration with Merck, we will distribute, sell and with Merck co-promote deforolimus for all cancer indications in the United States, and Merck will distribute, sell and promote deforolimus outside the United States.  We are currently establishing a commercial oncology organization, but we have no experience in marketing or selling any products.  Accordingly, we may be unable to successfully, directly or indirectly, sell deforolimus or any other product candidates that we obtain marketing approval to sell.  If we are unable to effectively sell our products, our ability to generate revenues will be materially adversely affected.  We may not be able to hire, in a timely manner, the qualified sales and marketing personnel we need, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all.  If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, may be harmed.

If we develop a product for commercial use, a subsequent product liability-related claim or recall could have an adverse effect on our business.

Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products.  Prior to obtaining regulatory approval to market our products, we or our partners are required to test such products in human clinical trials at health care institutions pursuant to agreements which indemnify such institutions in case of harm caused to patients by our products.  We may not be able to avoid significant product liability exposure resulting from use of our products.  A product liability-related claim or recall could be detrimental to our business.  In addition, except for insurance covering product use in our clinical trials, we do not currently have any product liability insurance, and we may not be able to obtain or maintain such insurance on acceptable terms, or we may not be able to obtain any insurance to provide adequate coverage against potential liabilities, including liabilities arising from our clinical trials.  Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products that we or our partners may develop.

Significant additional losses or insufficient funding may cause us to default on certain covenants of our loan documents.

At December 31, 2007, we had $3.8 million outstanding under a term loan agreement with a bank, pursuant to which we are required to maintain certain financial and non-financial covenants, including minimum cash, cash equivalents and investments of $13 million, a default of any of which would allow the bank to demand payment of its loan.  We currently have sufficient liquidity to fund payment of this loan if demand for payment were made.  In addition, under our equity financing facility with Azimuth Opportunity Ltd., we currently have $37.5 million available to us, which we can access, subject to certain terms and conditions.  However, if we are unable to raise adequate financing to fund continuing operations or otherwise to refinance our loan, we may not be able to maintain compliance with loan covenants, may be required to pay off the loan and may be required to reduce our spending on operations.

Risks Relating to Governmental Approvals

We have limited experience in conducting clinical trials, which may cause delays in commencing and completing clinical trials of our product candidates.

Clinical trials must meet FDA and foreign regulatory requirements.  We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country and no experience in conducting and managing post-approval studies of any products.  We or our collaborative partners may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase.  These problems could include the possibility that we may not be able to manufacture sufficient quantities of cGMP materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all.  Furthermore, we, our partners, the FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks as a result of adverse events occurring in our trials or if we or they find deficiencies in the clinical trial process or conduct of the investigation.  If clinical trials of any of our product candidates fail, we or our partners will not be able to market the product candidate which is the subject of the failed clinical trials.  The FDA and foreign regulatory agencies could also require additional clinical trials before or after granting of marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market after obtaining marketing approval.  Our failure, or the failure of our partners, to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent obtaining marketing approval of the product candidate and, after obtaining marketing approval, data from post-approval studies could result in the product being withdrawn from the market, either of which would likely have a material adverse effect on our business.

We may not be able to obtain government regulatory approval to market our product candidates.

To date, neither we nor our partners have submitted a marketing application for any of our product candidates to the FDA or any foreign regulatory agency, and none of our product candidates has been approved for commercialization in any country.  Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries.  We or our partners may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions.  Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.  If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is proven safe and effective, as demonstrated by clinical trials, and may not include all of the indications necessary to successfully market the product.  Even though we have obtained orphan drug designation from the FDA and EMEA for deforolimus in bone and soft-tissue sarcomas, this designation may be challenged by others or may prove to be of no practical benefit. In addition, even though we have reached agreement on a Special Protocol Assessment, or SPA, with the FDA with respect to our SUCCEED Phase 3 clinical trial of deforolimus for metastatic sarcoma, the FDA is not obligated to approve deforolimus as a result of the SPA, even if the clinical outcome of the SUCCEED trial is positive.  Therefore, we cannot provide assurance that positive results in the SUCCEED trial will be sufficient for FDA approval of deforolimus.

We will not be able to sell our product candidates if we, Merck or our third-party manufacturers fail to comply with FDA manufacturing regulations.

Under our collaboration with Merck, we are responsible for providing the active pharmaceutical ingredient used in deforolimus drug product, and Merck will be responsible for the formulation of the finished product.  Under our agreements with Medinol and ICON, we are responsible for providing the deforolimus to be delivered by the stents or other medical devices being developed by Medinol and ICON.  Before beginning to commercially manufacture any product candidates, we or Merck must either secure manufacturing in an FDA approved manufacturing facility or obtain regulatory approval of a manufacturing facility and processes.  In addition, the manufacturing of our product candidates must comply with cGMP requirements of the FDA and similar requirements of regulatory agencies in other countries.  These requirements govern, among other things, quality control and documentation procedures.  We, Merck or any third-party manufacturer of product candidates, may not be able to comply with these requirements, which would prevent us from selling such products.  Material changes to the manufacturing processes of products after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.  Post approval, such facilities are subject to continuing FDA and foreign regulatory inspections and failure to comply with cGMPs or similar regulations can result in regulatory action up to and including cessation of shipment of product.

Even if we or our partners bring products to market, we or they may be unable to effectively price the products or obtain adequate reimbursement for sales of the products, which would prevent the products from becoming profitable.

If we or our partners succeed in bringing any product candidates to the market, they may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell such products on a competitive basis.  In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement from third-party payors, such as health maintenance organizations and other private insurance plans and governmental programs such as Medicare.  Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services.  Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means.  In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing.  Similar government pricing controls exist in varying degrees in other countries.  In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products.  We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

Risks Relating to Our Common Stock

Results of our operations, general market conditions for biotechnology stocks and other factors could result in a sudden change in the value of our stock.

As a biopharmaceutical company, we have experienced significant volatility in our common stock.  In 2007, our stock price ranged from a high of $6.40 to a low of $3.84.  Factors that can contribute to such volatility may include: announcements regarding results and timing of preclinical studies and clinical trials; announcements regarding our collaborations and partnerships; any transaction or transactions to acquire or otherwise maximize the value of technology held by AGTI; evidence of the safety or efficacy of pharmaceutical products; announcements regarding product developments or regulatory approvals obtained by companies developing competing products; decisions by regulatory agencies that impact or may impact our product candidates; the results and timing of efforts by our partner or future partners to develop stents or other medical devices to deliver deforolimus; announcements of new collaborations; announcements of new equity or debt financings or of issuances under our equity financing commitment; failure to enter into collaborations; our funding requirements; announcements of technological innovations or new therapeutic products; developments relating to intellectual property rights, including licensing, litigation and governmental regulation and, in particular, our litigation with Lilly and with Amgen and reexamination proceedings in the PTO with respect to the ‘516 Patent; healthcare or cost-containment legislation; general market trends for the biotechnology industry and related high-technology industries; the impact of exchange rates for the U.S. dollar; the impact of changing interest rates and policies of the Federal Reserve; and public policy pronouncements.  These and other factors could have a significant impact on the value and volatility of our common stock in future periods.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may seek to raise the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaboration and licensing arrangements, including from our equity financing facility pursuant to which we currently have $37.5 million available subject to certain terms and conditions.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect our stockholders’ rights.  Under an existing loan agreement with a bank, we are required to maintain certain financial and non-financial covenants, including covenants limiting or restricting our ability to incur additional debt or declare dividends.  If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We have leased approximately 100,000 square feet of laboratory and office space at 26 Landsdowne Street, Cambridge, Massachusetts through July 2012, with two consecutive five-year renewal options.  We believe that our currently leased facility will be adequate for our research and development and other business activities at least through the year 2010.  We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Certain of our patents are the subject of a patent infringement lawsuit filed in June 2002 in the U.S. District Court in Massachusetts by us and others against Lilly and a lawsuit filed in April 2006 in the U.S. District Court in Delaware against us by Amgen and certain affiliated entities.  One of these patents is also the subject of reexamination proceedings in the PTO.  The status of these proceedings is described in Note 12 of the Notes to Consolidated Financial Statements found elsewhere in this Annual Report of Form 10-K and is incorporated herein by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “ARIA”.  The following table sets forth the high and low sales prices of our common stock as quoted on The NASDAQ Global Market for the periods indicated.

2007:	High	Low
First Quarter	$5.68	$4.07
Second Quarter	5.80	4.19
Third Quarter	6.40	3.84
Fourth Quarter	5.29	4.05

2006:
First Quarter	$7.15	$5.44
Second Quarter	7.78	3.99
Third Quarter	4.91	3.27
Fourth Quarter	5.72	4.13

On March 7, 2008, the last reported sale price of our common stock was $3.27.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock since December 31, 2002, with the total cumulative return of the NASDAQ Biotechnology Index and the Russell 2000® Index, each of which ARIAD is a member.  The Russell 2000 Index is a market capitalization-weighted index of stock price performance for the 2,000 smallest companies in the Russell 3000® Index.  Since the Russell 2000 Index is specifically designed to measure the stock price trends of smaller companies, we believe it is a meaningful index against which to compare our stock price performance.

The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Market on the last trading day of the year shown.  The graph lines merely connect year-end values and do not reflect fluctuations between those dates.  The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices.  We did not declare or pay any dividends during the comparison period.  The stock price performance as shown in the graph below is not necessarily indicative of future stock price performance.

	2002	2003	2004	2005	2006	2007
ARIAD Pharmaceuticals, Inc.	100.00	321.12	320.26	252.16	221.55	183.19
Nasdaq Biotechnology Index	100.00	145.75	154.68	159.06	160.69	168.05
Russell 2000 Index	100.00	145.37	170.08	175.73	205.61	199.96

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Stockholders

As of February 29, 2008, the approximate number of holders of record of our common stock was 430, and the approximate total number of beneficial holders of our common stock was 49,000.

Dividends

We have not declared or paid dividends on our common stock in the past and do not intend to declare or pay such dividends in the foreseeable future.  Our long-term debt agreement prohibits the payment of cash dividends.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

    ITEM 6: SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years then ended have been derived from the audited consolidated financial statements of the Company, of which the financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such financial statements.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein.

	Years Ended December 31,
In thousands, except share and per share data	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data: License and collaboration revenue	$3,583	$896	$1,217	$742	$660
Operating expenses: Research and development	39,565	43,312	45,916	27,711	14,889
General and administrative	24,712	21,251	12,261	9,442	5,547
Operating expenses	64,277	64,563	58,177	37,153	20,436
Loss from operations	(60,694)	(63,667)	(56,960)	(36,411)	(19,776)
Other income (expense):
Interest income	2,509	2,222	1,900	1,110	353
Interest expense	(337)	(483)	(422)	(272)	(303)
Other income (expense), net	2,172	1,739	1,478	838	50
Net loss	$(58,522)	$(61,928)	$(55,482)	$(35,573)	$(19,726)

Net loss per share	$(0.86)	$(0.99)	$(0.99)	$(0.69)	$(0.51)
Weighted average number of shares of common stock outstanding	68,215,803	62,679,807	56,283,948	51,294,160	39,036,073

	As of December 31,
In thousands	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$85,198	$39,804	$81,516	$75,506	$66,740
Working capital	64,591	25,859	65,971	68,874	61,587
Total assets	101,105	51,043	96,174	87,189	74,284
Long-term debt	0	3,815	5,735	7,655	6,575
Accumulated deficit	(367,549)	(309,026)	(247,098)	(191,616)	(156,043)
Stockholders’ equity (deficit)	(7,900)	30,262	71,378	67,440	59,326

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

Our lead cancer product candidate, deforolimus, previously known as AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers.  We initiated patient enrollment in our initial Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We discovered deforolimus in a research and development program conducted by us on behalf of ARIAD Gene Therapeutics, Inc., or AGTI, our 80%-owned subsidiary.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize deforolimus for use in cancer.

Our collaboration with Merck for the global development and commercialization of deforolimus anticipates that we together with Merck will conduct a broad-based development program in multiple indications.  The collaboration agreement provides that each party will fund 50% of global development costs, except for certain specific costs to be funded 100% by Merck.  The collaboration agreement establishes responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007; up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications, of which $13.5 million was paid to us in the fourth quarter of 2007 upon commencement of our Phase 3 clinical trial; and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The up-front payment and milestone payments, when earned and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the profit from sales of deforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of deforolimus outside the United States.

Our second product candidate, AP24534, is anticipated to enter clinical development in 2008.  We filed an Investigational New Drug application, or IND, for this product candidate with the U.S. Food and Drug Administration, or FDA, in late 2007 and expect to commence Phase 1 clinical trials in 2008 in patients with hematologic cancers as well as solid tumors.

In addition to our lead development programs, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer.  We also have an exclusive license to a family of patents, three in the United States and one in Europe, including a pioneering U.S. patent, covering methods of treating human disease by regulating NF-κB cell-signaling activity.  Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999.  Except for the gain on the sale of our 50% interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  As a result of our collaboration with Merck for the development and commercialization of deforolimus, we expect that our license revenue will increase in future years.  However, we expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, pre-commercial activities, personnel and our intellectual property.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

As of December 31, 2007, we had an accumulated deficit of $367.5 million and cash, cash equivalents and marketable securities of $85.2 million and working capital of $64.6 million.  Since July 2007, pursuant to the terms of our collaboration agreement with Merck, we have been sharing with Merck ongoing global development costs for deforolimus on a 50/50 basis except that Merck is funding 100% of the cost of development that is specific to development or commercialization of deforolimus outside the United States.  Under the collaboration agreement, Merck is also required to pay us up to $452 million in milestone payments based on successful development of deforolimus in multiple cancer indications.

General

Our operating losses are primarily due to the costs associated with our pharmaceutical product development programs, personnel and intellectual property protection and enforcement.  As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support.  We also incur costs related to planning for potential regulatory approval and commercial launch of products, including market research and assessment.  These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors.  Costs associated with our intellectual property include legal fees and other costs to prosecute, maintain, protect and enforce our intellectual property, which can fluctuate from quarter to quarter depending on the status of patent issues being pursued.

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

For the year ended December 31, 2007, we reported license and collaboration revenue of $3.6 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of deforolimus, as of December 31, 2007, we have received an up-front payment of $75 million and a milestone payment of $13.5 million related to the start of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At December 31, 2007, we reported $3.9 million of intangible assets consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in the estimated useful lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  For example, during 2007 and 2006, we wrote off $36,000 and $174,000, respectively, of unamortized costs related to intangible assets which we are not actively pursuing any longer.  We have concluded that the carrying value of our remaining intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of December 31, 2007 of intangible assets related to our NF-κB technology is $403,000.  If the patentability of our NF-κB patents is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis to reflect fair value based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the market prices of the underlying mutual funds were 10% higher at December 31, 2007, we would have recognized an additional $110,000 in compensation expense in 2007.

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate, and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility or the expected life of stock options granted during the year ended December 31, 2007 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $761,000, $452,000, or $289,000, respectively.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue

We recognized license and collaboration revenue of $3.6 million for the year ended December 31, 2007 compared to $896,000 for the year ended December 31, 2006.  The increase in license and collaboration revenue was due primarily to the revenue recognized from the Merck collaboration, based on the non-refundable up-front and milestone payments, totaling $88.5 million, paid by Merck in the third and fourth quarters of 2007, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $3.7 million, or 9%, to $39.6 million in 2007, compared to $43.3 million in 2006.  The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries.  This process typically takes years to complete and requires the expenditure of substantial resources.  Current requirements include:

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

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses.  Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture product candidates, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies.  These costs are accumulated and tracked by product candidate.  All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to lease, operate and maintain our facility, equipment and overhead and similar costs of our research and development efforts.  These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.  These costs have not been tracked by product candidate because the number of product candidates and projects in R&D may vary from time to time and because we utilize internal resources across multiple projects at the same time.

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

Our R&D expenses for 2007 as compared to 2006 were as follows:
	Year ended December 31,		Increase /
In thousands	2007	2006	(decrease)
Direct external expenses:
Clinical programs	$9,553	$15,584	$(6,031)
Preclinical programs	3,881	843	3,038
All other R&D expenses	26,131	26,885	(754)
	$39,565	$43,312	$(3,747)

Deforolimus, our lead product candidate for which we have initiated our first Phase 3 clinical trial, was our only clinical program in 2007 and 2006.  Commencing in the third quarter of 2007, the direct external expenses for deforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for deforolimus decreased by $6.0 million in 2007 as compared to 2006 due primarily to the impact of Merck’s share of such expenses in 2007 of $4.6 million, plus lower clinical trial and manufacturing costs related to a lower number of patients in trials in 2007 as compared to 2006.  Through December 31, 2007, we have incurred a total of approximately $70.1 million in direct external expenses for deforolimus from the date it became a clinical program, net of Merck’s share of such expenses.  We expect that our direct external costs for deforolimus, net of Merck’s share of such costs, will increase in 2008 as we accelerate enrollment in our initial Phase 3 clinical trial for this product candidate, initiate additional clinical trials in other cancer indications and expand other clinical and non-clinical development activities with Merck.

Our preclinical programs are focused on the development of additional novel, small molecule, molecularly targeted therapies including kinase inhibitors targeting cancer-related processes such as cell survival, metastasis and angiogenesis.  Our preclinical programs include our second product candidate, AP24534, for which we filed an IND in late 2007.  As such, AP24534 will be included in our clinical programs starting in 2008.  Direct external expenses on preclinical programs will increase or decrease over time depending on the status and number of programs in this stage of development and the mix between external and internal efforts applied to such programs.  Direct external expenses for preclinical programs increased by $3.0 million in 2007 as compared to 2006 due primarily to the cost of certain toxicology studies and contract manufacturing we conducted for AP24534 in 2007 in support of the filing of the IND for this product candidate in the fourth quarter of 2007.  We expect that our direct external expenses for AP24534 will increase in 2008, as we commence Phase 1 clinical trials for this product candidate.  We expect that direct external expenses for preclinical programs will decrease in 2008, reflecting the transfer of AP24534 from preclinical programs to clinical programs.

All other R&D expenses decreased by $754,000 in 2007 as compared to 2006 due to the impact of Merck’s allocated share of such expenses of $1.7 million, and a decrease in depreciation and amortization expenses of $2.2 million reflecting an increase in the useful life of leasehold improvements upon the extension of the term of the lease of our laboratory and office facility.  These favorable variances were partially offset by an increase in personnel expenses of $1.3 million, primarily related to stock-based compensation expense of $797,000 resulting from grants of stock options in 2007 and an increase in the number of personnel and related expenses of $515,000, an increase in overhead expenses of $1.2 million due to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007 and increases in other miscellaneous expenses, including maintenance and travel.  We expect that all other R&D expenses will increase in 2008 in support of expanding development activities for our two lead product candidates.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described in the section entitled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million, or 16%, from $21.3 million in 2006 to $24.7 million in 2007.  Professional fees increased by $3.3 million to $16.8 million in 2007 as compared to $13.5 million in 2006 due primarily to costs related to corporate and business development initiatives and to our patent infringement litigations against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen, respectively.  Personnel and related costs increased by $1.1 million due to an increase in the number of personnel and salary adjustments ($365,000) and stock-based compensation expense ($633,000) resulting from grants of stock options in 2007.  These increases were partially offset by decreases in miscellaneous expenses, including taxes and travel.  We expect that our general and administrative expenses will increase in 2008 reflecting an increase in commercial planning activities and required support of our research and development programs.

We expect that our operating expenses in total, net of Merck’s share of development costs of deforolimus, will increase in 2008 for the reasons described above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any increase in operating expenses will depend on, among other things,  the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, product manufacturing and initiation of clinical trials related to AP24534, developments in our patent infringement litigation and the availability of additional funding through the capital markets, our equity financing facility with Azimuth Opportunity Ltd., collaborations, licensing joint ventures or other sources.

Interest Income / Expense

Interest income increased by 13% to $2.5 million in 2007 from $2.2 million in 2006, due to a higher average balance of funds invested in 2007, offset in part by lower interest yields from our cash equivalents and marketable securities in 2007.

Interest expense decreased by 30% to $337,000 in 2007 from $483,000 in 2006, as a result of lower interest rates and lower average loan balances in 2007.

Operating Results

We reported a loss from operations of $60.7 million in 2007 compared to a loss from operations of $63.7 million in 2005, a decrease in loss of $3.0 million, or 5%.  Such decrease was due primarily to the net effect of changes in R&D expenses and general and administrative expenses noted above and the increase in license and collaboration revenue of $2.7 million as a result of the Merck collaboration.  We expect that our loss from operations in 2008 will increase as compared to 2007 due to the various factors described under “Revenue” and “Operating Expenses” above.  Losses may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

We reported a net loss of $58.5 million in 2007 compared to a net loss of $61.9 million in 2006, a decrease in net loss of $3.4 million or 5%, and a net loss per share of $0.86 and $0.99, in 2007 and 2006, respectively.

Years Ended December 31, 2006 and 2005

Revenue

We recognized license and collaboration revenue of $896,000 for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005.  The decrease in license and collaboration revenue was due primarily to the impact of the expected timing of receipt of future milestone payments pursuant to our agreement with Medinol, Ltd. in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

R&D expenses decreased by $2.6 million, or 6%, to $43.3 million in 2006, compared to $45.9 million in 2005.  Our R&D expenses for 2006 as compared to 2005 were as follows:

	Year ended December 31,		Increase /
In thousands	2006	2005	(decrease)
Direct external expenses:
Clinical programs	$15,584	$26,311	$(10,727)
Preclinical programs	843	1,142	(299)
All other R&D expenses	26,885	18,463	8,422
	$43,312	$45,916	$(2,604)

Direct external expenses for deforolimus, our only clinical program in 2006 and 2005, decreased by $10.7 million in 2006 as compared to 2005 due primarily to decreases in clinical trial costs ($5.4 million) and manufacturing-related costs ($4.1 million).  The decrease in clinical trial costs is directly related to the decrease in the number of patients on trial during the period driven by successful conclusion in 2005 and 2006 of enrollment in several clinical trials.  Manufacturing costs for deforolimus decreased in 2006 as compared to 2005 due to the completion in 2005 of certain product and process development studies and the timing of production runs of deforolimus.

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

Interest Income / Expense

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

Selected Quarterly Financial Data

Summarized unaudited quarterly financial data are as follows:

	2007
In thousands, except per share amounts	First	Second	Third	Fourth

Total license and collaboration revenue	$190	$189	$1,602	$1,602
Net loss	(14,951)	(17,005)	(10,850)	(15,716)
Net loss per share	(0.23)	(0.25)	(0.16)	(0.23)

	2006
In thousands, except per share amounts	First	Second	Third	Fourth

Total license and collaboration revenue	$229	$229	$229	$209
Net loss	(15,358)	(16,996)	(15,220)	(14,354)
Net loss per share	(0.25)	(0.27)	(0.25)	(0.22)

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our collaboration with Merck for the development and commercialization of deforolimus provides for additional funding in the form of up-front and potential milestone payments, as well as the sharing of development costs for deforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

During the years ended December 31, 2007, 2006 and 2005, our sources of funds were as follows:

In thousands	2007	2006	2005
Up-front payment from Merck, included in cash provided by operating activities	$75,000
Maturities of marketable securities, net of purchases	(8,460)	$49,642	$1,756
Sales/issuances of common stock:
In common stock offerings	12,300	14,271	57,860
Pursuant to stock option and employee stock purchase plans	2,071	1,955	970
	$80,911	$65,868	$60,586

Our up-front payment from Merck of $75 million was received pursuant to our collaboration agreement for the development and commercialization of deforolimus.  This up-front payment is included in cash provided by operating activities in our consolidated statement of cash flows for the year ended December 31, 2007 but is presented separately in this analysis due to the non-recurring nature of this payment.  The agreement also provides for, among other things, the payment by Merck of up to $452 million in development and regulatory milestones during the remaining development of deforolimus, including a $13.5 million milestone payment which was received in the fourth quarter of 2007, related to the start of our Phase 3 clinical trial in patients with metastatic sarcomas, and up to $200 million based on the achievement of specified product sales thresholds.  Milestone payments, including the $13.5 million payment referred to above, are reflected as a reduction of cash used in operating activities in "Uses of Funds" later in this analysis.

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the years ended December 31, 2007, 2006 and 2005, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

In thousands	2007	2006	2005
Proceeds from maturities of marketable securities	$59,197	$92,561	$60,644
Purchases of marketable securities	(67,657)	(42,919)	(58,888)
	$(8,460)	$49,642	$1,756

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.  In 2005, 2006 and 2007, we completed sales of our common stock for net proceeds of $57.9 million, $14.3 million and $12.3 million, respectively.  The following table details our common stock offerings in 2005, 2006 and 2007:

	Number of Shares	Price Per Share	Net Cash Proceeds
			In thousands
August, 2005	8,625,000	$7.20	$57,860

October, 2006	3,112,945	$4.65	$14,271

March, 2007	3,072,393	$4.07	$12,300

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On December 19, 2003, we filed a shelf registration statement with the SEC for the issuance of up to 7,000,000 shares of our common stock, which was declared effective on January 9, 2004.  On February 18, 2005, we filed another shelf registration statement with the SEC which was amended on March 11, 2005 for the issuance of up to 9,500,000 shares of our common stock.  This filing was declared effective on March 14, 2005.  As of December 31, 2006, after selling shares in the 2005 and 2006 offerings mentioned above, we had used all of the shares available for issuance under these shelf registrations.

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

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd, or Azimuth, under which we may offer and sell, and Azimuth is committed to purchase, subject to the terms set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement.  These shares will be registered under the shelf registration statement we filed on January 30, 2007.  The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%, with a minimum purchase price of $3.00 per share below which Azimuth is not required to purchase shares of our common stock.  The agreement expires in August 2008.  Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners, an Institutional Division of Financial West Group, a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

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

At December 31, 2007, the balance outstanding on our term loan agreement was $3.8 million.  The loan is payable in monthly installments of $160,000 plus interest with a final payment of $3.5 million due in March 2008.  The terms of the loan require us to maintain at least $13.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  Our uses of cash during the years ended December 31, 2007, 2006 and 2005 were as follows:

In thousands	2007	2006	2005
Net cash (provided by) used in operating activities	$(33,988)	$56,038	$44,556
Less up-front payment from Merck	75,000	---	---
Adjusted net cash used in operating activities	41,012	56,038	44,556
Repayment of long-term borrowings	1,920	1,920	1,920
Investment in intangible assets	497	568	675
Investment in property and equipment	1,346	1,067	6,538
	$44,775	$59,593	$53,689

Net cash (provided by) used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. Adjusted net cash used in operating activities excludes the favorable impact of the up-front payment from Merck of $75.0 million in the third quarter of 2007 pursuant to our collaboration agreement.  As noted above, our net loss increased in 2006, due primarily to the increased costs of advancing our product candidates through preclinical and clinical phases of development, expansion of business and commercial development initiatives and patent litigation, and decreased in 2007, due primarily to the favorable impacts of the Merck collaboration.  Our adjusted net cash used in operating activities as presented above varied from year to year for the same reasons, including the favorable impact of the $13.5 million milestone payment received from Merck in the fourth quarter of 2007.  Also, as noted above, we expect that our net loss will increase in 2008 due to expansion of our product development activities.  We expect that our net cash used in operating activities, excluding the up-front payment from Merck, will increase in 2008 due to expansion of our product development activities but that such increase will be largely offset by milestone payments expected to be received from Merck in 2008.  We expect that our investment in intangible assets, consisting of our intellectual property, will increase in 2008 in support of our product development activities.  We expect that our investment in property and equipment will increase in 2008 to provide appropriate equipment and infrastructure in support of our research and development activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2007, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt agreement.  These contractual obligations were comprised of the following as of December 31, 2007:

In thousands	Payments Due By Period
	Total	In 2008	2009 through 2011		2012 through 2013		After 2013
Long-term debt	$3,815	$3,815	$	---	$	---	$	---
Operating leases	9,714	2,119		6,358		1,237		---
Employment agreements	12,316	4,432		7,884		---		---
Other long-term obligations	5,355	969		2,978		1,013		395
	$31,200	$11,335		$17,220		$2,250		$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 7.17%, our average interest rate on our debt at December 31, 2007, over the remaining term of the debt, our interest expense would total approximately $69,000 in 2008.

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

Liquidity

At December 31, 2007, we had cash, cash equivalents and marketable securities totaling $85.2 million and working capital of $64.6 million, compared to cash, cash equivalents and marketable securities totaling $39.8 million and working capital of $25.9 million at December 31, 2006.  The increase in cash, cash equivalents, and marketable securities and working capital is primarily attributable to the non-refundable up-front and milestone payments of $88.5 million we received in 2007 under the collaboration agreement with Merck for the development and commercialization of deforolimus, offset in part by operating losses and changes in working capital requirements.

Taking into account the impact of the Merck collaboration, we believe that our cash, cash equivalents and marketable securities on hand at December 31, 2007 should be sufficient to satisfy our capital and operating requirements for more than twelve months.  There are numerous factors that are likely to affect our spending levels, including the planned expansion of clinical trials and other development activities for deforolimus in collaboration with Merck, the planned initiation of clinical trials for AP24534, the progress of our preclinical and discovery programs, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB litigation, among other factors.  These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.  In any event, we may require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit or to Azimuth under the equity financing facility, (2) enter into a new long-term debt or other credit agreement, (3) enter into partnerships for our product candidates, and/or (4) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property portfolios.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We expect that the adoption of SFAS No. 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with the option to measure specified financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We expect that the adoption of SFAS No. 159 will not have a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the services are performed.  EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007.  We expect that the adoption of this EITF will not have a material impact on our financial statements.

In December 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF No. 07-1 provides guidance on the determination of a collaborative arrangement, reporting of costs incurred and revenue generated on sales to third parties in the statement of operations, and classification of payments made between participants in a collaborative arrangement in the statement of operations.  EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008.  We expect that the adoption of this EITF will not have a material impact on our financial statements.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at December 31, 2007, because our available funds were invested solely in cash equivalents and short-term marketable securities with maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation plan which provides participants with deferred compensation based on the value of certain designated mutual funds.  The fair value of our obligations under this program is reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of December 31, 2007, we would have incurred approximately $110,000 of additional compensation expense for the year ended December 31, 2007.

At December 31, 2007, we had $3.8 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR +2%.  This note is sensitive to changes in interest rates.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (71.7 basis points at December 31, 2007), we would incur approximately $7,000 of additional interest expense in 2008.

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

Such statements in connection with any discussion of future operating or financial performance are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning.  Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.  These risks include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on our strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, the potential acquisition of or other strategic transaction regarding the minority stockholders' interests in AGTI, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates and competition, and other factors.  Please also see the discussion under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for more details regarding these and other risks.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.
Cambridge, Massachusetts

We have audited the internal control over financial reporting of ARIAD Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 14, 2008

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ARIAD Pharmaceuticals, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of ARIAD Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARIAD Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion on  the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 14, 2008

 ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and per share data	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$67,864	$31,728
Marketable securities (Note 3)	17,334	8,076
Inventory and other current assets	2,374	1,839
Amounts due under collaboration agreement (Note 2)	4,588	---
Total current assets	92,160	41,643
Property and equipment:
Leasehold improvements	18,400	18,126
Equipment and furniture	11,749	10,677
Total	30,149	28,803
Less accumulated depreciation and amortization	(25,134)	(23,721)
Property and equipment, net	5,015	5,082
Intangible and other assets, net (Note 4)	3,930	4,318
Total assets	$101,105	$51,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,049	$4,003
Current portion of long-term debt (Note 5)	3,815	1,920
Accrued compensation and benefits	523	428
Accrued product development expenses	7,287	6,612
Other accrued expenses	4,331	1,841
Current portion of deferred executive compensation (Note 6)	745	528
Current portion of deferred revenue (Note 2)	5,819	452
Total current liabilities	27,569	15,784
Long-term debt (Note 5)	---	3,815
Deferred revenue (Note 2)	80,026	2
Deferred executive compensation (Note 6)	1,410	1,180
Commitments, contingent liabilities and minority interest (Notes 1, 7, 8, 12)
Stockholders’ equity (deficit) (Notes 8, 9 and 10):
Preferred stock, authorized, 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value, authorized, 145,000,000 shares, issued and outstanding, 69,241,490 shares in 2007, 65,391,347 shares in 2006	69	65
Additional paid-in capital	359,576	339,220
Accumulated other comprehensive income	3	3
Accumulated deficit	(367,548)	(309,026)
Total stockholders’ equity (deficit)	(7,900)	30,262
Total liabilities and stockholders’ equity (deficit)	$101,105	$51,043

 See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except share and per share data	2007	2006	2005

License and collaboration revenue (Note 2)	$3,583	$896	$1,217
Operating expenses:
Research and development	39,565	43,312	45,916
General and administrative	24,712	21,251	12,261
Operating expenses	64,277	64,563	58,177
Loss from operations	(60,694)	(63,667)	(56,960)
Other income (expense):
Interest income	2,509	2,222	1,900
Interest expense	(337)	(483)	(422)
Other income, net	2,172	1,739	1,478
Net loss	$(58,522)	$(61,928)	$(55,482)

Net loss per share	$(0.86)	$(0.99)	$(0.99)

Weighted average number of shares of common stock outstanding	68,215,803	62,679,807	56,283,948

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2006 and 2007

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Shareholders' Equity
In thousands, except share data	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2005	52,688,673	$53	$259,122	$(58)	$(61)	$(191,616)	$67,440
Issuance of common stock, net of issuance costs	8,625,000	9	57,851				57,860
Issuance of shares pursuant to ARIAD stock plans	384,456		1,512				1,512
Stock-based compensation to consultants			213	(213)
Amortization of stock-based compensation			(14)	25			11
Comprehensive loss:
Net loss						(55,482)	(55,482)
Other comprehensive income (loss):
Net unrealized gains on marketable securities					37		37
Comprehensive loss							(55,445)
Balance, December 31, 2005	61,698,129	62	318,684	(246)	(24)	(247,098)	71,378

Issuance of common stock, net of issuance costs	3,112,945	3	14,268				14,271
Issuance of shares pursuant to ARIAD stock plans	580,273		1,955				1,955
Stock-based compensation			4,559				4,559
Elimination of deferred compensation			(246)	246
Comprehensive loss:
Net loss						(61,928)	(61,928)
Other comprehensive income (loss):
Net unrealized gains on marketable securities					27		27
Comprehensive loss							(61,901)
Balance, December 31, 2006	65,391,347	65	339,220	0	3	(309,026)	30,262

Issuance of common stock, net of issuance costs	3,072,393	3	12,297				12,300
Issuance of shares pursuant to ARIAD stock plans	777,750	1	2,070				2,071
Stock-based compensation			5,989				5,989
Comprehensive loss:
Net loss						(58,522)	(58,522)
Balance, December 31, 2007	69,241,490	$69	$359,576	$0	$3	$(367,548)	$(7,900)

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2007	2006	2005
Cash flows from operating activities:
Net loss	$(58,522)	$(61,928)	$(55,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,307	4,634	2,803
Accretion of discount on marketable securities	(798)	(1,628)	(833)
Stock-based compensation	5,989	4,559	554
Deferred executive compensation expense	955	888	374
Increase (decrease) from:
Inventory and other current assets	(535)	386	(260)
Amounts due under collaboration agreement	(4,588)
Other assets	(9)	34	6
Accounts payable	1,046	42	1,832
Accrued compensation and benefits	95	(69)	187
Accrued product development expenses	675	(1,832)	5,510
Other accrued expenses	2,490	(256)	1,506
Deferred revenue	85,391	(421)	(242)
Deferred executive compensation paid	(508)	(447)	(511)
Net cash provided by (used in) operating activities	33,988	(56,038)	(44,556)
Cash flows from investing activities:
Acquisitions of marketable securities	(67,657)	(42,919)	(58,888)
Proceeds from maturities of marketable securities	59,197	92,561	60,644
Investment in property and equipment	(1,346)	(1,067)	(6,538)
Investment in intangible assets	(497)	(568)	(675)
Net cash provided by (used in) investing activities	(10,303)	48,007	(5,457)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(1,920)	(1,920)	(1,920)
Proceeds from issuance of common stock, net of issuance costs	12,300	14,271	57,860
Proceeds from issuance of common stock pursuant to stock option and purchase plans	2,071	1,955	970
Net cash provided by financing activities	12,451	14,306	56,910
Net increase in cash and cash equivalents	36,136	6,275	6,897
Cash and cash equivalents, beginning of year	31,728	25,453	18,556
Cash and cash equivalents, end of year	$67,864	$31,728	$25,453

Interest paid, net of amounts capitalized	$379	$517	$333

See notes to consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the discovery and development of breakthrough medicines to treat cancers by regulating cell signaling with small molecules.  The Company’s goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers, as well as the spread of primary tumors to distant sites.  The Company’s lead cancer product candidate, deforolimus, previously known as AP23573, has been or is being studied in multiple clinical trials in patients with various types of cancers, including sarcomas, hormone refractory prostate cancer, endometrial cancer, brain cancer and leukemias and lymphomas.  The Company entered into a global collaboration in July 2007 with Merck & Co., Inc. to jointly develop and commercialize deforolimus for use in cancer.  The Company also has partnerships with two medical device companies to develop and commercialize stents to deliver deforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty.  The Company’s second product candidate, AP24534, has completed preclinical testing and is expected to enter clinical trials in patients with hematologic cancers and solid tumors.

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

At December 31, 2007, the Company has cash, cash equivalents and marketable securities totaling $85.2 million.  The Company believes that its cash, cash equivalents and marketable securities are sufficient to fund its anticipated spending through at least the next twelve months.

Principles of Consolidation

The consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc., its wholly-owned subsidiaries, ARIAD Corporation, ARIAD Pharma S.A. and ARIAD Pharma Ltd., and its 80%-owned subsidiary ARIAD Gene Therapeutics, Inc. (“AGTI”) (Note 8).  The Company’s research and development relating to product candidates based on its ARGENT cell-signaling regulation technology and its small molecule mTOR inhibitors derived from the ARGENT programs are conducted by the Company on behalf of AGTI.  Intercompany accounts and transactions have been eliminated in consolidation.  AGTI is a research and development company and its accumulated deficit exceeds its total paid-in capital at December 31, 2007.  Because the Company funds all losses of AGTI and the minority interest holders of AGTI common stock are not obligated to fund such losses, no minority interest income/gain or asset is recorded in the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  Marketable securities are recorded in the consolidated financial statements at aggregate fair value (Note 3).  The carrying amount of the Company’s bank term note of $3.8 million at December 31, 2007 approximates fair value due to its variable interest rate (Note 5).  The Company’s obligation under its executive compensation plans (Note 6) is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated current fair value.

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

Inventory

Inventory consists of bulk pharmaceutical material to be used for multiple development programs.  Inventories are carried at cost using the first-in, first-out method and are charged to research and development expense when consumed.  The carrying value of inventory amounted to $1.3 million and $1.2 million at December 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (3 to 10 years).  Leasehold improvements are amortized over the shorter of their useful lives or lease term using the straight-line method.

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

Revenue Recognition

The Company generates revenue from license and collaboration agreements with third parties related to use of the Company’s technology and/or development and commercialization of product candidates.  Such agreements may provide for payment to the Company of up-front payments, periodic license payments, milestone payments and royalties.

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

Up-front and annual license fees associated with collaboration and license agreements are recorded as deferred revenue upon receipt and recognized as revenue on a systematic basis over the period of time they are earned in accordance with the terms of the agreements.  Milestone payments are also recognized as revenue on a systematic basis over the remaining performance period of the agreements, commencing when the milestone has been achieved or is probable of achievement.  Royalty payments are recognized as revenue based on contract terms and reported sales of licensed products, when reported sales are reliably measurable and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income.  A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts (Note 11).

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes.  FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities.  FIN 48 also requires explicit disclosure requirements about a company’s uncertainties related to its income tax positions, including a detailed roll-forward of tax benefits taken that do not quality for financial statement recognition.  Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Segment Reporting

The Company organizes itself into one segment reporting to the chief executive officer.  No revenues from product sales or services occurred in 2007, 2006 or 2005.

Stock-Based Compensation

The Company accounts for stock options and other share-based payments in accordance with SFAS No. 123R, Share-Based Payment, which the Company adopted effective January 1, 2006.  SFAS No. 123R requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements, effective as of the first annual reporting period that began after June 15, 2005.  This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date.

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

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method to measure compensation expense associated with grants of stock options to employees.  Since options are granted to employees with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, there was no expense included in the statement of operations for the year ended December 31, 2005 related to employee stock options.

Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during each year.  Diluted earnings per common share reflect the effect of the Company’s outstanding options using the treasury stock method, except where such items would be anti-dilutive.  In years in which a net loss is reported, basic and diluted per share amounts are the same.  In 2007, 2006 and 2005, options amounting to 7,568,044, 6,571,341 and 6,826,644 shares of common stock, respectively, were not included in the computation of dilutive earnings per share, because the effect would be anti-dilutive.  There were no warrants or convertible securities outstanding at December 31, 2007, 2006 or 2005.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 5, 2007 and interim periods within those fiscal years.  The Company expects that the adoption of SFAS No. 157 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with the option to measure specified financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company expects that the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the services are performed.  EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007.  The Company expects that the adoption of this EITF will not have a material impact on its financial statements.

In December 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF No. 07-1 provides guidance on the determination of a collaborative arrangement, reporting of costs incurred and revenue generated on sales to third parties in the statement of operations, and classification of payments made between participants in a collaborative arrangement in the statement of operations.  EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company expects that the adoption of this EITF will not have a material impact on its financial statements.

2.	Collaboration Agreement with Merck & Co., Inc.

On July 11, 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, previously known as AP23573, the Company’s lead product candidate (the “Product”), for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in which clinical trials and biomarker studies will be conducted concurrently in multiple cancer indications, pursuant to a global development plan agreed upon by the Company and Merck.  Each party will fund 50% of the global development costs, except that Merck will fund 100% of any cost of development that is specific to development or commercialization of the Product outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company will be responsible for supplying the active pharmaceutical ingredient used in the Product and Merck will be responsible for the formulation of the finished Product, all under a separate supply agreement to be negotiated by the parties.

The Collaboration Agreement provides that, in the United States, the Company and Merck will co-promote the Product, the Company will distribute and sell the Product for all cancer indications and record all sales, and each party will receive 50% of the profit from such sales.  Outside the United States, Merck will distribute, sell and promote the Product and book all sales, and Merck will pay the Company tiered double-digit royalties on such sales.  Royalties are payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the Product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies active pharmaceutical ingredient to Merck under the Supply Agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments, including a $13.5 million milestone payment made in the fourth quarter of 2007,  based on the successful development of the Product in multiple cancer indications, and up to $200 million based on achievement of specified Product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

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

Under the terms of the Collaboration Agreement, the Company and Merck have established a series of joint committees which are responsible for the development and commercialization of the Product.  Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of the parties.  Each party has ultimate decision-making authority with respect to a specified limited set of issues, and for all other issues, the matter must be resolved by consensus of the parties.  Either party may choose not to appoint members to any of the joint committees and such a determination by either party has no impact on the financial or other terms of the collaboration.

The up-front and milestone payments of $88.5 million received by the Company to date have been deferred and are being recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs are recorded as such on the Company’s balance sheet.  At December 31, 2007, the Company has recorded an amount due from Merck under the collaboration agreement of $4.6 million.

3.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At December 31, 2007 and 2006, all of the Company’s marketable securities consisted of United States government agency securities.

At December 31, 2007, the aggregate fair value and amortized cost of the Company’s marketable securities were $17,334,000 and $17,331,000, respectively.  Gross unrealized gains and losses were $4,000 and $0, respectively, at December 31, 2007.

At December 31, 2006, the aggregate fair value and amortized cost of the Company’s marketable securities were $8,076,000 and $8,073,000, respectively.  Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2006.

Realized gains and losses on investment security transactions are reported on the specific-identification method.  There were no realized gains and losses on sales of marketable securities in 2007, 2006 and 2005.  Changes in market values resulted in a decrease in net unrealized losses or increase in net unrealized gains of $1,000, $27,000 and $37,000 in 2007, 2006 and 2005, respectively.

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at December 31:

In thousands	2007	2006
Capitalized patent and license costs	$10,290	$9,828
Less accumulated amortization	(6,393)	(5,534)
	3,897	4,294
Other	33	24
	$3,930	$4,318

Amortization expense for intangible assets amounted to $851,000, $750,000 and $717,000 in 2007, 2006 and 2005 respectively.  The weighted average authorization period for intangible assets was 13.8 years, 13.5 years and 13.3 years in 2007, 2006 and 2005, respectively. In addition, the Company expensed unamortized patent and license costs of $36,000, $174,000 and $43,000 in 2007, 2006 and 2005, respectively, related to patent applications or technology no longer being pursued.  The estimated future amortization expenses for capitalized patent and license costs are $405,000 for 2008, $349,000 for 2009, $280,000 for 2010, $280,000 for 2011 and $280,000 for 2012.

5.	Long-Term Debt

Long-term debt was comprised of the following at December 31:

In thousands	2007	2006
Bank term note at prime rate or LIBOR +2% (average interest rate of 7.17% at December 31, 2007)	$3,815	$5,735
Less current portion	(3,815)	(1,920)
	$0	$3,815

The Company has a term loan with a bank, secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan, as amended, is repayable in monthly installments of $160,000 plus interest with a balloon payment of $3.5 million in March 2008.  The loan, as amended, requires the Company to maintain a minimum of $13.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above loan, as amended, are $3.8 million in 2008.

6.	Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997 (the “1997 Plan”), the Company recorded an asset and a liability on the date of grant equal to the fair value of awards granted under the 1997 Plan.  The asset is amortized to expense over the vesting period and the liability is revalued and adjusted to fair value at each reporting period.  Under the Company’s 2005 Plan, the Company accrues a liability for the fair value of awards ratably over the vesting period.  The value of awards made in 2007 and 2005 under the 2005 Plan were $1,535,000 and $962,000, respectively.  There were no awards made in 2006.

Pursuant to an amendment to the 1997 Plan in 2005, the unvested balances as of December 31, 2004 of awards under the 1997 Plan were cancelled.  The value of such unvested balances was transferred to the 2005 Plan and are accounted for accordingly.  The recorded asset and liability balances attributable to the 1997 Plan were adjusted to reflect the cancellation and transfer of unvested awards.  The net expense for these plans was $955,000, $888,000 and $374,000 in 2007, 2006 and 2005, respectively.  The estimated future expenses for awards made through December 31, 2007 are $717,000, $541,000, $362,000 and $90,000 for 2008, 2009, 2010 and 2011 respectively.

7.	Leases, Licensed Technology and Other Commitments

Facility Lease

The Company conducts its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease.  The lease was amended in 2006 and provides that the current lease term extends to July 2012 with two consecutive five-year renewal options.  The Company maintains an outstanding letter of credit of $699,000 in accordance with the terms of the amended lease.  The Company subleased approximately 31,000 square feet of space to one tenant and such sublease expired in July 2007.  Rent expense, net of sublease income of $710,000, $1.3 million and $1.4 million in 2007, 2006 and 2005 respectively, amounted to $1.3 million, $636,000 and $620,000 respectively.  Future minimum annual rental payments through July 2012 are $2.1 million for 2008 through 2011 and $1.2 million in 2012.

Licensed Technology

The Company and AGTI have entered into agreements with several universities under the terms of which the Company and/or AGTI have received exclusive licenses to technology and intellectual property.  The agreements, which are generally cancelable by the Company and/or AGTI, provide for the payment of license fees and/or minimum payments, which are generally creditable against future royalties.  Fees paid by the Company on behalf of the Company and/or AGTI amounted to $145,000 in each of 2007, 2006 and 2005, and are expected to amount to approximately $145,000 annually in 2008 through 2009, $290,000 in 2010, and $145,000 thereafter.  In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreements also require the Company to fund certain costs associated with the filing and prosecution of patent applications.

Other Commitments

The Company has entered into various employment agreements with 15 officers of the Company.  The agreements provide for aggregate annual base salaries of $4.4 million for 2008, $3.9 million for 2009, $3.4 million for 2010 and $576,000 for 2011 and remaining terms of employment of up to four years.

8.	Stockholders’ Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock which the Board of Directors is authorized to designate and issue in different series.  At December 31, 2007, the Board of Directors had designated 500,000 shares as series A preferred stock for potential issuance under the Company’s stockholder rights plan and 9,500,000 shares remained undesignated.

Common Stock

On January 30, 2007, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and warrants to purchase any of such securities, either individually or in units, with a total value of up to $100 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on February 6, 2007.

On February 14, 2007, the Company entered into an agreement with Azimuth Opportunity Ltd. (“Azimuth”), under which the Company may offer and sell, at its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of the Company’s common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of its common stock as of the effective date of the agreement.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on such date, less a discount ranging from 3.5% to 5.5%, with a minimum purchase price of $3.00 per share below which Azimuth is not required to purchase shares of the Company's common stock.  Shares of common stock sold under this facility are issued from our existing shelf registration statement.  The agreement expires in August 2008.  Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale.

In March 2007, the Company sold to Azimuth 3,072,393 shares of its common stock pursuant to this agreement.  The Company received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses.  These shares were registered under the Company’s shelf registration statement filed on January 30, 2007.  Following this transaction, the Company has $37.5 million available under its equity financing facility with Azimuth.  At December 31, 2007, the Company has $87.5 million of securities remaining available for issuance under its shelf registration statement.

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

9.	Stock Plan

ARIAD Stock Option and Stock Plans

The Company’s 1991, 1994, 2001 and 2006 stock option and stock plans (the “Plans”) provide for the awarding of nonqualified and incentive stock options, stock grants and restricted stock units to officers, directors, employees and consultants of the Company.  Stock options become exercisable as specified in the related option certificate, typically over a four-year period, and expire ten years from the date of grant.  Stock grants and restricted stock units provide the recipient with ownership of common stock subject to any rights the Company may have to repurchase the shares granted or other restrictions.  The 1991 and 1994 Plans have expired according to their terms and the 2001 Plan has no shares remaining available for grant, although existing stock options granted under these Plans remain outstanding.  As of December 31, 2007, there are 2,856,025 shares available for awards under the 2006 Plan.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan.  Under this plan, substantially all of its employees may, through payroll withholdings, purchase shares of the Company’s stock at a price of 85% of the lesser of the fair market value at the beginning or end of each three-month withholding period.  In 2007, 2006 and 2005, 52,113, 37,421 and 23,137 shares of common stock were issued under the plan, respectively.

10.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the years ended December 31, as follows:

In thousands	2007	2006	2005
Compensation cost from:
Stock options	$5,254	$3,773		$5
Stock and stock units	662	737		549
Purchases of common stock at a discount	73	49		---
	$5,989	$4,559		$554
Compensation cost included in:
Research and development expenses	$3,237	$2,440	$	---
General and administrative expenses	2,752	2,119		554
	$5,989	$4,559		$554

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based awards.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for such period:

2005
In thousands, except per share amounts
Net loss as reported	$(55,482)
Effect of stock options if valued at fair value	(4,159)
Pro forma net loss	$(59,641)

Net loss per share as reported	$(0.99)
Effect of stock options if valued at fair value	(0.07)
Pro forma net loss per share	$(1.06)

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

The following table summarizes information about stock options as of and for the years ended December 31, 2007, 2006 and 2005:

In thousands, except per share amounts	2007	2006	2005
Weighted average fair value of options granted, per share	$3.24	$4.33	$5.95
Total cash received from exercises of stock options	1,872	1,791	850
Total intrinsic value of stock options exercised	1,388	1,403	742
Total fair value of stock options vested	4,742	4,320	2,088

The weighted average fair value of options granted in the years ended December 31, 2007, 2006 and 2005, reflect the following weighted-average assumptions:

	2007	2006	2005
Expected life of options granted (in years)	7.54	7.02	6.00
Expected volatility	68.03%	70.65%	101.00%
Risk-free rate	4.41%	4.68%	4.17%
Expected dividends	0%	0%	0%

The expected life assumption is based on an analysis of historical behavior of participants related to options awarded over time.  The expected volatility assumption for the year ended December 31, 2007 and 2006 is based on the implied volatility of the Company’s common stock, derived from analysis of historical traded and quoted options on the Company’s common stock over the period commensurate with the expected life of the options granted.  The expected volatility for the year ended December 31, 2005 is based on the historical volatility of the Company’s common stock.  The risk-free rate is based on the forward U.S. Treasury yield curve.  The expected dividends reflect the Company’s current and expected future policy for dividends on its common stock.

Based on the Company’s historical employee departure rates, an estimated forfeiture rate of 13.9% has been used in calculating compensation cost.  Under the provisions of SFAS No. 123R, additional expense is recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense is recorded if the actual forfeiture rate is higher than estimated.

Stock option activity under the Company’s stock plans for the year ended December 31, 2007 was as follows:
	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, December 31, 2006	6,571,341	$5.42
Granted	2,350,720	4.61
Forfeited	(722,380)	6.19
Exercised	(631,637)	2.96
Options outstanding, December 31, 2007	7,568,044	$5.30
Options exercisable, December 31, 2007	4,684,810	$5.27

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options	Options	Options Expected
	Outstanding	Exercisable	To Vest
Number of options	7,568,044	4,684,810	2,670,886
Weighted-average exercise price per share	$5.30	$5.27	$5.46
Aggregate intrinsic value (in 000’s)	$(2,107)	$2,107	$(3,223)
Weighted average remaining contractual term (in years)	6.31	4.81	8.75

Options expected to vest consist of options scheduled to vest in the future less expected forfeitures.

At December 31, 2007, total unrecognized compensation cost related to non-vested stock options outstanding amounted to $9,468,000.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Stock and stock units amounting to 134,000, 80,000 and 120,000 were granted in the years ended December 31, 2007, 2006 and 2005, respectively.  The weighted-average fair value of stock and stock unit awards granted in the years ended December 31, 2007, 2006 and 2005 was $4.94, $6.43 and $6.43, respectively.  At December 31, 2007, there was no unrecognized compensation cost related to stock and stock unit awards.

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

11.	Income Taxes

At December 31, 2007, the Company had available, for federal tax reporting purposes, net operating loss carryforwards of approximately $360.3 million, which expire commencing in 2009 and, for state tax reporting purposes, net operating loss carryforwards of approximately $217.5 million, which expire commencing in 2008.  The Company also had federal research and development credit carryovers of approximately $13.3 million, which expire commencing in 2008, and state research and development credit carryovers of $5.9 million, which expire commencing in 2008.  Both the net operating loss carryforwards and credits are subject to certain limitations under federal tax law.

The components of deferred income taxes were as follows at December 31:

In thousands	2007	2006
Deferred tax liabilities:
Intangible and other assets	$1,559	$1,718
Deferred tax assets:
Net operating loss carryforwards	135,536	115,745
Federal and State tax credit carryovers	19,488	18,086
Depreciation	4,407	4,520
Other	2,454	1,872
Total deferred tax assets	161,885	140,223
Deferred tax assets, net	160,326	138,505
Valuation allowance	(160,326)	(138,505)
Total deferred taxes	$0	$0

Since the Company has not yet achieved sustained profitable operations, management believes the tax benefits as of December 31, 2007 and 2006 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net deferred tax asset.  The increase in the valuation allowance of $21.8 million in 2007 and $24.4 million in 2006 resulted primarily from net operating loss carryforwards and tax credit carryovers from operations in those years and that were not benefited.

12.	Legal Proceedings

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology, The Whitehead Institute for Biomedical Research and Harvard University (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court“) against Eli Lilly and Company (“Lilly”) alleging infringement of four claims (the “NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”), covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s osteoporosis drug, Evista ® , and Lilly’s septic shock drug, Xigris ® , and seeking monetary damages from Lilly.

Both a jury trial and a bench trial were held in this case.  On May 4, 2006, following a trial, a jury rendered a verdict in favor of the Plaintiffs.  The jury found that the four NF-κB ‘516 Claims asserted in the lawsuit are valid and infringed by Lilly through sales of Evista and Xigris in the United States.  The jury awarded damages of $65.2 million to the Plaintiffs, plus further damages equal to 2.3% of U.S. sales of Evista and Xigris from February 28, 2006 through the year 2019, when the patent expires.  Final Judgment was entered on September 10, 2007, following a bench trial after which the U.S. District Court held that the four NF-κB ‘516 claims infringed by the jury do not encompass unpatentable subject matter and the ‘516 Patent is not unenforceable due to inequitable conduct or prosecution laches.

On September 23, 2007, Lilly filed a renewed motion for judgment as a matter of law, or, in the alternative, for a new trial.  Following a hearing on this motion in the U.S. District Court on January 16, 2008, the U.S. District Court denied Lilly’s motion for judgment as a matter of law on February 11, 2008.  Following such ruling, Lilly filed a notice of appeal on March 10, 2008 of the jury’s verdict and other rulings by the U.S. District Court with the U.S. Court of Appeals for the Federal Circuit (the “CAFC”).  If the Final Judgment is upheld by the CAFC, damages paid by Lilly will be applied first to reimburse the Company for any unreimbursed legal fees and expenses relating to the litigation.  The Company will receive 91% of the remainder, and the co-plaintiffs will receive 9%.

Amgen Litigation

The ‘516 Patent

On April 20, 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel ® and Kineret ®.  On April 13, 2007, the Company, together with the institutional patentees, filed a counterclaim against Amgen, and joining Wyeth Corp. (“Wyeth”) in the action.  The counterclaim against Amgen and Wyeth alleged infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to Amgen’s complaint, counter-claim and demand for jury trial.  Amgen and Wyeth each filed a reply to the counterclaim, asserting that the ‘516 Patent is invalid and that it is unenforceable due to alleged inequitable conduct before the U.S. Patent and Trademark Office (“PTO”).

The Company has agreed to dismiss its claims of infringement of the ‘516 Patent against Wyeth pending final resolution, including appeals or settlement (the “Final Resolution”), of the litigation against Amgen. Accordingly, a stipulated dismissal, without prejudice, was entered by the Delaware Court on December 12, 2007. If the Company prevails in its litigation against Amgen, the stipulated dismissal provides, among other things that the Company may renew its claims of infringement against Wyeth in the Delaware Court within 30 days after the Final Resolution (a "Renewed Action"). Wyeth has agreed not to contest the validity or enforceability of the ‘516 Patent or that the use of Enbrel by a patient amounts to direct infringement of the ‘516 Patent in a Renewed Action.

On January 31, 2008, the Delaware Court granted Amgen’s motion filed on December 11, 2007 requesting leave to amend and supplement Amgen’s reply and to plead additional facts in support of Amgen’s counterclaim for inequitable conduct.  On February 8, 2008, the Company filed a motion to amend and clarify that the Company’s counterclaim encompasses claims for infringement relating to Amgen’s activities in supplying Enbrel for sales in markets outside the United States and to amend its counterclaim to reflect that the Company has dismissed without prejudice its counterclaims against Wyeth, that the Company is no longer asserting counterclaims for infringement with respect to Kineret, and that the Company has withdrawn its claims against Amgen for infringement of the ‘090 and ‘374 patents.  Such amendments to the Company’s counterclaim serve to focus the claims asserted by the Company against Amgen to be tried before the jury in the 9-day trial in this case on the Company’s claim that Amgen infringes the ‘516 Patent based on activities relating to Enbrel.

An amended scheduling order for this action has been issued by the Delaware Court.  The technology tutorial was held before the Delaware Court on May 1, 2007.  All case dispositive motions shall be filed and served on or before April 18, 2008.  The claim construction hearing in this case is scheduled to be heard on or around June 19, 2008, with the pretrial conference scheduled on October 15, 2008 and trial scheduled to commence on November 3, 2008.

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

On January 31, 2008, a stipulation of dismissal was filed with the Delaware Court, pursuant to which the Company agreed, among other things, to dismiss with prejudice its claims against Amgen for infringement of the ‘374 and ‘090 patents based on activities to the date of the stipulation, subject to the right in the future to assert claims for infringement of the ‘374 and/or ‘090 Patent based on activities that post-date the stipulation.

Reexamination Proceedings in PTO

On April 4, 2005, Lilly filed a request in the PTO to reexamine the patentability of certain claims of the ‘516 Patent.  An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent.  These two requests have been granted and were merged by the PTO into a single reexamination proceeding.

The PTO issued its first office action on August 2, 2006.  In this first office action, 160 of the 203 claims of the ‘516 Patent were rejected by the PTO, including the claims asserted by the Company in the Lilly litigation and claims which are or may be asserted by the Company in the Amgen litigation.  The Company cancelled 8 of the 160 claims in its response to the first office action filed on November 9, 2006.  On July 6, 2007, the PTO issued a final office action, rejecting 141 claims of the ‘516 Patent, including the claims asserted by the Company in the Lilly and Amgen litigations.  The Company cancelled 96 of the 141 claims (none of which relate to the Lilly litigation and some of which relate to the Amgen litigation), and added 8 new claims, in its response to the final office action filed on October 22, 2007.  The Company also filed both a petition to withdraw the finality of July 6 office action on July 25, 2007 and a request for continued reexamination on October 22, 2007.

The PTO granted the Company’s petition for continued reexamination on October 26, 2007, which has the effect of withdrawing the finality of the July 6 office action.  Consequently, the PTO may issue another office action or a final office action in response to the Company’s response to the July 6 office action.

Timing and Outcome of Litigation and Reexamination Proceedings

The timing and ultimate outcome of the Lilly and Amgen litigations and the reexamination proceedings in the PTO cannot be determined at this time.  Consequently, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims asserted in the Lilly and the Amgen litigations, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited.  Although the Company has prevailed in both the jury and bench trials in the Lilly litigation, along with receiving a favorable ruling on Lilly’s post-trial renewed motion for judgment as a matter of law,  CAFC may reverse one or more of these rulings and/or remand one or more issues in the Lilly litigation for retrial in the U.S. District Court. Consequently, the damages the Company was awarded by the jury in the Lilly litigation may be eliminated or limited by adverse findings upon appeal, or in the event that the claims of the ‘516 Patent are invalidated by the PTO. There can be no assurance that the Company will ultimately prevail in its litigations against Lilly and Amgen or that the claims of the '516 Patent relevant to these actions will not be finally rejected as a result of the recrimination proceedings in the PTO.

13.	Related Party Transactions

For the Company’s August 2005 public offering of common stock, Lehman Brothers served as the sole book-running manager for which it received underwriting discounts and commissions of $2,018,250.  In addition, Lehman Brothers provided assistance to the Company in connection with its January 2005 transaction with Medinol Ltd. for the development of drug-eluting stents for which Lehman Brothers earned a fee of $200,000.  The spouse of a former member of the Company’s Board of Directors, who was on the Company’s Board at the time of these transactions, is a vice chairman of Lehman Brothers.  The Company believes the transactions with Lehman Brothers were entered into on terms no less favorable to it than the Company could have obtained from unaffiliated third parties.

In June 2007, the Company entered into an agreement with its chief executive officer and with a member of its Board of Directors in their individual capacities as shareholders of AGTI. The agreement contains provisions regarding (i) confidentiality of material non-public information provided to them and their advisors in the course of evaluation of any potential transaction to acquire the 20% interest in AGTI that the Company does not currently own, (ii) reimbursement by the Company of certain reasonable expenses incurred by them to retain financial advisors and legal counsel to advise them in connection with any potential transaction, (iii) indemnification of them by the Company for claims arising out of or relating to any potential transaction and (iv) the maintenance by the Company of liability insurance for their benefit.  For the year ended December 31, 2007, the Company has reimbursed $290,000 in expenses pursuant to this agreement.

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

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors,” “Executive Officers,“ “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Code of Conduct and Ethics” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Board of Directors” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2:  Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 14th of March, 2008.

ARIAD PHARMACEUTICALS, INC.

By:	/s/	Harvey J. Berger, M.D.
Name:		Harvey J. Berger, M.D.
Title:		Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey J. Berger, M.D. Harvey J. Berger, M.D.	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2008

/s/ Sandford D. Smith Sandford D. Smith	Vice Chairman of the Board of Directors	March 14, 2008

/s/ Edward M. Fitzgerald Edward M. Fitzgerald	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Michael D. Kishbauch Michael D. Kishbauch	Director	March 14, 2008

/s/ Jay R. LaMarche Jay R. LaMarche	Director	March 14, 2008

/s/ Athanase Lavidas, Ph.D. Athanase Lavidas, Ph.D.	Director	March 14, 2008

/s/ Peter J. Nelson Peter J. Nelson	Director	March 14, 2008

/s/ Burton E. Sobel, M.D. Burton E. Sobel, M.D.	Director	March 14, 2008

/s/ Elizabeth H .S. Wyatt Elizabeth H. S. Wyatt	Director	March 14, 2008

ARIAD Pharmaceuticals, Inc.

Form 10-K for the year ended December 31, 2007

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended	S-8 (Exhibit 4.2)	06/30/04	333-116996
3.2		Restated By-laws of ARIAD Pharmaceuticals, Inc., as amended	8-K (Exhibit 3.1)	12/13/07	000-21696
4.1		Specimen common stock certificate of ARIAD Pharmaceuticals, Inc.	S-3 (Exhibit 4.5)	10/14/94	33-85166
4.2
Rights Agreement, dated as of June 8, 2000, between the ARIAD Pharmaceuticals, Inc. and State Street Bank and Trust Company, which includes the Form of Certificate of Designations in respect of the Series A Preferred Stock, as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right Certificates will not be mailed until after the Separation Date (as defined therein)
			8-A (Exhibit 1)	06/19/00	000-21696
4.3		Common Stock Purchase Agreement dated February 14, 2007 by and between Azimuth Opportunity Ltd. and ARIAD Pharmaceuticals, Inc.	8-K (Exhibit 10.1)	02/15/07	000-21696
4.4		Stock Transfer Agreement, dated January 17, 2004, between ARIAD Gene Therapeutics, Inc. and the individuals listed on Exhibit A thereto.	10-K (Exhibit 10.60)	03/02/04	000-21696
4.5		Stock Issuance Agreement, dated January 13, 2004, between ARIAD Gene Therapeutics, Inc. and ARIAD Pharmaceuticals, Inc.	10-K (Exhibit 10.59)	03/02/04	000-21696
10.1	.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc.	10 (Exhibit 10.1)	04/30/93	000-21696
	.2	Eighth Amendment to Lease dated October 30, 2006	10-K (Exhibit 10.57)	03/14/07	000-21696
10.2	.1	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts	10-Q (Exhibit 10.1)	05/13/03	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.2	Amendment No. 1 to Credit Agreement, dated as of December 31, 2003	10-K (Exhibit 10.57)	03/02/04	000-21696
	.3	Amendment No. 2 to Credit Agreement dated as of December 31, 2004	10-K (Exhibit 10.52)	02/18/05	000-21696
10.3		Security Agreement - All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts	10-Q (Exhibit 10.3)	05/13/03	000-21696
10.4		Security Agreement - All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts	10-Q (Exhibit 10.4)	05/13/03	000-21696
10.5		Security Agreement - All Assets, dated as of March 12, 2003, by and between ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts	10-Q (Exhibit 10.5)	05/13/03	000-21696
10.6		Second Amended and Restated Term Note, dated December 31, 2004, issued ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to Citizens Bank of Massachusetts	10-K (Exhibit 10.53)	02/18/05	000-21696
10.7		License Agreement dated August 19, 1991 by and among The Massachusetts Institute of Technology, The Whitehead Institute and ARIAD Pharmaceuticals, Inc.*	10-Q (Exhibit 10.1)	05/10/06	000-21696
10.8		Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc.*	10-K (Exhibit 10.14)	03/10/98	000-21696
10.9		Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Corporation	10-K (Exhibit 10.53)	03/22/02	000-21696
10.10		Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Gene Therapeutics, Inc. and ARIAD Corporation	10-K (Exhibit 10.54)	03/22/02	000-21696
10.11		License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*	10-Q (Exhibit 10.1)	05/10/05	000-21696
10.12		Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*	10-Q (Exhibit 10.2)	05/10/05	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.13		Collaboration Agreement, dated July 11, 2007, by and among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc.*	10-Q (Exhibit 10.1)	11/09/07	000-21696
10.14	.1	Executive Employment Agreement, dated as of January 1, 1992, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.+	10 (Exhibit 10.3)	04/30/93	000-21696
	.2	Amendment to Executive Employment Agreement, dated April 19, 1994+	S-1 (Exhibit 10.25)	05/10/94	33-76414
	.3	Amendment to Executive Employment Agreement, dated June 30, 1994+	10-K (Exhibit 10.23)	03/31/95	000-21696
	.4	Amendment to Executive Employment Agreement, dated as of January 1, 2006+	10-K (Exhibit 10.56)	03/16/06	000-21696
	.5	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.15	.1	Executive Employment Agreement dated May 1, 1992, between ARIAD Pharmaceuticals, Inc. and John Iuliucci, Ph.D., as amended March 2, 1994, January 1, 1997, January 1, 1999 and June 8, 2000+	10-Q (Exhibit 10.3)	08/10/00	000-21696
	.2	Amendment to Executive Employment Agreement, dated September 2, 2003+	10-Q (Exhibit 10.6)	11/04/03	000-21696
	.3	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.16	.1	Executive Employment Agreement, dated August 1, 1993, between ARIAD Pharmaceuticals, Inc. and David L. Berstein, J.D., as amended March 2, 1994, January 1, 1997 and June 8, 2000+	10-Q (Exhibit 10.4)	08/10/00	000-21696
	.2	Amendment to Executive Employment Agreement, dated as of January 1, 2001+	10-Q (Exhibit 10.2)	05/14/01	000-21696
	.3	Amendment to Executive Employment Agreement, dated September 2, 2003+	10-Q (Exhibit 10.3)	11/04/03	000-21696
	.4	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.17	.1	Executive Employment Agreement, dated as of March 4, 2002, between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.+	10-K (Exhibit 10.56)	03/22/02	000-21696
	.2	Amendment to Executive Employment Agreement, dated September 2, 2003+	10-Q (Exhibit 10.2)	11/04/03	000-21696
	.3	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.18	.1	Executive Employment Agreement, dated May 6, 2002, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald+	10-Q (Exhibit 10.1)	05/09/02	000-21696
	.2	Amendment to Executive Employment Agreement, dated September 2, 2003+	10-Q (Exhibit 10.5)	11/04/03	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.3	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.19	.1	Executive Employment Agreement, dated June 8, 2000, between ARIAD Pharmaceuticals, Inc. and Timothy Clackson, Ph.D.+	10-K (Exhibit 10.49)	03/14/03	000-21696
	.2	Amendment to Executive Employment Agreement, dated July 1, 2001+	10-K (Exhibit 10.50)	03/14/03	000-21696
	.3	Amendment to Executive Employment Agreement, dated July 12, 2002+	10-K (Exhibit 10.51)	03/14/03	000-21696
	.4	Amendment to Executive Employment Agreement, dated September 2, 2003+	10-Q (Exhibit 10.4)	11/04/03	000-21696
	.5	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.20	.1	Executive Employment Agreement, dated August 19, 2002, between ARIAD Pharmaceuticals, Inc. and Camille L. Bedrosian, M.D., as amended September 2, 2003+	10-K/A (Exhibit 10.52)	03/11/05	000-21696
	.2	Amendment to Executive Employment Agreement, dated as of October 4, 2005+	10-Q (Exhibit 10.6)	11/09/05	000-21696
10.21	.1	Executive Employment Agreement, dated as of September 25, 2005, between ARIAD Pharmaceuticals, Inc. and Richard W. Pascoe+	10-K (Exhibit 10.57)	03/16/06	000-21696
	.2	Amendment to Executive Employment Agreement, dated April/May 2007+	10-Q (Exhibit 10.2)	08/09/07	000-21696
10.22		Executive Employment Agreement, dated May 29, 2007, by and between ARIAD Pharmaceuticals, Inc. and Pierre F. Dodion+	10-Q (Exhibit 10.1)	08/09/07	000-21696
10.23		Letter Agreement, dated June 19, 2007, by and among ARIAD Pharmaceuticals, Inc. Harvey J. Berger, M.D. and Jay LaMarche+	8-K (Exhibit 10.1)	06/21/07	000-21696
10.24	.1	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees and Consultants, as amended+	10-K (Exhibit 10.13)	03/31/95	000-21696
	.2	Amendment to the 1991 Stock Option Plan for Employees and Consultants+	10-Q (Exhibit 10.36)	08/12/97	000-21696
10.25		ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors+	10 (Exhibit 10.15)	04/30/93	000-21696
10.26	.1	ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors+	10-K (Exhibit 10.24)	03/31/95	000-21696
	.2	Amendment to the 1994 Stock Option Plan for Non-Employee Directors.+	10-Q (Exhibit 10.37)	08/12/97	000-21696
10.27		ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan+	10-Q (Exhibit 10.35)	08/12/97	000-21696
10.28		ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended and restated+	10-Q (Exhibit 10.3)	11/09/05	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.29	.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		Def 14A (Appendix A)	04/28/06	000-21696
	.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-Q (Exhibit 10.2)	08/08/06	000-21696
	.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-Q (Exhibit 10.3)	08/08/06	000-21696
	.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-Q (Exhibit 10.4)	08/08/06	000-21696
10.30	.1	ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-K (Exhibit 10.41)	03/10/98	000-21696
	.2	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-Q (Exhibit 10.2)	11/09/05	000-21696
10.31		ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan+		10-Q (Exhibit 10.1)	11/09/05	000-21696
10.32		Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers+		10-Q (Exhibit 10.5)	08/08/06	000-21696
10.33		Executive Compensation Arrangements+		10-Q (Exhibit 10.3)	08/09/07	000-21696
10.34		Director Compensation Arrangements+		10-K (Exhibit 10.53)	03/14/07	000-21696
21.1		Subsidiaries of ARIAD Pharmaceuticals, Inc.	X
23.1		Consent of Deloitte & Touche LLP	X
31.1		Certification of the Chief Executive Officer	X
31.2		Certification of the Chief Financial Officer	X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.