Form 10-Q
period 2008-03-31
ARIAD PHARMACEUTICALS INC
filed 2008-05-09
CIK 884731

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No  |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer [    ]                                                                              Accelerated filer [ X ]
Non-accelerated filer   [    ] (Do not check if a smaller reporting company)     Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).  Yes |  |  No |X|

The number of shares of the registrant’s common stock outstanding as of April 30, 2008 was 69,446,170.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,080	$67,864
Marketable securities	16,158	17,334
Amounts due under collaboration agreement	4,226	4,588
Inventory and other current assets	2,689	2,374

Total current assets	87,153	92,160

Property and equipment:
Leasehold improvements	19,350	18,400
Equipment and furniture	12,678	11,749

Total	32,028	30,149
Less accumulated depreciation and amortization	(25,552)	(25,134)

Property and equipment, net	6,476	5,015

Intangible and other assets, net	4,009	3,930

Total assets	$97,638	$101,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,400	$3,815
Accounts payable	6,147	5,049
Accrued compensation and benefits	860	523
Accrued product development expenses	8,477	7,287
Other accrued expenses	5,061	4,331
Current portion of deferred executive compensation	914	745
Current portion of deferred revenue	5,736	5,819

Total current liabilities	28,595	27,569

Long-term debt	12,600	---

Deferred revenue	78,614	80,026

Deferred executive compensation	1,307	1,410

Stockholders’ equity (deficit):
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 69,341,195 shares in 2008 and 69,241,490 shares in 2007	69	69
Additional paid-in capital	361,000	359,576
Accumulated other comprehensive income	12	3
Accumulated deficit	(384,559)	(367,548)

Total stockholders’ deficit	(23,478)	(7,900)

Total liabilities and stockholders’ deficit	$97,638	$101,105

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In thousands, except share and per share data	2008	2007

License and collaboration revenue	$1,495	$190

Operating expenses:
Research and development	10,875	11,023
General and administrative	8,148	4,403

Total operating expenses	19,023	15,426

Loss from operations	(17,528)	(15,236)

Other income (expense):
Interest income	596	390
Interest expense	(79)	(105)

Other income, net	517	285

Net loss	$(17,011)	$(14,951)

Net loss per share	$(.25)	$(.23)

Weighted-average number of shares of common stock outstanding	69,315,236	65,625,902

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
In thousands	2008	2007

Cash flows from operating activities:
Net loss	$(17,011)	$(14,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577	572
Accretion of discount on marketable securities	(151)	(121)
Deferred executive compensation expense	186	218
Stock-based compensation	1,348	1,287
Increase (decrease) from:
Inventory and other current assets	(315)	(569)
Amounts due under collaboration agreement	362
Other assets	(10)	(6)
Accounts payable	1,098	(384)
Accrued compensation and benefits	337	338
Accrued product development expenses	1,190	304
Other accrued expenses	730	865
Deferred revenue	(1,495)	(190)
Deferred executive compensation paid	(120)

Net cash used in operating activities	(13,274)	(12,637)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	14,356	8,107
Purchases of marketable securities	(13,020)	(15,038)
Investment in property and equipment	(1,879)	(80)
Investment in intangible assets	(229)	(200)

Net cash used in investing activities	(772)	(7,211)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,505
Repayment of borrowings	(320)	(480)
Proceeds from the issuance of stock, net of issuance costs		12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	77	247

Net cash provided by financing activities	10,262	12,067

Net decrease in cash and cash equivalents	(3,784)	(7,781)
Cash and cash equivalents, beginning of period	67,864	31,728

Cash and cash equivalents, end of period	$64,080	$23,947

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and 2007 and cash flows for the three-month periods ended March 31, 2008 and 2007.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

At March 31, 2008, the Company has cash, cash equivalents and marketable securities totaling $80.2 million.  The Company believes that the combination of its cash, cash equivalents and marketable securities, together with funding available pursuant to its collaboration with Merck & Co., Inc. (Note 2) and the availability of $37.5 million under its equity financing facility with Azimuth Opportunity Ltd. (Note 5), provide sufficient resources for the Company to satisfy its operating and capital requirements for more than twelve months.

2.	Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in multiple types of cancer, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50% of the global development costs, except that Merck will fund 100% of any cost of development that is specific to development or commercialization of deforolimus outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company will be responsible for supplying the active pharmaceutical ingredient used in the Product and Merck will be responsible for the formulation of the finished Product, all under a separate supply agreement being negotiated by the parties.

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

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments, including a $13.5 million milestone payment made in the fourth quarter of 2007, based on the successful development of deforolimus in multiple cancer indications, and up to $200 million based on achievement of specified product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

The up-front and milestone payments of $88.5 million received by the Company to date have been deferred and are being recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs are recorded as such on the Company’s balance sheet.  At March 31, 2008, the Company has recorded an amount due from Merck under the collaboration agreement of $4.2 million.

3.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at aggregate fair value.  At March 31, 2008, all of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2008, the aggregate fair value and amortized cost of the Company’s marketable securities were $16,158,000 and 16,146,000, respectively.  Gross unrealized gains and losses were $12,000 and $0, respectively, at March 31, 2008.

At December 31, 2007, the aggregate fair value and amortized cost of the Company’s marketable securities were $17,334,000 and $17,331,000, respectively.  Gross unrealized gains and losses were $3,000 and $0, respectively, at December 31, 2007.

Realized gains and losses on investment security transactions are reported on the specific-identification method.  There were no realized gains or losses on sales of marketable securities during the three months ended March 31, 2008.  Changes in market values resulted in an increase in net unrealized gains of $9,000 for the three-month period ended March 31, 2008.

4.	Long-Term Debt

Long-term debt was comprised of the following at March 31, 2008 and December 31, 2007:

In thousands	March 31, 2008	December 31, 2007
Bank term note	$14,000	$3,815
Less current portion	(1,400)	(3,815)
	$12,600	$0

In March 2008, the Company amended its term loan with the bank, increasing the balance due to $14.0 million, extending the maturity date from March 2008 to March 2013 and providing for repayment of the loan in quarterly payments of principal, increasing from 2.5% of the total loan amount in the second quarter of 2008 to 8.75% of the total loan amount in the first quarter of 2013, together with interest.  Payments will commence on June 30, 2008.  The loan as amended bears interest at LIBOR plus 1.25% to 2.25%, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate, as provided in the amendment.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan, as amended, also requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above loan, as amended, are $1.1 million for the remainder of 2008, $1.4 million in 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012 and $1.2 million in 2013.

5.	Equity Financing Facility

On February 14, 2007, the Company entered into an agreement with Azimuth Opportunity Ltd. (“Azimuth”), under which the Company may offer and sell, at its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of the Company’s common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of its common stock as of the effective date of the agreement.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on such date, less a discount ranging from 3.5% to 5.5%, with a minimum purchase price of $3.00 per share below which Azimuth is not required to purchase shares of the Company's common stock.  Shares of common stock sold under this facility are issued from our existing shelf registration statement.  The agreement expires on September 1, 2008.  Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale.

In March 2007, the Company sold to Azimuth 3,072,393 shares of its common stock pursuant to this agreement.  The Company received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses.  These shares were registered under the Company’s shelf registration statement filed on January 30, 2007. At March 31, 2008, the Company has $37.5 million available under its equity financing facility with Azimuth and $87.5 million of securities remaining available for issuance under its shelf registration statement.

6.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
In thousands	2008	2007

Compensation cost from:
Stock options	$1,262	$886
Stock and stock units	68	388
Purchases of common stock at a discount	18	13
	$1,348	$1,287

	Three Months Ended March 31,
In thousands	2008	2007

Compensation cost included in:
Research and development expenses	$805	$580
General and administrative expenses	543	707
	$1,348	$1,287

During the three-month periods ended March 31, 2008 and 2007, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2008			2007
		Weighted-Average Grant-Date Fair Value			Weighted-Average Grant-Date Fair Value
			Total Fair Value			Total Fair Value
	Shares			Shares
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	579,615	$2.16	$1,252	782,720	$3.19	$2,494
Stock and stock units	70,000	3.89	272	134,000	4.94	662
Purchases of commonstock at a discount	20,975	.86	18	10,811	1.20	13
	670,590			927,531

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007

Expected life of options granted (in years)	6.60	7.03
Expected volatility	68.3%	68.18%
Risk free interest rate	3.21%	4.43%
Expected annual dividends	0%	0%

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

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vested equally over four years.  The awards were recognized as expense ratably over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  The Company accrues a liability based on the awards ratably over the vesting period.  The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds. Total expense related to these plans amounted to $186,000 and $218,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

8.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three months ended March 31, 2008 and 2007, options to purchase 7,908,498 and 7,099,565 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

9.	Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

On September 23, 2007, Eli Lilly and Company (“Lilly”) filed a renewed motion for judgment as a matter of law, or, in the alternative, for a new trial.  Following a hearing on this motion in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) on January 16, 2008, the Massachusetts Court denied Lilly’s motion for judgment as a matter of law on February 11, 2008.  Following such ruling, Lilly filed a notice of appeal on March 10, 2008 of the jury’s verdict and other rulings by the Massachusetts Court with the U.S. Court of Appeals for the Federal Circuit (the “CAFC”).

Amgen Litigation

On January 31, 2008, the U.S. District Court for the District of Delaware (the “Delaware Court”) granted a motion filed by Amgen Inc. (“Amgen”) on December 11, 2007 requesting leave to amend and supplement Amgen’s reply to the Company’s counterclaim and to plead additional facts in support of Amgen’s counterclaim for inequitable conduct.  On February 8, 2008, the Company filed a motion to amend and clarify that the Company’s counterclaim against Amgen encompasses claims for infringement relating to Amgen’s activities in supplying Enbrel® for sales in markets outside the United States and to amend its counterclaim to reflect that the Company has dismissed without prejudice its counterclaims against Wyeth Corp. (“Wyeth”) in this case, that the Company is no longer asserting counterclaims for infringement with respect to Kineret®, and that the Company has withdrawn its claims against Amgen for infringement of two assay patents, the ‘090 and ‘374 patents.

On April 25, 2008, the Company provided Amgen a partial covenant not to sue covering Kineret and Enbrel (the “Covenant”).  With respect to Kineret, the Covenant covers all claims of the ‘516 Patent, as well as any claim of the ‘516 Patent that may reissue from the reexamination.  With respect to Enbrel, the Covenant covers all claims of the ‘516 Patent, other than the seven (7) claims currently being asserted against Enbrel and claims of the ‘516 Patent that may issue from the reexamination in a form that is either substantially identical to the seven (7) claims currently being asserted or not substantially identical to a claim of the ‘516 Patent that issued on June 25, 2002.  The Covenant does not abridge the Company’s rights to institute an action against Wyeth upon final resolution of the Amgen litigation.

On April 25, 2008, the Company filed a motion seeking to dismiss for lack of jurisdiction under the Declaratory Judgment Act Amgen’s challenges to the validity and enforceability of claims of the ‘516 Patent that are not being asserted against Enbrel.  Also on April 25, 2008, the Company filed (i) its opening brief on claim construction, (ii) a motion for partial summary judgment with respect to Amgen’s inequitable conduct defense, arguing, among other things, that certain of Amgen’s factual allegations in support of that defense are moot in light of the Company’s disclosures to the U.S. Patent and Trademark Office (the “PTO”), and (iii) motions seeking to preclude trial testimony from certain of Amgen’s expert witnesses.  The amendments to the Company’s counterclaim, the Covenant and the motions for partial dismissal and summary judgment serve to focus the claims asserted by the Company against Amgen to be tried before the jury in the nine-day trial in this case on the Company’s claim that Amgen infringes the ‘516 Patent based on activities relating to Enbrel.

On April 25, 2008, Amgen filed its opening brief on claim construction, as well as three motions for summary judgment, arguing that (i) Enbrel does not infringe the ‘516 Patent, (ii) the ‘516 Patent is invalid, and (iii) Amgen’s infringement of the ‘516 Patent, if it exists, is not willful.  Also on April 25, 2008, Amgen filed several motions seeking to preclude trial testimony from certain of the Company’s expert witnesses.  The Company’s opposition to Amgen’s motions is due on May 22, 2008.

An amended scheduling order for this action has been issued by the Delaware Court.  The claim construction hearing and arguments on the pending dispositive motions are scheduled for June 19, 2008.  A pretrial conference is scheduled for October 15, 2008.  Trial is scheduled to commence on November 3, 2008.

Timing and Outcome of Litigation and Reexamination Proceedings

The timing and ultimate outcome of the Lilly and Amgen litigations and the reexamination proceedings in the PTO regarding the ‘516 Patent cannot be determined at this time.  Consequently, no determination can be made with respect to allowance of the claims of the ‘516 Patent, nor can any final determination be made with respect to the validity or infringement of the claims asserted in the Lilly and the Amgen litigations, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation will be upheld, eliminated or limited.  Although the Company has prevailed in both the jury and bench trials in the Lilly litigation, along with receiving a favorable ruling on Lilly’s post-trial renewed motion for judgment as a matter of law, the CAFC may reverse one or more of these rulings and/or remand one or more issues in the Lilly litigation for retrial in the U.S. District Court.  Consequently, the damages the Company was awarded by the jury in the Lilly litigation may be eliminated or limited by adverse findings upon appeal, or in the event that the claims of the ‘516 Patent are invalidated by the PTO.  There can be no assurance that the Company will ultimately prevail in its litigations against Lilly and Amgen or that the claims of the ‘516 Patent relevant to these actions will not be finally rejected as a result of the reexamination proceedings in the PTO.

10.	Recently Adopted or Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company's marketable securities are classified as available for sale and are stated at fair value based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with the option to measure specified financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company did not elect to apply the fair value method to any of its financial instruments at January 1, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the services are performed.  EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF No. 07-3 did not have a material impact on the Company’s financial statements.

In December 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF No. 07-1 provides guidance on the determination of a collaborative arrangement, reporting of costs incurred and revenue generated on sales to third parties in the statement of operations, and classification of payments made between participants in a collaborative arrangement in the statement of operations.  EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of this EITF is not expected to have a material impact on the Company’s financial statements.

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

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications, of which $13.5 million was paid to us in the fourth quarter of 2007 upon commencement of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The upfront payment and milestone payments, when earned and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the profit from the sales of deforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of deforolimus outside the United States.

Our second product candidate, AP24534, has entered clinical development.  We filed an Investigational New Drug application, or IND, for this product candidate with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2007 and expect to commence Phase 1 clinical trials in 2008 in patients with hematologic cancers as well as solid tumors.

In addition to our lead development programs, we have a focused drug discovery program centered on small-molecule, molecularly targeted therapies and cell-signaling pathways implicated in cancer.  We also have an exclusive license to a family of patents, three in the United States and one in Europe, including a pioneering U.S. patent covering methods of treating human disease by regulating NF-kB cell-signaling activity.  Additionally, we have developed a proprietary portfolio of cell-signaling regulation technologies, our ARGENT technology, to control intracellular processes with small molecules, which may be useful in the development of therapeutic vaccines and gene and cell therapy products and which provide versatile tools for applications in cell biology, functional genomics and drug discovery research.

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999.  Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  As a result of our collaboration with Merck for the development and commercialization of deforolimus, we expect that our license revenue will increase in future periods.  However, we expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, pre-commercial activities, personnel and our intellectual property.  We expect such costs and operating losses will be offset in part by development cost-sharing provisions and license revenue from our collaboration with Merck for development and commercialization of deforolimus.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

As of March 31, 2008, we had an accumulated deficit of $384.6 million and cash, cash equivalents and marketable securities of $80.2 million and working capital of $58.6 million.  Since July 2007, pursuant to the terms of our collaboration agreement with Merck, we have been sharing with Merck ongoing global development costs for deforolimus on a 50/50 basis except that Merck is funding 100% of the cost of development that is specific to development or commercialization of deforolimus outside the United States.  Under the collaboration agreement, Merck is also required to pay us up to $452 million in milestone payments based on successful development of deforolimus in multiple cancer indications, of which $13.5 million was paid in 2007.

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

For the three-month period ended March 31, 2008, we reported license and collaboration revenue of $1.5 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of deforolimus, as of March 31, 2008, we have received an up-front payment of $75 million and a milestone payment of $13.5 million related to the start of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At March 31, 2008, we reported $4.0 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of March 31, 2008 of intangible assets related to our NF-κB technology is $441,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the quoted market prices of the underlying mutual funds were 10% higher at March 31, 2008, we would have recognized an additional $114,000 in compensation expense in the three-month period ended March 31, 2008.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted during the three-month period ended March 31, 2008 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $257,000, $166,000, or $98,000 respectively.

Results of Operations

For the three months ended March 31, 2008 and 2007

Revenue

We recognized license and collaboration revenue of $1.5 million in the three-month period ended March 31, 2008, compared to $190,000 in the corresponding period in 2007.  The increase in license and collaboration revenue was due primarily to the revenue recognized from the Merck collaboration of $1.4 million, based on the non-refundable up-front and milestone payments totaling $88.5 million received from Merck to date, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $148,000, or 1%, to $10.9 million in the three-month period ended March 31, 2008, compared to $11.0 million in the corresponding period in 2007, as described in further detail below.

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

Our R&D expenses for the three-month period ended March 31, 2008, as compared to the corresponding period in 2007, were as follows:

	Three months ended March 31,		Increase/
In thousands	2008	2007	(decrease)
Direct external expenses:
Clinical programs	$3,614	$3,170	$444
Preclinical programs	0	1,549	(1,549)
All other R&D expenses	7,261	6,304	957
	$10,875	$11,023	$(148)

Our clinical programs consist of deforolimus, our lead product candidate, and AP24534, our kinase inhibitor program for which we filed an IND in late 2007.  Commencing in the third quarter of 2007, the direct external expenses for deforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for deforolimus were $2.9 million in the three-month period ended March 31, 2008, a decrease of $229,000, as compared to the corresponding period in 2007.  This decrease is due to the impact of Merck’s share of such expenses in the first quarter of 2008 of $3.0 million, offset in part by an increase in clinical costs of $1.5 million and contract manufacturing costs of $975,000 in the three-month period ended March 31, 2008, as compared to the corresponding period in 2007.  Clinical and contract manufacturing costs increased due to increasing enrollment in our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas and expansion of development of deforolimus in accordance with our global development plan.  Through March 31, 2008, we have incurred a total of approximately $73.0 million in direct external expenses for deforolimus from the date it became a clinical program, net of Merck’s share of such expenses.  We expect that our direct external costs for deforolimus, net of Merck’s share of such costs, will increase during the remainder of 2008 as we accelerate enrollment in our initial Phase 3 clinical trial for this product candidate and expand other clinical and non-clinical development activities with Merck.

Direct external expenses for our second clinical program, AP24534, were $673,000 for the three-month period ended March 31, 2008 which consisted primarily of clinical costs of $138,000 and contract manufacturing costs of $442,000 as we prepare to initiate enrollment in our first Phase 1 clinical trial of this product candidate.  We expect that our direct external costs for AP24534 will increase during the remainder of 2008 as we enroll patients in clinical trials and continue development of this product candidate.

We incurred no direct external expenses for preclinical programs in the three-month period ended March 31, 2008 as, at the current time, no R&D programs are designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  Direct external expenses for preclinical programs for the period ended March 31, 2007 relate primarily to costs for toxicology and contract manufacturing studies for AP24534 in support of the filing of the IND in late 2007.

All other R&D expenses increased by $957,000 in the three-month period ended March 31, 2008 as compared to the corresponding period in 2007.  This increase is due to an increase in personnel expenses of $915,000 related to stock-based compensation expenses of $225,000, resulting from grants of stock options and an increase in the number of personnel and related expenses of $690,000, and an increase in overhead expenses of $606,000 due to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007.  These unfavorable impacts were offset in part by Merck’s allocated share of such expenses under the terms of the collaboration agreement of $790,000 in the three-month period ended March 31, 2008.  We expect that all other R&D expenses will increase during the remainder of 2008 to support our R&D programs.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million, or 85% to $8.1 million in the three-month period ended March 31, 2008, compared to $4.4 million in the corresponding period in 2007.  Professional fees increased by $3.6 million to $6.0 million in the three-month period ended March 31, 2008, compared to $2.4 million in the corresponding period in 2007 due primarily to costs related to corporate and commercial development initiatives that support our expanding product development activities, and to our patent infringement litigation against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen, respectively.  We expect that our general and administrative expenses will increase slightly over the remainder of the year reflecting an increase in commercial planning activities, required support of our research and development programs and patent litigation.

We expect that our operating expenses in total, net of Merck’s share of development costs of deforolimus will increase during the remainder of 2008 for the reasons described above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, the initiation of clinical trials and the required manufacturing for AP24534, and the status of our patent infringement litigation with Lilly and Amgen.

Interest Income/Expense

Interest income increased to $596,000 in the three-month period ended March 31, 2008 from $390,000 in the corresponding period in 2007, as a result of a higher average balance of funds invested in 2008, offset in part by lower interest yields from our investments.

Interest expense decreased to $79,000 in the three-month period ended March 31, 2008 from $105,000 in the corresponding period in 2007, as a result of lower average loan balances in 2008 and lower interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $17.5 million in the three-month period ended March 31, 2008 compared to a loss from operations of $15.2 million in the corresponding period in 2007, an increase of $2.3 million, or 15%.  We expect that our loss from operations will increase during the remainder of 2008 due to the various factors discussed under “Revenue” and “Operating Expenses” above.  Losses may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

We reported a net loss of $17.0 million in the three-month period ended March 31, 2008, compared to a net loss of $15.0 million in the corresponding period in 2007, an increase in net loss of $2.1 million or 14%, and a net loss per share of $0.25 and $0.23, respectively.

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

Sources of Funds

For the three months ended March 31, 2008 and 2007, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2008	2007

Maturities of marketable securities, net of purchases	$1,336	$(6,931)
Proceeds from long-term borrowings	10,505
Proceeds from issuance of common stock, net of issuance costs		12,300
Proceeds from issuance of common stock pursuant to stock optionand purchase plans	77	247
	$11,918	$5,616

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month periods ended March 31, 2008 and 2007, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended March 31,
In thousands	2008	2007

Proceeds from sales and maturities of marketable securities	$14,356	$8,107
Purchases of marketable securities	(13,020)	(15,038)
	$1,336	$(6,931)

In March, 2008, we amended our existing term loan with a bank.  The amendment provided for an increase of $10.5 million in our loan balance to $14.0 million, the extension of the maturity date from March 31, 2008 to March 31, 2013 and changes to the repayment provisions.  The amended terms of the loan require us to maintain at least $15.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.

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

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd., or Azimuth, under which we may offer and sell, at our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement.  These shares will be registered under the shelf registration statement we filed in January 30, 2007.  The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%, with a minimum purchase price of $3.00 per share below which Azimuth is not required to purchase shares of our common stock.  The agreement expires in August 2008.  Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale.

In March 2007, we sold to Azimuth 3,072,393 shares of our common stock pursuant to this agreement.  We received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses.  These shares were registered under our shelf registration statement filed on January 30, 2007.  As of March 31, 2008, we have $37.5 million available under our equity financing facility with Azimuth and $87.5 million of securities remaining for issuance under our shelf registration statement.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months ended March 31, 2008 and 2007, our uses of funds were as follows:

	Three Months Ended March 31,
In thousands	2008	2007

Net cash used in operating activities	$13,274	$12,637
Repayment of borrowings	320	480
Investment in intangible assets	229	200
Investment in property and equipment	1,879	80
	$15,702	$13,397

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements.  As noted above, our net loss for the three months ended March 31, 2008 increased by $2.1 million, as compared to the corresponding period in 2007, due primarily to increased operating expenses.  As a result of changes in our working capital requirements as well as increases in non-cash expenses, including depreciation and amortization expense, our net cash used in operations increased by $637,000 in the three-month period ended March 31, 2008 as compared to the corresponding period in 2007.  As noted above, we expect that our net loss will increase in the remainder of 2008 due to continued progress in development of our product candidates.  However, we expect that we will receive additional milestone payments from Merck in the remainder of 2008 consistent with our global development plan for deforolimus; such milestone payments will have a favorable impact on our cash used in operations.  We also expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will increase in support of our product development activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2008, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of March 31, 2008:

		Payments Due By Period
In thousands	Total	In 2008	2009 through 2011	2012 through 2013	After 2013

Long-term debt	$14,000	$1,050	$7,000	$5,950	$—

Operating leases	9,090	1,573	6,294	1,223	—

Employment agreements	13,812	3,921	9,891	—	—

Other long-term obligations	5,020	687	2,936	1,002	395

Total fixed contractual obligations	$41,922	$7,231	$26,121	$8,175	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 6.0%, our average interest rate on our debt at March 31, 2008, over the remaining term of the debt, our interest expense would total approximately $813,000 for the remainder of 2008, $1.9 million in the period 2009 through 2011, and $265,000 in the period 2012 through 2013.

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

Liquidity

At March 31, 2008, we had cash, cash equivalents and marketable securities totaling $80.2 million and working capital of $58.6 million, compared to cash, cash equivalents and marketable securities totaling $85.2 million and working capital of $64.6 million at December 31, 2007.

Taking into account the impact of the Merck collaboration, we believe that our cash, cash equivalents and marketable securities on hand at March 31, 2008 should be sufficient to satisfy our capital and operating requirements for more than twelve months.  There are numerous factors that are likely to affect our spending levels, including the planned expansion of clinical trials and other development activities for deforolimus in collaboration with Merck, the planned initiation of clinical trials for AP24534, the progress of our discovery research programs, the impact of potential business development activities, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB litigation, among other factors.  These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.  In any event, we may require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit or to Azimuth under the equity financing facility, (2) enter into a new long-term debt or other credit agreement, (3) enter into partnerships for our product candidates, and/or (4) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property portfolios.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, the potential acquisition of or other strategic transaction regarding the minority stockholders' interests in our 80%-owned subsidiary, ARIAD Gene Therapeutics, Inc., future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other public filings with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at March 31, 2008, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds.  Our obligations under this program are reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of March 31, 2008, we would have incurred approximately $114,000 of additional compensation expense in the three-month period ended March 31, 2008.

At March 31, 2008, we had $14.0 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (60.0 basis points at March 31, 2008), we would incur approximately $80,000 of additional interest expense per year based on expected balances over the next twelve months.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than as set forth below:

The following risk factor replaces and supersedes the corresponding risk factor set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

We will not be able to sell our product candidates if we, Merck or our third-party manufacturers fail to comply with FDA or other regulations

Under our Collaboration Agreement with Merck, we are responsible for providing the active pharmaceutical ingredient used in deforolimus drug product, and Merck will be responsible for the formulation of the finished product.  Under our agreements with Medinol Ltd. and ICON Medical Corp., we are responsible for providing the deforolimus to be delivered by the stents or other medical devices being developed by Medinol and ICON.  Before beginning to commercially manufacture any product candidate, we or Merck must either secure manufacturing in an FDA approved manufacturing facility or obtain regulatory approval of a manufacturing facility and processes.  In addition, the manufacturing of our product candidates must comply with cGMP requirements of the FDA and similar requirements of regulatory agencies in other countries.  These requirements govern, among other things, quality control and documentation procedures.  We, Merck or any third-party manufacturer of key intermediates, active pharmaceutical ingredients, or product candidates, may not be able to comply with these requirements, which would prevent us from selling such products.  Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other agencies.  Post approval, such facilities are subject to continuing FDA and foreign regulatory inspections, and failure to comply with cGMPs or similar regulations can result in regulatory action up to and including cessation of shipment of product.  Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations, or withdrawal of existing approvals.  Any of these actions could cause a loss of confidence in us and our products by patients and the medical community, which could adversely affect our business.

The following risk factors are added to the risk factors included in our annual Report on Form 10-K for the fiscal year ended December 31, 2007:

We are subject to the risks of a changing regulatory environment

The manufacture, distribution and marketing of deforolimus and our other product candidates are subject to extensive ongoing regulation by the FDA and other regulatory authorities both within and outside the United States.  The healthcare industry is likely to undergo significant changes for the foreseeable future, and we cannot predict the effect of such future legislation and regulation.  However, such future legislation could include changes in the regulatory environment restricting us, Merck and/or our partners and third party manufacturers from manufacturing, importing, distributing or marketing deforolimus or other product candidates, which would adversely affect our business, financial condition and results of operations.

We are subject to the risks of doing business globally

We and our partners are subject to risks inherent in conducting business globally under the laws, regulations and customs of various jurisdictions and geographies.  Clinical and commercial manufacture of deforolimus by our third party manufacturers is, and for the foreseeable future will be, conducted outside the United States.  Significant clinical trials of deforolimus by us and Merck are both ongoing and planned in a variety of countries around the world.  Risks related to global operations include piracy of intellectual property, lack of exclusivity of clinical data, manufacturing quality control, currency exchange rates, nationalization, limitations or restrictions on imports, violations of U.S. or local laws, pricing restrictions, economic destabilization, instability, and disruption, destruction or lack of market acceptance of deforolimus or other product candidates due to the geographical location of manufacturing facilities, distribution facilities or customers.

ITEM 6.	EXHIBITS

10.2.4
Amendment No. 3 to Credit Agreement, dated as of March 26, 2008, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation, ARIAD Gene Therapeutics, Inc. and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts (incorporated by reference from the Current Report on Form 8-K (Exhibit 10.2.4) filed on March 27, 2008).

10.6
Third Amended and Restated Term Note, dated March 26, 2008, issued by ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts  (incorporated by reference from the Current Report on Form 8-K (Exhibit 10.6) filed on March 27, 2008).

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer
(Principal financial officer
Date: May 9, 2008		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.2.4
Amendment No. 3 to Credit Agreement, dated as of March 26, 2008, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation, ARIAD Gene Therapeutics, Inc. and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts (incorporated by reference from the Current Report on Form 8-K (Exhibit 10.2.4) filed on March 27, 2008).

10.6
Third Amended and Restated Term Note, dated March 26, 2008, issued by ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts  (incorporated by reference from the Current Report on Form 8-K (Exhibit 10.6) filed on March 27, 2008).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.