Form 10-Q
period 2008-06-30
ARIAD PHARMACEUTICALS INC
filed 2008-08-11
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2008 was 69,476,467.

ARIAD PHARMACEUTICALS, INC.

PART I.       FINANCIAL INFORMATION

ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,567	$67,864
Marketable securities	17,474	17,334
Amounts due under collaboration agreement	6,344	4,588
Inventory and other current assets	4,077	2,374

Total current assets	70,462	92,160

Property and equipment:
Leasehold improvements	19,191	18,400
Equipment and furniture	13,339	11,749
Construction in progress	1,092	---

Total	33,622	30,149
Less accumulated depreciation and amortization	(26,056)	(25,134)

Property and equipment, net	7,566	5,015

Intangible and other assets, net	3,978	3,930

Total assets	$82,006	$101,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,400	$3,815
Accounts payable	6,864	5,049
Accrued compensation and benefits	712	523
Accrued product development expenses	8,083	7,287
Other accrued expenses	6,468	4,331
Current portion of deferred executive compensation	787	745
Current portion of deferred revenue	5,699	5,819
Current portion of capital lease payable	61	---

Total current liabilities	30,074	27,569

Long-term debt	12,250	---

Capital lease payable	111	---

Deferred revenue	77,202	80,026

Deferred executive compensation	1,533	1,410

Stockholders’ equity (deficit):
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 69,447,220 shares in 2008 and 69,241,490 shares in 2007	69	69
Additional paid-in capital	362,595	359,576
Accumulated other comprehensive income	(2)	3
Accumulated deficit	(401,826)	(367,548)

Total stockholders’ deficit	(39,164)	(7,900)

Total liabilities and stockholders’ equity (deficit)	$82,006	$101,105

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except share and per share data	2008	2007	2008	2007

License and collaboration revenue	$1,450	$189	$2,945	$379

Operating expenses:
Research and development	11,827	10,540	22,702	21,563
General and administrative	7,029	6,898	15,178	11,301

Total operating expenses	18,856	17,438	37,880	32,864

Loss from operations	(17,406)	(17,249)	(34,935)	(32,485)

Other income (expense):
Interest income	331	341	928	731
Interest expense	(192)	(97)	(271)	(202)

Total other income, net	139	244	657	529

Net loss	$(17,267)	$(17,005)	$(34,278)	$(31,956)

Net loss per share	$(.25)	$(.25)	$(.49)	$(.48)

Weighted-average number of shares of common stock outstanding	69,363,731	68,786,835	69,339,484	67,215,100

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
In thousands	2008	2007

Cash flows from operating activities:
Net loss	$(34,278)	$(31,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229	1,150
Accretion of discount on marketable securities	(243)	(395)
Deferred executive compensation expense	390	496
Stock-based compensation	2,880	3,208
Increase (decrease) from:
Inventory and other current assets	(1,703)	(1,047)
Amounts due under collaboration agreement	(1,756)	---
Other assets	(3)	(7)
Accounts payable	1,815	1,397
Accrued compensation and benefits	189	64
Accrued product development expenses	796	(416)
Other accrued expenses	2,137	1,194
Deferred revenue	(2,944)	(55)
Deferred executive compensation paid	(225)	---

Net cash used in operating activities	(31,716)	(26,367)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	30,550	23,343
Purchases of marketable securities	(30,452)	(34,804)
Investment in property and equipment	(3,278)	(294)
Investment in intangible assets	(352)	(299)

Net cash used in investing activities	(3,532)	(12,054)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,505	---
Repayment of borrowings	(670)	(960)
Principal payments under capital lease obligations	(23)	---
Proceeds from the issuance of stock, net of issuance costs	---	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	139	1,120

Net cash provided by financing activities	9,951	12,460

Net decrease in cash and cash equivalents	(25,297)	(25,961)
Cash and cash equivalents, beginning of period	67,864	31,728

Cash and cash equivalents, end of period	$42,567	$5,767

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.      Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007.  The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

At June 30, 2008, the Company has cash, cash equivalents and marketable securities totaling $60.0 million.  The Company believes that the combination of its cash, cash equivalents and marketable securities, together with funding available pursuant to its collaboration with Merck & Co., Inc. (Note 2) provide sufficient resources for the Company to satisfy its operating and capital requirements for more than twelve months.

2.      Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in multiple types of cancer, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50% of the global development costs, except that Merck will fund 100% of any cost of development that is specific to development or commercialization of deforolimus outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company will be responsible for supplying the active pharmaceutical ingredient used in the product and Merck will be responsible for the formulation of the finished product, all under a separate supply agreement between the parties.

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

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs are recorded as such on the Company’s balance sheet.  At June 30, 2008, the Company has recorded an amount due from Merck under the collaboration agreement of $6.3 million.

3.      Long-Term Debt

Long-term debt was comprised of the following at June 30, 2008 and December 31, 2007:

In thousands	June 30, 2008	December 31, 2007
Bank term note	$13,650		$3,815
Less current portion	(1,400)		(3,815)
	$12,250	$	---

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

The annual aggregate future principal payments of the above loan, as amended, are $700,000 for the remainder of 2008, $1.4 million in 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012 and $1.2 million in 2013.

4.      Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month and six-month periods ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007

Compensation cost from:
Stock options	$1,223	$1,806	$2,485	$2,691
Stock and stock units	291	91	359	480
Purchases of common stock at a discount	18	24	36	37
	$1,532	$1,921	$2,880	$3,208

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007

Compensation cost included in:
Research and development expenses	$835	$960	$1,640	$1,540
General and administrative expenses	697	961	1,240	1,668
	$1,532	$1,921	$2,880	$3,208

During the six-month periods ended June 30, 2008 and 2007, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Six Months Ended June 30,
	2008			2007
		Weighted- Average Grant- Date Fair Value			Weighted- Average Grant- Date Fair Value
			Total Fair Value			Total Fair Value
	Shares			Shares
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	747,215	$2.05	$1,532	2,035,220	$3.28	$6,501
Stock and stock units	612,500	3.57	2,187	134,000	4.94	662
Purchases of commonstock at a discount	50,214	.71	36	23,412	1.57	37
	1,409,929			2,192,632

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007

Expected life of options granted (in years)	6.81	7.60
Expected volatility	68.8%	68.02%
Risk free interest rate	3.37%	4.46%
Expected annual dividends	0%	0%

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

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  The Company accrues a liability based on the awards ratably over the vesting period.  The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds.  In April 2008 and 2007, the Company made awards in the aggregate amount of $908,000 and $1,403,000 to thirteen and to eleven officers, respectively.  Total expense related to these plans amounted to $437,000 and $496,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

6.      Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the periods ended June 30, 2008 and 2007, options to purchase 7,996,942 and 7,737,833 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

7.      Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

As disclosed in the Company’s Form 10-K as of December 31, 2007 and Form 10-Q as of March 31, 2008, in 2002, the Company, together with Massachusetts Institute of Technology (“MIT”), The Whitehead Institute for Biomedical Research (“Whitehead”) and Harvard University (“Harvard”) (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court“) against Eli Lilly and Company (“Lilly”) alleging infringement of four claims (the “NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”), covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s drugs, Evista ® and Xigris ®.  In 2006, a jury rendered a verdict in favor of the Plaintiffs and awarded damages of $65.2 million to the Plaintiffs, plus further damages equal to 2.3% of U.S. sales of Evista and Xigris from February 28, 2006 through the year 2019, when the patent expires.  Lilly filed a notice of appeal on March 10, 2008 of the jury’s verdict and other rulings by the U.S. District Court with the U.S. Court of Appeals for the Federal Circuit (the “CAFC”).

Lilly filed its opening brief with the CAFC on June 18, 2008.  On June 27, 2008, Wyeth Corp. (“Wyeth”) filed in the CAFC an amicus curiae or “friends of the court” brief in support of Lilly’s arguments, along with a motion seeking the CAFC’s permission to file its brief.  On July 14, 2008, the Plaintiffs filed their opposition to Wyeth’s motion.  Plaintiff’s opposition to Lilly’s brief is due on August 27, 2008, and Lilly’s reply brief is due in September 2008, after which the CAFC will schedule oral argument on the issues presented for appeal.

Amgen Litigation

Also as disclosed in the Company’s Form 10-K as of December 31, 2007 and Form 10-Q as of March 31, 2008, in April 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent are invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®.  In April 2007, the Company, together with MIT, Whitehead, and Harvard, filed a counterclaim against Amgen, and joining Wyeth Corp. alleged infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to Amgen’s complaint, counter-claim and demand for jury trial. In December 2007, the Company agreed to dismiss its claims against Wyeth pending final resolution of the litigation against Amgen.

On May 29, 2008, the Delaware Court denied in part a motion filed by the Company and its co-defendants seeking to, among other things, clarify that the counterclaim filed by them encompasses claims for infringement relating to Amgen’s ex-US activities.

On April 25, 2008, the Company and its co-defendants provided Amgen a partial covenant not to sue covering Kineret and Enbrel (the “Covenant”).  With respect to Kineret, the Covenant covers all claims of the ’516 Patent, as well as any claim of the ‘516 Patent that may reissue from the reexamination.  With respect to Enbrel, the Covenant covers all claims of the ‘516 Patent, other than the seven (7) claims currently being asserted against Enbrel and claims of the ‘516 Patent that may issue from the reexamination in a form that is either substantially identical to the seven (7) claims currently being asserted or not substantially identical to a claim of the ‘516 Patent that issued on June 25, 2002.  The Covenant does not abridge the Company’s rights to institute an action against Wyeth upon final resolution of the Amgen litigation.

On April 25, 2008, the Company and its co-defendants, filed a motion seeking to dismiss for lack of jurisdiction under the Declaratory Judgment Act Amgen’s challenges to the validity and enforceability of claims of the ‘516 Patent that are not being asserted against Enbrel.  Also on April 25, 2008, the Company and its co-defendants filed (i) their opening brief on claim construction, (ii) a motion for partial summary judgment with respect to Amgen’s inequitable conduct defense, arguing, among other things, that certain of Amgen’s factual allegations in support of that defense are moot in light of the Company’s disclosures to the U.S. Patent and Trademark Office (the “PTO”), and (iii) motions seeking to preclude trial testimony from certain of Amgen’s expert witnesses.  The amendments to their counterclaim, the Covenant and the motions for partial dismissal and summary judgment serve to focus the claims asserted by the Company and its co-defendants against Amgen to be tried before the jury in the nine-day trial in this case on their claim that Amgen infringes the ‘516 Patent based on activities relating to Enbrel.  Amgen’s opposition to these motions was filed on May 22, 2008.

On April 25, 2008, Amgen filed its opening brief on claim construction, as well as three motions for summary judgment, arguing that (i) Enbrel does not infringe the ‘516 Patent, (ii) the ‘516 Patent is invalid, and (iii) Amgen’s infringement of the ‘516 Patent, if it exists, is not willful.  Also on April 25, 2008, Amgen filed several motions seeking to preclude trial testimony from certain of the Company’s expert witnesses.  The  opposition of the Company and its co-defendants to Amgen’s motions was filed on May 22, 2008.
An amended scheduling order for this action has been issued by the Delaware Court.  The claim construction hearing was held and arguments on the pending dispositive motions were heard on June 19, 2008.  A pretrial conference is scheduled for October 15, 2008.  Trial is scheduled to commence on November 3, 2008.

Timing and Outcome of Litigation and Reexamination Proceedings

The timing and ultimate outcome of the Lilly and Amgen litigations and the reexamination proceedings in the PTO regarding the ‘516 Patent cannot be determined at this time.  Consequently, no determination can be made with respect to allowance of the claims of the ‘516 Patent pending before the PTO and/or asserted against Lilly and Amgen, nor can any final determination be made with respect to the validity or infringement of the claims asserted in the Lilly and the Amgen litigations, nor can the Company predict whether the damages awarded by the jury in the U.S. District Court in the Lilly litigation in 2006 will be upheld, eliminated or limited.  Although the Company has prevailed in both the jury and bench trials in the Lilly litigation, along with receiving a favorable ruling on Lilly’s post-trial renewed motion for judgment as a matter of law, the CAFC may reverse one or more of these rulings and/or remand one or more issues in the Lilly litigation for retrial in the U.S. District Court.  Consequently, the damages the Company was awarded by the jury in the Lilly litigation may be eliminated or limited by adverse findings upon appeal, or in the event that the claims of the ‘516 Patent are invalidated by the PTO.  There can be no assurance that the Company will ultimately prevail in its litigations against Lilly and Amgen or that the claims of the ‘516 Patent relevant to these actions will not be finally rejected as a result of the reexamination proceedings in the PTO.

8.      Recently Adopted or Issued Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which requires companies, in estimating the useful life of a recognized intangible asset, to consider the company’s historical experience in renewing or extending similar arrangements.  In the absence of historical experience, the company shall consider assumptions that market participants would use that are consistent with the highest and best use of the asset. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company does not expect the impact of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.

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

Our second product candidate, AP24534, has entered clinical development.  We filed an Investigational New Drug application, or IND, for this product candidate with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2007 and initiated a Phase 1 clinical trial in patients with hematologic cancers in the second quarter of 2008.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs, including those we conduct on behalf of AGTI.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999.  Except for the gain on the sale of our fifty percent interest in that joint venture in December 1999, which resulted in net income for fiscal 1999, we have not been profitable since inception.  As a result of our collaboration with Merck for the development and commercialization of deforolimus, we expect that our license and collaboration revenue will increase in future periods.  However, we expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, pre-commercial activities, personnel and our intellectual property.  We expect such costs and operating losses will be offset in part by development cost-sharing provisions and license revenue from our collaboration with Merck for development and commercialization of deforolimus.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

As of June 30, 2008, we had an accumulated deficit of $401.8 million and cash, cash equivalents and marketable securities of $60.0 million and working capital of $40.4 million.  Since July 2007, pursuant to the terms of our collaboration agreement with Merck, we have been sharing with Merck ongoing global development costs for deforolimus on a 50/50 basis except that Merck is funding 100% of the cost of development that is specific to development or commercialization of deforolimus outside the United States.  Under the collaboration agreement, Merck is also required to pay us up to $452 million in milestone payments based on successful development of deforolimus in multiple cancer indications, of which $13.5 million was paid in 2007.

General

Our operating losses are primarily due to the costs associated with our pharmaceutical product development programs, personnel and intellectual property protection and enforcement.  As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support.  We also incur costs related to planning for potential regulatory approval and commercial launch of products, including market research and assessment.  These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors.  Costs associated with our intellectual property include legal fees and other costs to prosecute, maintain, protect and enforce our intellectual property, which can fluctuate from quarter to quarter depending on the status of patent issues being pursued, including the NF-kB patent litigation.

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

For the six-month period ended June 30, 2008, we reported license and collaboration revenue of $2.9 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of deforolimus, as of June 30, 2008, we have received an up-front payment of $75 million and a milestone payment of $13.5 million related to the start of our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At June 30, 2008, we reported $4.0 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of June 30, 2008 of intangible assets related to our NF-κB technology is $414,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the quoted market prices of the underlying mutual funds were 10% higher at June 30, 2008, we would have recognized an additional $119,000 in compensation expense in the six-month period ended June 30, 2008.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted during the six-month period ended June 30, 2008 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $388,000, $242,000, or $145,000 respectively.

Results of Operations

For the three months ended June 30, 2008 and 2007

Revenue

We recognized license and collaboration revenue of $1.5 million in the three-month period ended June 30, 2008, compared to $189,000 in the corresponding period in 2007.  The increase in license and collaboration revenue was due primarily to the revenue recognized from the Merck collaboration of $1.4 million, based on the non-refundable up-front and milestone payments totaling $88.5 million received from Merck to date, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $1.3 million, or 12%, to $11.8 million in the three-month period ended June 30, 2008, compared to $10.5 million in the corresponding period in 2007, as described in further detail below.

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

Our R&D expenses for the three-month period ended June 30, 2008, as compared to the corresponding period in 2007, were as follows:

	Three months ended June 30,		Increase/
In thousands	2008	2007	(decrease)
Direct external expenses:
Clinical programs	$4,092	$2,625	$1,467
Preclinical programs	---	1,286	(1,286)
All other R&D expenses	7,735	6,629	1,106
	$11,827	$10,540	$1,287

Our clinical programs consist of deforolimus, our lead product candidate, and AP24534, our kinase inhibitor program for which we filed an IND in late 2007.  Commencing in the third quarter of 2007, the direct external expenses for deforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for deforolimus were $3.1 million in the three-month period ended June 30, 2008, an increase of $500,000, as compared to the corresponding period in 2007.  This increase is due primarily to increases in clinical costs of $2.1 million and toxicology costs of $1.0 million in the three-month period ended June 30, 2008 as compared to the corresponding period in 2007, offset in part by the impact of Merck’s share of expenses in the second quarter of 2008 of $3.1 million.  Clinical and toxicology costs increased due to increasing enrollment in our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas and expansion of development of deforolimus in accordance with our global development plan.  Through June 30, 2008, we have incurred a total of approximately $76.1 million in direct external expenses for deforolimus from the date it became a clinical program, net of Merck’s share of such expenses.  We expect that our direct external costs for deforolimus, net of Merck’s share of such costs, will increase during the remainder of 2008 as we accelerate enrollment in our initial Phase 3 clinical trial for this product candidate, initiate additional clinical trials and expand other clinical and non-clinical development activities with Merck.

Direct external expenses for our second clinical program, AP24534, were $967,000 for the three-month period ended June 30, 2008 which consisted primarily of clinical costs of $216,000 and contract manufacturing costs of $692,000 as we initiated enrollment in our first Phase 1 clinical trial of this product candidate.  We expect that our direct external costs for AP24534 will increase during the remainder of 2008 as we enroll patients in this clinical trial and continue development of this product candidate.

We incurred no direct external expenses for preclinical programs in the three-month period ended June 30, 2008 as, at the current time, no R&D programs are designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  Direct external expenses for preclinical programs for the period ended June 30, 2007 relate primarily to costs for toxicology and contract manufacturing studies for AP24534 in support of the filing of the IND in late 2007.

All other R&D expenses increased by $1.1 million in the three-month period ended June 30, 2008 as compared to the corresponding period in 2007.  This increase is due to an increase in personnel expenses of $753,000 due to an increase in the number of personnel and related expenses, an increase in overhead expenses of $545,000 due primarily to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007 and increased professional fees of $351,000 related to our development activities.  These unfavorable impacts were offset in part by Merck’s allocated share of such expenses under the terms of the collaboration agreement of $753,000 in the three-month period ended June 30, 2008.  We expect that all other R&D expenses will increase during the remainder of 2008 to support our R&D programs.

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

General and Administrative Expenses

General and administrative expenses increased by $131,000, or 2%, to $7.0 million in the three-month period ended June 30, 2008, compared to $6.9 million in the corresponding period in 2007.  The increase in expenses was due primarily to an increase in personnel expenses of $164,000 to $1.9 million in the three-month period ended June 30, 2008, compared to $1.8 million in the corresponding period in 2007 resulting from an increase in the number of personnel and related expenses, and an increase in overhead and general expenses of $253,000, offset by a decrease in professional services of $265,000.  The decrease in professional services is related to a decrease in legal fees associated with our patent litigation offset in part by an increase in our expenses related to commercial operations initiatives.  We expect that our general and administrative expenses will increase slightly over the remainder of the year reflecting an increase in commercial planning activities, required support of our research and development programs and patent litigation.

We expect that our operating expenses in total, net of Merck’s share of development costs of deforolimus will increase during the remainder of 2008 for the reasons described above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, the enrollment of patients in, and initiation of additional clinical trials and the required manufacturing for AP24534, and the status of our patent infringement litigation with Lilly and Amgen.

Interest Income/Expense

Interest income decreased to $331,000 in the three-month period ended June 30, 2008 from $341,000 in the corresponding period in 2007, as a result of lower interest yields from our investments offset in part by a higher average balance of funds invested in 2008.

Interest expense increased to $192,000 in the three-month period ended June 30, 2008 from $97,000 in the corresponding period in 2007, as a result of higher average loan balances in 2008 offset in part by lower interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $17.4 million in the three-month period ended June 30, 2008 compared to a loss from operations of $17.2 million in the corresponding period in 2007, an increase of $157,000, or 1%.  We expect that our loss from operations will increase during the remainder of 2008 due to the various factors discussed under “Revenue” and “Operating Expenses” above.  Losses may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

We reported a net loss of $17.3 million in the three-month period ended June 30, 2008, compared to a net loss of $17.0 million in the corresponding period in 2007, an increase in net loss of $262,000 or 2%, and a net loss per share of $0.25 and $0.25, respectively.

Results of Operations

For the six months ended June 30, 2008 and 2007

Revenue

We recognized license and collaboration revenue of $2.9 million in the six-month period ended June 30, 2008, compared to $379,000 in the corresponding period in 2007.  The increase in license and collaboration revenue was due primarily to the revenue recognized from the Merck collaboration of $2.8 million, based on the non-refundable up-front and milestone payments totaling $88.5 million received from Merck to date, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 5%, to $22.7 million in the six-month period ended June 30, 2008, compared to $21.6 million in the corresponding period in 2007.

Our R&D expenses for the six-month period ended June 30, 2008, as compared to the corresponding period in 2007, were as follows:

	Six months ended June 30,		Increase/
In thousands	2008	2007	(decrease)
Direct external expenses:
Clinical programs	$7,706	$5,795	$1,911
Preclinical programs	---	2,836	(2,836)
All other R&D expenses	14,996	12,932	2,064
	$22,702	$21,563	$1,139

Direct external expenses for deforolimus were $6.1 million in the six-month period ended June 30, 2008, an increase of $272,000, as compared to the corresponding period in 2007.  This increase is due to an increase in clinical costs of $3.6 million, toxicology costs of $1.2 million and contract manufacturing costs of $1.1 million in the six-month period ended June 30, 2008, as compared to the corresponding period in 2007 offset in part by the impact of Merck’s share of expenses of $6.1 million for the six-month period ended June 30, 2008.  Clinical, toxicology and contract manufacturing costs increased due to increasing enrollment in our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas and expansion of development of deforolimus in accordance with our global development plan.

Direct external expenses for our second clinical program, AP24534, were $1.6 million for the six-month period ended June 30, 2008 which consisted primarily of clinical costs of $354,000 and contract manufacturing costs of $1.1 million as we initiated enrollment in our first Phase 1 clinical trial of this product candidate.

We incurred no direct external expenses for preclinical programs in the six-month period ended June 30, 2008 as, at the current time, no R&D programs are designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  Direct external expenses for preclinical programs for the period ended June 30, 2007 relate primarily to costs for toxicology and contract manufacturing studies for AP24534 in support of the filing of the IND in late 2007.

All other R&D expenses increased by $2.1 million in the six-month period ended June 30, 2008 as compared to the corresponding period in 2007.  This increase is due primarily to an increase in personnel expenses of $1.7 million related to an increase in the number of personnel and related expenses, and an increase in overhead expenses of $1.2 million due to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007 and miscellaneous increases in lab supplies and services and professional services.  These unfavorable impacts were offset in part by Merck’s allocated share of such expenses under the terms of the collaboration agreement of $1.5 million in the six-month period ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million, or 34% to $15.2 million in the six-month period ended June 30, 2008, compared to $11.3 million in the corresponding period in 2007.  Professional fees increased by $3.7 million to $10.8 million in the six-month period ended June 30, 2008, compared to $7.1 million in the corresponding period in 2007 due primarily to costs related to corporate and commercial development initiatives that support our expanding product development activities, and to our patent litigation as well as miscellaneous increases in various general and overhead expenses of $539,000.

Interest Income/Expense

Interest income increased to $928,000 in the six-month period ended June 30, 2008 from $731,000 in the corresponding period in 2007, as a result of a higher average balance of funds invested in 2008, offset in part by lower interest yields from our investments.

Interest expense increased to $271,000 in the six-month period ended June 30, 2008 from $202,000 in the corresponding period in 2007, as a result of higher average loan balances in 2008 offset in part by lower interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $34.9 million in the six-month period ended June 30, 2008 compared to a loss from operations of $32.5 million in the corresponding period in 2007, an increase of $2.4 million, or 8%.

We reported a net loss of $34.3 million in the six-month period ended June 30, 2008, compared to a net loss of $32.0 million in the corresponding period in 2007, an increase in net loss of $2.3 million or 7%, and a net loss per share of $0.49 and $0.48, respectively.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  In addition, our collaboration with Merck for the development and commercialization of deforolimus provides for additional funding in the form of up-front and potential milestone payments, as well as the sharing of development costs for deforolimus.  Under the collaboration, we also have access to up to $200 million in interest-bearing, repayable development cost advances after the Company has paid $150 million in global development costs.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and six months ended June 30, 2008 and 2007, our sources of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Proceeds from issuance of common stock pursuant to stock option and purchase plans	$62	$873	$139	$1,120
Proceeds from long-term borrowings			10,505
Proceeds from issuance of common stock, net of issuance costs				12,300
	$62	$873	$10,644	$13,420

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

On February 14, 2007, we entered into an agreement with Azimuth Opportunity Ltd., or Azimuth, under which we may offer and sell, at our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the agreement, the lesser of up to $50 million of our common stock, or the number of shares which is one less than twenty percent of the issued and outstanding shares of our common stock as of the effective date of the agreement.  These shares will be registered under the shelf registration statement we filed in January 30, 2007.  The per share purchase price for these shares will equal the daily volume weighted average price of our common stock on such date, less a discount ranging from 3.5% to 5.5%, with a minimum purchase price of $3.00 per share below which Azimuth is not required to purchase shares of our common stock.  The agreement expires on September 1, 2008.

In March 2007, we sold to Azimuth 3,072,393 shares of our common stock pursuant to this agreement.  We received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses.  These shares were registered under our shelf registration statement filed on January 30, 2007.  As of June 30, 2008, we have $37.5 million available under our equity financing facility with Azimuth and $87.5 million of securities remaining for issuance under our shelf registration statement.

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and six months ended June 30, 2008 and 2007, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007

Net cash used in operating activities	$18,442	$13,730	$31,716	$26,367
Purchases of marketable securities, net of maturities	1,237	4,530	(98)	11,461
Repayment of borrowings	350	480	670	960
Investment in intangible assets	123	99	352	299
Investment in property and equipment	1,399	214	3,278	294
	$21,551	$19,053	$35,918	$39,381

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements.  As noted above, our net loss for the six months ended June 30, 2008 increased by $2.3 million, as compared to the corresponding period in 2007, due primarily to increased operating expenses.  As a result of changes in our working capital requirements, our net cash used in operations increased by $5.3 million in the six-month period ended June 30, 2008 as compared to the corresponding period in 2007.

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and six-month periods ended June 30, 2008 and 2007, purchase of marketable securities, proceeds from maturities of marketable securities, and the resulting net amount reinvested or retained as cash for payment of obligations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007

Purchases of marketable securities	$17,432	$19,766	$30,452	$34,804
Proceeds from sales and maturities of marketable securities	(16,195)	(15,236)	(30,550)	(23,343)
	$1,237	$4,530	$(98)	$11,461

As noted above, we expect that our net loss will increase in the remainder of 2008 due to continued progress in development of our product candidates.  However, we expect that we will receive additional milestone payments from Merck in the remainder of 2008 consistent with our global development plan for deforolimus; such milestone payments, if received, will have a favorable impact on our cash used in operations.  We also expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will increase in support of our product development activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2008, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of June 30, 2008:

		Payments Due By Period
In thousands	Total	In 2008	2009 through 2011	2012 through 2013	After 2013

Long-term debt	$13,650	$700	$7,000	$5,950	$	---
Operating leases	8,566	1,049	6,294	1,223		---
Employment agreements	12,036	2,482	9,554	---		---
Other long-term obligations	5,638	556	2,934	1,352		796
Total fixed contractual obligations	$39,890	$4,787	$25,782	$8,525		$796

Long-term debt obligations above include only scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 5.0%, our average interest rate on our debt at June 30, 2008, over the remaining term of the debt, our interest expense would total approximately $505,000 for the remainder of 2008, $1.6 million in the period 2009 through 2011, and $221,000 in the period 2012 through 2013.

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

Liquidity

At June 30, 2008, we had cash, cash equivalents and marketable securities totaling $60.0 million and working capital of $40.4 million, compared to cash, cash equivalents and marketable securities totaling $85.2 million and working capital of $64.6 million at December 31, 2007.

Taking into account the impact of the Merck collaboration, we believe that our cash, cash equivalents and marketable securities on hand at June 30, 2008 should be sufficient to satisfy our capital and operating requirements for more than twelve months.  There are numerous factors that are likely to affect our spending levels, including the planned expansion of clinical trials and other development activities for deforolimus in collaboration with Merck, the planned initiation of clinical trials for AP24534, the progress of our discovery research programs, the impact of potential business development activities, the potential acquisition of or other strategic transaction regarding the minority stockholders’ interests in AGTI, and developments in our NF-kB patent litigation, among other factors.  These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.  In any event, we may require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit, (2) enter into new long-term debt or other credit agreements, (3) enter into partnerships for our product candidates, and/or (4) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property portfolios.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at June 30, 2008, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds.  The fair value of our obligations under this program is reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of June 30, 2008, we would have incurred approximately $119,000 of additional compensation expense in the six-month period ended June 30, 2008.

At June 30, 2008, we had $13.65 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (50.0 basis points at June 30, 2008), we would incur approximately $65,000 of additional interest expense per year based on expected balances over the next twelve months.

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

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented in our Form 10-Q for the period ended March 31, 2008.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 12, 2008.  Of 69,446,170 shares of common stock issued and outstanding and eligible to vote as of the record date of April 21, 2008, a quorum of 52,415,383 shares, or 80% of the eligible shares, was present in person or represented by proxy.  The following actions were taken at such meeting.

(a)	Reelection of the following Class 2 Directors of the Company.

	Voted For	Withheld Authority
Jay R. LaMarche	50,482,780	1,932,603
Sandford D. Smith	43,700,627	8,714,756
Elizabeth H. S. Wyatt	50,541,950	1,878,433

After the meeting, Harvey J. Berger, M.D., Michael D. Kishbauch and Burton E. Sobel, M.D., continued to serve as our Class 3 Directors for terms which expire in 2009 and until their successors are duly elected and qualified, and Athanase Lavidas, Ph.D. and Peter J. Nelson continued to serve as our Class 1 Directors for terms which expire in 2010 and until their successors are duly elected and qualified.  On June 25, 2008, Peter J. Nelson notified us that he will resign from the Board of Directors, effective August 29, 2008, due to other work commitments.

(b)
Approval of an amendment to the ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan and reservation of an additional 500,000 shares of common stock for issuance pursuant to this Plan.  The voting results were 22,365,770 votes for, 1,292,597 votes against, and 129,736 votes abstaining, with 28,627,280 broker non-votes.

(c)
Ratification of the selection of the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008.  The voting results were 50,941,055 votes for, 1,126,421 votes against, and 347,906 votes abstaining.

ITEM 5.       OTHER INFORMATION

On May 7, 2008, the Company and its 80%-owned subsidiary, ARIAD Gene Therapeutics, Inc., entered into an agreement with Merck & Co., Inc. (“Merck”) for the supply of active pharmaceutical ingredient (“API”) and drug product for the Company’s lead product candidate, deforolimus (the “Supply Agreement”).  The Supply Agreement was entered into pursuant to the provisions of the Collaboration Agreement between Merck and the Company dated July 11, 2007 (the “Collaboration Agreement”).  Under the terms of the Supply Agreement, the Company will be responsible for supplying the API and Merck will be responsible for supplying of the finished drug product for clinical trials and any commercialization of deforolimus by the parties under the Collaboration Agreement.  The Supply Agreement also provides that sales of API and finished drug product between the parties will be made at their respective manufacturing costs.  The term of the Supply Agreement coincides with the term of the Collaboration Agreement.  The Supply Agreement provides for early termination upon termination or expiration of the Collaboration Agreement, upon mutual consent of the parties, for uncured breach of the terms of the agreement or for insolvency of either party.

ITEM 6.       EXHIBITS

10.1
Amended and Restated ARIAD Pharmaceuticals, Inc., 1997 Employee Stock Purchase Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 29, 2008 and incorporated herein by reference).

10.2	Deforolimus API and Tablet Supply Agreement dated May 7, 2008 among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc.*

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer
(Principal financial officer
Date: August 11, 2008		and chief accounting officer)

EXHIBIT INDEX

Exhibit	Title
No.

10.1
Amended and Restated ARIAD Pharmaceuticals, Inc., 1997 Employee Stock Purchase Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 29, 2008 and incorporated herein by reference).

10.2	Deforolimus API and Tablet Supply Agreement dated May 7, 2008 among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and Merck & Co., Inc.*

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit.