Form 10-Q
period 2008-09-30
ARIAD PHARMACEUTICALS INC
filed 2008-11-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2008 was 69,564,663.

ARIAD PHARMACEUTICALS, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,134	$67,864
Marketable securities	17,575	17,334
Amounts due under collaboration agreement	8,447	4,588
Inventory and other current assets	2,834	2,374

Total current assets	63,990	92,160

Property and equipment:
Leasehold improvements	21,497	18,400
Equipment and furniture	14,513	11,749

Total	36,010	30,149
Less accumulated depreciation and amortization	(26,685)	(25,134)

Property and equipment, net	9,325	5,015

Intangible and other assets, net	9,899	3,930

Total assets	$83,214	$101,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,400	$3,815
Accounts payable	4,452	5,049
Accrued compensation and benefits	1,098	523
Accrued product development expenses	9,747	7,287
Other accrued expenses	5,253	4,331
Current portion of deferred executive compensation	831	745
Current portion of deferred revenue	6,869	5,819
Current portion of capital lease payable	70	---
Accrued merger consideration	5,912	---

Total current liabilities	35,632	27,569

Long-term debt	11,900	---

Capital lease payable	87	---

Deferred revenue	91,996	80,026

Deferred executive compensation	1,177	1,410

Stockholders’ equity (deficit):
Common stock, $.001 par value; authorized, 145,000,000 shares; issued and outstanding, 69,537,867 shares in 2008 and 69,241,490 shares in 2007	70	69
Additional paid-in capital	364,161	359,576
Accumulated other comprehensive income	10	3
Accumulated deficit	(421,819)	(367,548)

Total stockholders’ deficit	(57,578)	(7,900)

Total liabilities and stockholders’ equity (deficit)	$83,214	$101,105

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2008	2007	2008	2007

License and collaboration revenue	$1,536	$1,602	$4,481	$1,981

Operating expenses:
Research and development	13,365	8,242	36,067	29,805
General and administrative	8,255	5,006	23,431	16,307

Total operating expenses	21,620	13,248	59,498	46,112

Loss from operations	(20,084)	(11,646)	(55,017)	(44,131)

Other income (expense):
Interest income	238	878	1,166	1,609
Interest expense	(147)	(82)	(419)	(284)

Total other income, net	91	796	747	1,325

Net loss	$(19,993)	$(10,850)	$(54,270)	$(42,806)

Net loss per share	$(.29)	$(.16)	$(.78)	$(.63)

Weighted-average number of shares ofcommon stock outstanding	69,429,185	69,160,289	69,369,602	67,870,622

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
In thousands	2008	2007

Cash flows from operating activities:
Net loss	$(54,270)	$(42,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,043	1,765
Accretion of discount on marketable securities	(342)	(609)
Deferred executive compensation expense	515	745
Stock-based compensation	4,256	4,487
Increase (decrease) from:
Inventory and other current assets	(460)	(599)
Amounts due under collaboration agreement	(3,859)	(3,421)
Other assets	13	(4)
Accounts payable	(597)	(1,900)
Accrued compensation and benefits	575	344
Accrued product development expenses	2,460	(133)
Other accrued expenses	922	3,220
Deferred revenue	13,020	73,344
Deferred executive compensation paid	(662)	(508)

Net cash used in operating activities	(36,386)	33,925

Cash flows from investing activities:
Proceeds from maturities of marketable securities	42,599	43,377
Purchases of marketable securities	(42,491)	(51,916)
Investment in property and equipment	(5,666)	(725)
Investment in intangible assets	(562)	(371)

Net cash used in investing activities	(6,120)	(9,635)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,505	---
Repayment of borrowings	(1,020)	(1,440)
Principal payments under capital lease obligations	(38)	---
Proceeds from the issuance of stock, net of issuance costs	---	12,300
Proceeds from issuance of stock pursuant to stock option and purchase plans	329	1,997

Net cash provided by financing activities	9,776	12,857

Net decrease in cash and cash equivalents	(32,730)	37,147
Cash and cash equivalents, beginning of period	67,864	31,728

Cash and cash equivalents, end of period	$35,134	$68,875

Supplemental disclosure of non-cash activities:
Purchase of minority interest in subsidiary for common stock (Note 7)	$5,912

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.      Management Statement

The accompanying unaudited condensed consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc. (“ARIAD”) and its subsidiaries (collectively, the “Company”).  ARIAD Gene Therapeutics, Inc., an 80%-owned subsidiary of ARIAD, was merged with and into ARIAD on September 12, 2008 (see Note 7).  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007.  The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

At September 30, 2008, the Company has cash, cash equivalents and marketable securities totaling $52.7 million.  The Company believes that the combination of its cash, cash equivalents and marketable securities, together with funding available pursuant to its collaboration with Merck & Co., Inc. (Note 2) provide sufficient resources for the Company to satisfy its operating and capital requirements through mid third quarter of 2009.  See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity”.

2.      Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) for the joint global development and commercialization of deforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in multiple types of cancer, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50% of the global development costs, except that Merck will fund 100% of any cost of development that is specific to development or commercialization of deforolimus outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company is responsible for supplying the active pharmaceutical ingredient used in the product and Merck is responsible for the formulation of the finished product, all under a separate supply agreement between the parties entered into in May 2008.

The Collaboration Agreement provides that, in the United States, the Company and Merck will co-promote the product, the Company will distribute and sell the product for all cancer indications and record all sales, and each party will receive 50% of the profit from such sales.  Outside the United States, Merck will distribute, sell and promote the product and book all sales, and Merck will pay the Company tiered double-digit royalties on such sales.  Royalties are payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies the active pharmaceutical ingredient to Merck under the supply agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments of which $28.5 million has been paid through September 30, 2008, based on the successful development of deforolimus in multiple cancer indications, and up to $200 million based on achievement of specified product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

Through September 30, 2008, ARIAD has received the following up-front and milestone payments under the Collaboration Agreement.  These up-front and milestone payments have been deferred and are being recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Amount (in millions)	Period Received	Event

$75.0	3Q2007	Up-front payment

13.5	4Q2007	Initiation of Phase 3 clinical trial in patients with metastatic soft-tissue and bone sarcomas

15.0	3Q2008	Initiation of Phase 2 clinical trial in patients with advanced breast cancer
$103.5

In addition, ARIAD has announced the initiation of additional clinical trials for which it has received or expects to receive additional milestone payments under the Collaboration Agreement upon treatment of the first patient in each of the trials, as follows:

Amount (in millions)	Period Received	Event

$2.5	4Q2008	Initiation of Phase 2 clinical trial in patients with advanced endometrial cancer

12.5	Expected 4Q08	Initiation of Phase 2 clinical trial in patients with advanced prostate cancer
$15.0

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received are recorded as such on the Company’s balance sheet.  At September 30, 2008, the Company has recorded an amount due from Merck under the collaboration agreement of $8.4 million.

3.      Long-Term Debt

Long-term debt was comprised of the following at September 30, 2008 and December 31, 2007:

In thousands	September 30, 2008	December 31, 2007
Bank term note	$13,300		$3,815
Less current portion	(1,400)		(3,815)
	$11,900	$	---

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

The annual aggregate future principal payments of the above loan, as amended, are $350,000 for the remainder of 2008, $1.4 million in 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012 and $1.2 million in 2013.

4.      Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month and nine-month periods ended September 30, 2008 and 2007 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Compensation cost from:
Stock options	$1,067	$1,170	$3,552	$3,862
Stock and stock units	292	91	651	571
Purchases of common stock at a discount	17	18	53	54
	$1,376	$1,279	$4,256	$4,487

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Compensation cost included in:
Research and development expenses	$753	$752	$2,393	$2,292
General and administrative expenses	623	527	1,863	2,195
	$1,376	$1,279	$4,256	$4,487

During the nine-month periods ended September 30, 2008 and 2007, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Nine Months Ended September 30,
	2008			2007
		Weighted-Average Grant-Date Fair Value			Weighted-Average Grant-Date Fair Value
			Total Fair Value			Total Fair Value
	Shares			Shares
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	899,465	$2.07	$1,862	2,092,220	$3.28	$6,862
Stock and stock units	612,500	3.57	2,187	134,000	4.94	662
Purchases of common stock at a discount	77,018	.69	53	39,041	1.41	55
	1,588,983			2,265,261

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007

Expected life of options granted (in years)	6.91	7.60
Expected volatility	69.0%	68.02%
Risk free interest rate	3.29%	4.47%
Expected annual dividends	0%	0%

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

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  The Company accrues a liability based on the awards ratably over the vesting period.  The recorded balances of such awards are increased or decreased based on the actual total return and quoted market prices of specified mutual funds.  In April 2008 and 2007, the Company made awards in the aggregate amount of $908,000 and $1,403,000 to thirteen and to eleven officers, respectively.  Total expense related to these plans amounted to $515,000 and $745,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

6.      Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the periods ended September 30, 2008 and 2007, options to purchase 7,740,087 and 7,416,794 shares of common stock, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.

7.      Merger of AGTI into ARIAD Pharmaceuticals, Inc.

On September 11, 2008, ARIAD and ARIAD Gene Therapeutics, Inc. (“AGTI”) entered into a merger agreement, pursuant to which AGTI was merged with and into ARIAD on September 12, 2008 with ARIAD as the surviving company.  Prior to the merger, AGTI was an 80 percent-owned subsidiary of ARIAD.  The minority stockholders of AGTI included Harvey J. Berger, M.D., the Company’s Chairman and Chief Executive Officer, Jay R. LaMarche, the Company’s former Chief Financial Officer and a member of the Board of Directors of the Company, several of the Company’s current and former officers and scientific advisors, Harvard University, and Stanford University.  ARIAD effectuated the merger to eliminate conflicts of interest between ARIAD and AGTI, to ensure that ARIAD will receive benefits from the successful commercialization of its products proportionate to its investment and to create additional value for its stockholders.

Under the terms of the merger agreement, each outstanding share of AGTI common stock owned by AGTI’s minority stockholders, except for shares held by AGTI stockholders who properly demanded appraisal rights, was converted into the right to receive two shares of ARIAD common stock.  The shares of ARIAD common stock issued in the merger were not registered under the Securities Act of 1933, as amended, and were issued in reliance on an exemption from registration related to sales by an issuer not involving a public offering.  Not taking into account the exercise of any appraisal rights, (i) a total of 2,252,128 shares of ARIAD common stock, representing approximately 3.1 percent of the outstanding common stock of ARIAD following the transaction, would have been issued, and (ii) the total value of the acquisition of the minority interest of AGTI was approximately $5.9 million, based on the closing market price of ARIAD common stock on September 12, 2008 discounted to reflect the fact that the ARIAD shares issued were not registered with the U.S. Securities and Exchange Commission.

The minority stockholders of AGTI had the right until October 12, 2008 to demand appraisal of their shares and seek a judicial determination of the fair value of such shares in accordance with the provisions of the Delaware General Corporation Law.  Stockholders owning a total of 226,426 shares of AGTI common stock have notified ARIAD of their intention to demand appraisal of their shares.  Under such provisions, a dissenting stockholder must file a petition with the Delaware Court of Chancery within 120 days of the merger date or else the appraisal rights of all dissenting stockholder will terminate.  If a petition for an appraisal is filed in a timely manner, at a hearing on the petition, the Delaware Court of Chancery will determine which AGTI stockholders have complied with the Delaware statute and who have become entitled to appraisal rights; then it will appraise the shares of AGTI common stock owned by those AGTI stockholders.  The court will determine the fair value of those shares, taking into account all relevant factors, exclusive of any element of value arising from the accomplishment or expectation of the merger, together with interest, to be paid, if any, upon the fair value.  Unless the court, in its sole discretion, determines otherwise, interest from the effective date of the merger through the date of payment of the judgment shall be compounded quarterly and shall accrue at 5% over the Federal Reserve discount rate (including any surcharge) as established from time to time during the period between the effective date of the merger and the date of payment of the judgment.  Any additional consideration provided upon judgment or settlement will be recorded as an adjustment to the intangible asset.

Upon expiration of the appraisal period in October 2008, an aggregate of 1,799,276 shares of ARIAD common stock were issued to former AGTI stockholders who had not exercised appraisal rights.  The shares were not registered under the Securities Act of 1933, as amended, and will become eligible for sale under Rule 144 in six months.

As of September 30, 2008, the cost of the acquisition of the 20-percent minority interest of $5.9 million was accounted for using the purchase method of accounting.  The cost has been allocated to intangible assets and will be amortized over approximately fifteen years, the remaining life of the patents related to AGTI’s technology.  The value of ARIAD’s obligation to the minority stockholders of AGTI has been recorded as a liability until shares of ARIAD common stock are issued to former AGTI stockholders or the outcome of the process to determine the fair value of AGTI shares owned by dissenting stockholders is finalized.

The following table presents pro forma results of operations data as if the acquisition of the 20-percent minority interest of AGTI had occurred at the beginning of the periods presented.

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
In thousands, except per share data	Historical	Pro Forma	Historical	Pro Forma

Revenue	$1,536	$1,536	$4,481	$4,481
Operating expenses	$21,620	$21,716	$59,498	$59,786
Net loss	$(19,993)	$(20,089)	$(54,270)	$(54,558)

Net loss per share	$(0.29)	$(0.28)	$(0.78)	$(0.76)

8.      Litigation

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

As disclosed in the Company’s Form 10-K as of December 31, 2007 and Form 10-Q as of March 31, 2008, in 2002, the Company, together with Massachusetts Institute of Technology (“MIT”), The Whitehead Institute for Biomedical Research (“Whitehead”) and Harvard University (“Harvard”) (collectively, the Plaintiffs) filed a lawsuit in the United States District Court for the District of Massachusetts (the “U.S. District Court“) against Eli Lilly and Company (“Lilly”) alleging infringement of four claims (the “NF-κB ‘516 Claims”) of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”), covering methods of treating human disease by regulating NF-κB cell-signaling activity through sales of Lilly’s drugs, Evista® and Xigris®. In 2006, a jury rendered a verdict in favor of the Plaintiffs and awarded damages of $65.2 million to the Plaintiffs, plus further damages equal to 2.3% of U.S. sales of Evista and Xigris from February 28, 2006 through the year 2019, when the patent expires.  Lilly filed a notice of appeal on March 10, 2008 of the jury’s verdict and other rulings by the U.S. District Court with the U.S. Court of Appeals for the Federal Circuit (the “CAFC”).

Lilly filed its opening brief with the CAFC on June 18, 2008.  On June 27, 2008, Wyeth Corp. (“Wyeth”) filed in the CAFC an amicus curiae or “friends of the court” brief in support of Lilly’s arguments, along with a motion seeking the CAFC’s permission to file its brief, which was denied by the CAFC on August 18, 2008. Plaintiff’s opposition to Lilly’s brief was filed on September 26, 2008, and Lilly’s reply brief is due on November 11, 2008, after which the CAFC will schedule oral argument on the issues presented for appeal.

Amgen Litigation

Also as disclosed in the Company’s Form 10-K as of December 31, 2007 and Form 10-Q as of March 31, 2008, in April 2006, Amgen Inc. and certain affiliated entities (“Amgen“) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court“) seeking a declaratory judgment that each of the claims contained in the ‘516 Patent is invalid and that Amgen has not infringed any of the claims of the ‘516 Patent based on activities related to Amgen’s products, Enbrel® and Kineret®. In April 2007, the Company, together with MIT, Whitehead, and Harvard, filed a counterclaim against Amgen, and joining Wyeth Corp. alleged infringement of the ‘516 Patent based on activities related to Enbrel and Kineret, as well as the Company’s answer to Amgen’s complaint, counter-claim and demand for jury trial. In December 2007, the Company agreed to dismiss its claims against Wyeth pending final resolution of the litigation against Amgen.

The claim construction hearing was held and arguments on the pending dispositive motions were heard on June 19, 2008.  On September 19, 2008, the Delaware Court issued a series of rulings that, among other things: (i) granted Amgen’s motion for summary judgment of non-infringement of the asserted seven (7) claims of the ‘516 Patent based on activities related to Enbrel, (ii) granted the Company’s motion seeking to dismiss for lack of jurisdiction under the Declaratory Judgment Act Amgen’s challenges to the validity of claims of the ‘516 Patent that are not being asserted against Enbrel,  and (iii) granted in part and denied in part the Company’s motion for partial summary judgment with respect to Amgen’s inequitable conduct defense.  With respect to its summary judgment ruling of non-infringement, the Delaware Court found that the administration of Enbrel falls outside the scope of the asserted claims based on its interpretation of these claims to exclude extracellular methods of reducing NF-κB activity.

On October 3, 2008, the Delaware Court granted the Company’s motion to permit an immediate appeal to the CAFC of its claim construction order and summary judgment ruling of non-infringement by Enbrel  of the asserted seven (7) claims of the ‘516 Patent.  The Delaware Court also cancelled the trial scheduled to commence on November 3, 2008 with respect to Amgen’s challenges to the validity and enforceability of the ‘516 Patent Claims and administratively closed the case.  The Company filed its notice of appeal on October 6, 2008 in order to seek reinterpretation of the asserted ‘516 Patent claims by the CAFC so that the Company’s infringement case against Amgen may proceed in the Delaware Court. Amgen’s challenges to the validity and enforceability of the ‘516 Patent Claims would likely be considered by the Delaware Court at that time.  The Company’s opening brief is due to be filed in the CAFC by December 16, 2008.  Amgen’s opposition to the Company’s brief is be due on January 26, 2009, and the Company’s reply brief is due on February 9, 2009, after which the CAFC will schedule oral argument on the issues presented for appeal.

PTO Reexamination

On April 4, 2005, Lilly filed a request in the PTO to reexamine the patentability of certain claims of the ‘516 Patent.  An unrelated third party filed a similar request in the PTO on December 2, 2005 to reexamine the patentability of certain claims of the ‘516 Patent.  These two requests have been granted and were merged by the PTO into a single reexamination proceeding.

On October 16, 2008, the PTO issued a final office action confirming as patentable 53 claims of the ‘516 patent, while rejecting 45 of the remaining  claims, including claims relating to the Lilly litigation and claims relating to the Amgen litigation, and also rejecting the eight new claims filed by the Company on October 22, 2007.  The Company’s response to the final office action is due on December 16, 2008.

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

9.      Recently Adopted or Issued Accounting Pronouncements

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

ITEM 2.    MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries unless the context requires otherwise.

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

Our lead cancer product candidate, deforolimus, previously known as AP23573, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize deforolimus for use in cancer.  We initiated patient enrollment in our initial Phase 3 clinical trial of deforolimus in patients with metastatic sarcoma in the third quarter of 2007.  In addition, in 2008 we or Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, advanced endometrial cancer and advanced prostate cancer.

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

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of deforolimus in multiple cancer indications, of which $28.5 million has been paid to us through the third quarter of 2008, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The upfront payment and milestone payments, when earned by us and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs.  The collaboration agreement provides that each party will receive 50% of the profit from the sales of deforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of deforolimus outside the United States.

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

On September 11, 2008, we entered into a merger agreement with our eighty-percent owned subsidiary, ARIAD Gene Therapeutics, Inc., or AGTI, pursuant to which AGTI was merged with and into ARIAD on September 12, 2008, as described in more detail in Note 7 to the accompanying financial statements.

As of September 30, 2008, we had an accumulated deficit of $421.8 million and cash, cash equivalents and marketable securities of $52.7 million and working capital of $28.4 million.

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

For the nine-month period ended September 30, 2008, we reported license and collaboration revenue of $4.5 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of deforolimus, as of September 30, 2008, we have received an up-front payment of $75 million and we have received and/or earned milestone payments totaling $31.0 million.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At September 30, 2008, we reported $9.9 million of intangible assets, consisting of the recorded value of the technology associated with the Company’s acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that it did not previously own, as well as capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying technology, patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the underlying technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of September 30, 2008 of intangible assets related to our NF-κB technology is $386,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

Under our deferred executive compensation plans, we are required to adjust our recorded obligations to our employees on a periodic basis based on the quoted market value of certain underlying mutual funds.  Fluctuations in the quoted market value of such mutual funds can result in uneven expense charges or credits to our statements of operations.  If, for example, the quoted market prices of the underlying mutual funds were 10% higher at September 30, 2008, we would have recognized an additional $104,000 in compensation expense in the nine-month period ended September 30, 2008.

In determining expense related to stock-based compensation, we utilize the Black-Scholes valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted during the nine-month period ended September 30, 2008 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $453,000, $283,000, or $168,000 respectively.

Results of Operations

For the three months ended September 30, 2008 and 2007

Revenue

We recognized license and collaboration revenue of $1.5 million in the three-month period ended September 30, 2008, compared to $1.6 million in the corresponding period in 2007.  License and collaboration revenue consists primarily of revenue recognized from the Merck collaboration of $1.5 million, based on the non-refundable up-front and milestone payments totaling $103.5 million received from Merck through September 30, 2008, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $5.1 million, or 62%, to $13.4 million in the three-month period ended September 30, 2008, compared to $8.2 million in the corresponding period in 2007, as described in further detail below.

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

•	conduct of clinical trials and supporting non-clinical studies designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a New Drug Application, or NDA (or similar filings with regulatory agencies outside the United States).

Upon approval by the appropriate regulatory authorities, including in some countries approval of product pricing, we may commence commercial marketing and distribution of the product.

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses.  Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture product candidates, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies and include our share of the external and internal costs of Merck related to the development of deforolimus.  These costs are accumulated and tracked by product candidate.  All other R&D expenses consist of our costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our R&D efforts and are net of Merck’s share of our internal costs related to the development of deforolimus.  These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.  These costs have not been tracked by product candidate because the number of product candidates and projects in R&D may vary from time to time and because we utilize internal resources across multiple projects at the same time.

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

Our R&D expenses for the three-month period ended September 30, 2008, as compared to the corresponding period in 2007, were as follows:

	Three months ended September 30,		Increase/
In thousands	2008	2007	(decrease)
Direct external expenses:
Clinical programs	$6,303	$1,721	$4,582
Preclinical programs	---	508	(508)
All other R&D expenses	7,062	6,013	1,049
	$13,365	$8,242	$5,123

Our clinical programs consist of deforolimus, our lead product candidate, and AP24534, our kinase inhibitor program for which we filed an IND in late 2007.  Commencing in the third quarter of 2007, the direct external expenses for deforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for deforolimus were $5.3 million in the three-month period ended September 30, 2008, an increase of $3.6 million, as compared to the corresponding period in 2007.  This increase is due primarily to increases in clinical trial costs of $2.5 million, contract manufacturing costs of $361,000 and costs of non-clinical studies of $946,000 in the three-month period ended September 30, 2008 as compared to the corresponding period in 2007, offset in part by an increase in Merck’s share of such expenses in the third quarter of 2008 of $1.9 million.  In addition, costs for Merck’s services provided to the collaboration increased by $1.4 million in the three-month period ended September 30, 2008, as compared to the corresponding period in 2007.  Clinical trial costs and manufacturing costs increased due to increasing enrollment in our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas and the initiation of enrollment in the quarter ended September 30, 2008 in Phase 2 clinical trials of deforolimus in patients with breast cancer and endometrial cancer.  Costs of non-clinical studies increased due to the initiation and conduct of toxicology studies of deforolimus required to support regulatory filings with the FDA.  Through September 30, 2008, we have incurred a total of approximately $84.1 million in direct external expenses for deforolimus from the date it became a clinical program, net of Merck’s share of such expenses.  We expect that our direct external costs for deforolimus, net of Merck’s share of such costs, will increase in the fourth quarter of 2008 as we continue enrollment of patients in our on-going clinical trials for this product candidate, initiate enrollment in additional clinical trials and expand other clinical and non-clinical development activities with Merck.

Direct external expenses for our second clinical program, AP24534, were $1.0 million for the three-month period ended September 30, 2008 which consisted primarily of clinical costs of $406,000, contract manufacturing costs of $302,000 and costs of non-clinical studies of $251,000 as we continued enrollment in our first Phase 1 clinical trial of this product candidate.  We expect that our direct external costs for AP24534 will increase in the fourth quarter of 2008 as we continue to enroll patients in this clinical trial and continue development of this product candidate.

We incurred no direct external expenses for preclinical programs in the three-month period ended September 30, 2008 as, at the current time, no R&D programs are designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  Direct external expenses for preclinical programs for the period ended September 30, 2007 relate primarily to costs for toxicology and contract manufacturing studies for AP24534 in support of the filing of the IND in late 2007.

All other R&D expenses increased by $1.0 million in the three-month period ended September 30, 2008 as compared to the corresponding period in 2007.  This increase is due to an increase in personnel expenses of $1.0 million related primarily to the hiring of additional R&D personnel and related expenses, an increase in overhead expenses of $403,000 due primarily to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007 and an increase in professional fees of $350,000 related to support of our development activities.  Merck’s allocated share of such expenses under the terms of the collaboration agreement was $2.1 million in the three-month period ended September 30, 2008 as compared to $975,000 in the corresponding period in 2007.  We expect that all other R&D expenses may increase slightly in the fourth quarter of 2008 to support our R&D programs.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 65%, to $8.3 million in the three-month period ended September 30, 2008, compared to $5.0 million in the corresponding period in 2007.  The increase in expenses was due primarily to an increase in personnel expenses of $755,000 to $2.1 million in the three-month period ended September 30, 2008, compared to $1.3 million in the corresponding period in 2007 resulting from the hiring of additional general and administrative personnel and related expenses, and an increase in professional services of $2.1 million.  The increase in professional services was related to an increase in legal fees associated with our patent litigation and an increase in our expenses related to commercial operations initiatives.  We expect that our general and administrative expenses will decrease slightly in the fourth quarter of 2008 reflecting a decrease in activities related to our patent litigation.

We expect that our operating expenses in total, net of Merck’s share of development costs of deforolimus, will increase slightly in the fourth quarter of 2008 for the reasons described above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to deforolimus pursuant to our collaboration with Merck, the enrollment of patients in, and initiation of additional clinical trials and the required manufacturing for AP24534, and the status of our patent infringement litigation with Lilly and Amgen.

Interest Income/Expense

Interest income decreased to $238,000 in the three-month period ended September 30, 2008 from $878,000 in the corresponding period in 2007, as a result of lower interest yields from our investments and a lower average balance of funds invested in 2008.

Interest expense increased to $147,000 in the three-month period ended September 30, 2008 from $82,000 in the corresponding period in 2007, as a result of higher average loan balances in 2008 offset in part by lower interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $20.1 million in the three-month period ended September 30, 2008 compared to a loss from operations of $11.6 million in the corresponding period in 2007, an increase of $8.4 million, or 72%.  We expect that our loss from operations will increase slightly in the fourth quarter of 2008 due to the various factors discussed above under “Revenue” and “Operating Expenses.”  Losses in future periods may fluctuate depending on the progress of our product development programs and the status of our patent infringement litigation.  The extent of operating losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

We reported a net loss of $20.0 million in the three-month period ended September 30, 2008, compared to a net loss of $10.9 million in the corresponding period in 2007, an increase in net loss of $9.1 million or 84%, and a net loss per share of $0.29 and $0.16, respectively.

Results of Operations

For the nine months ended September 30, 2008 and 2007

Revenue

We recognized license and collaboration revenue of $4.5 million in the nine-month period ended September 30, 2008, compared to $2.0 million in the corresponding period in 2007.  The increase in license and collaboration revenue was due primarily to an increase in the revenue recognized from the Merck collaboration of $2.9 million, based on the non-refundable up-front and milestone payments totaling $103.5 million received from Merck through September 30, 2008, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $6.3 million, or 21%, to $36.1 million in the nine-month period ended September 30, 2008, compared to $29.8 million in the corresponding period in 2007.

Our R&D expenses for the nine-month period ended September 30, 2008, as compared to the corresponding period in 2007, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2008	2007	(decrease)
Direct external expenses:
Clinical programs	$16,069	$7,516	$8,553
Preclinical programs	---	3,344	(3,344)
All other R&D expenses	19,998	18,945	1,053
	$36,067	$29,805	$6,262

Direct external expenses for deforolimus were $13.4 million in the nine-month period ended September 30, 2008, an increase of $5.9 million, as compared to the corresponding period in 2007.  This increase is due to an increase in clinical trial costs of $6.1 million, costs of non-clinical studies of $2.1 million and manufacturing costs of $1.5 million in the nine-month period ended September 30, 2008, as compared to the corresponding period in 2007, offset in part by an increase in Merck’s share of expenses of $8.0 million for the nine-month period ended September 30, 2008.  In addition, costs for Merck’s services provided to the collaboration increased by $3.4 million in the nine-month period ended September 30, 2008, as compared to the corresponding period in 2007.  Clinical trial costs and contract manufacturing costs increased due to increasing enrollment in our Phase 3 clinical trial of deforolimus in patients with metastatic sarcomas and initiation of enrollment in 2008 in Phase 2 clinical trials of deforolimus in patients with breast cancer and endometrial cancer.  Costs of non-clinical studies increased due to the initiation and conduct of toxicology studies of deforolimus required to support regulatory filings with the FDA.

Direct external expenses for our second clinical program, AP24534, were $2.7 million for the nine-month period ended September 30, 2008, which consisted primarily of clinical trial costs of $760,000 and contract manufacturing costs of $1.4 million as we initiated enrollment in our first Phase 1 clinical trial of this product candidate.

We incurred no direct external expenses for preclinical programs in the nine-month period ended September 30, 2008 as, at the current time, no R&D programs are designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  Direct external expenses for preclinical programs for the period ended September 30, 2007 relate primarily to costs for toxicology and contract manufacturing studies for AP24534 in support of the filing of the IND in late 2007.

All other R&D expenses increased by $1.1 million in the nine-month period ended September 30, 2008 as compared to the corresponding period in 2007.  This increase is due primarily to an increase in personnel expenses of $2.7 million related to the hiring of additional R&D personnel and related expenses, and an increase in overhead expenses of $1.6 million due to the expiration of a sub-lease agreement for a portion of our office and laboratory facility in July 2007 and miscellaneous increases in lab supplies and services and professional services.  These variances were offset in part by an increase in Merck’s allocated share of such expenses under the terms of the collaboration agreement of $4.7 million in the nine-month period ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses increased by $7.1 million, or 44%, to $23.4 million in the nine-month period ended September 30, 2008, compared to $16.3 million in the corresponding period in 2007.  Professional fees increased by $6.7 million to $17.1 million in the nine-month period ended September 30, 2008, compared to $10.4 million in the corresponding period in 2007, due primarily to costs related to corporate and commercial development initiatives that support our expanding product development activities and to our patent litigation, as well as miscellaneous increases in various general and overhead expenses of $646,000.

Interest Income/Expense

Interest income decreased to $1.2 million in the nine-month period ended September 30, 2008 from $1.6 million in the corresponding period in 2007, as a result of lower interest yields from our investments offset in part by a higher average balance of funds invested in 2008.

Interest expense increased to $419,000 in the nine-month period ended September 30, 2008 from $284,000 in the corresponding period in 2007, as a result of higher average loan balances in 2008 offset in part by lower interest rates on our long-term debt.

Operating Results

We reported a loss from operations of $55.0 million in the nine-month period ended September 30, 2008 compared to a loss from operations of $44.1 million in the corresponding period in 2007, an increase of $10.9 million, or 25%.

We reported a net loss of $54.3 million in the nine-month period ended September 30, 2008, compared to a net loss of $42.8 million in the corresponding period in 2007, an increase in net loss of $11.5 million or 27%, and a net loss per share of $0.78 and $0.63, respectively.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  In addition, our collaboration with Merck for the development and commercialization of deforolimus provides for additional funding in the form of up-front and potential milestone payments, as well as the sharing of development costs for deforolimus.  Under the collaboration, we also have access to up to $200 million in interest-bearing, repayable development cost advances after we have paid $150 million in global development costs.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three-month and nine-month periods ended September 30, 2008 and 2007, our sources of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Up-front payment from Merck, included in cash provided by operating activities		$75,000		$75,000
Proceeds from issuance of common stock pursuant to stock option and purchase plans	$191	877	$330	1,997
Proceeds from long-term borrowings			10,505
Proceeds from issuance of common stock, net of issuance costs				12,300
	$191	$75,877	$10,835	$89,297

Our up-front payment from Merck of $75 million was received pursuant to our collaboration agreement for the development and commercialization of deforolimus.  This up-front payment is included in cash provided by operating activities in our consolidated statement of cash flows for the nine months ended September 30, 2007 but is presented separately in this analysis due to the non-recurring nature of this payment.  The agreement also provides for, among other things, the payment by Merck of up to $452 million in development and regulatory milestones during the remaining development of deforolimus. Milestone payments received from Merck are reflected as a reduction of cash used in operating activities in ”Uses of Funds” later in this analysis.

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

In March 2007, we sold 3,072,393 shares of our common stock to Azimuth Opportunity Ltd. pursuant to an equity financing facility between the parties dated February 14, 2007.  We received aggregate gross proceeds from this sale of $12.5 million, or $12.3 million net of issuance expenses.  These shares were registered under our shelf registration statement filed on January 30, 2007.  The equity financing facility expired on September 1, 2008. As of September 30, 2008, we had $87.5 million of securities available for sale under our shelf registration statement.

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property prosecution and enforcement, including our NF-kB patent litigation and reexamination proceedings, and to invest in our property and equipment as needed for our business.  For the three months and nine months ended September 30, 2008 and 2007, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Net cash used in (provided by) operating activities	$4,672	$(60,292)	$36,388	$(33,925)
Less up-front payment from Merck	---	75,000	---	75,000
Adjusted net cash used in operating activities	4,672	14,708	36,388	41,075
Purchases of marketable securities, net of maturities	(10)	(2,922)	(108)	8,539
Repayment of borrowings	350	480	1,020	1,440
Principal payments under capital lease obligation	15	---	37	---
Investment in intangible assets	210	72	562	371
Investment in property and equipment	2,387	431	5,665	725
	$7,624	$12,769	$43,564	$52,150

Net cash used in (provided by) operating activities is comprised of our net losses, adjusted for non-cash expenses, milestone payments received from Merck and working capital requirements.  Adjusted net cash used in operating activities excludes the favorable impact of the up-front payment from Merck of $75 million in the third quarter of 2007 pursuant to our collaboration agreement.  As noted above, our net loss for the nine months ended September 30, 2008 increased by $11.5 million, as compared to the corresponding period in 2007, due primarily to increased operating expenses.  As a result of milestone payments of $15.0 million received from Merck in 2008 and changes in our working capital requirements, our adjusted net cash used in operations decreased by $4.7 million in the nine-month period ended September 30, 2008 as compared to the corresponding period in 2007.

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and nine-month periods ended September 30, 2008 and 2007, purchases of marketable securities, proceeds from maturities of marketable securities, and the resulting net amount reinvested or retained as cash for payment of obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007

Purchases of marketable securities	$12,039	$17,112	$42,491	$51,916
Proceeds from sales and maturities of marketable securities	(12,049)	(20,034)	(42,599)	(43,377)
Net amount reinvested (retained as cash)	$(10)	$(2,922)	$(108)	$8,539

As noted above, we expect that our net loss will increase slightly in the fourth quarter of 2008 due to continued progress in development of our product candidates.  However, we expect that we will receive an additional $15 million in milestone payments from Merck in the fourth quarter of 2008 consistent with our global development plan for deforolimus; such milestone payments, if received, will have a favorable impact on our cash used in operations.  We expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will decrease in the fourth quarter of 2008.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2008, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of September 30, 2008:

		Payments Due By Period
In thousands	Total	In 2008	2009 through 2011	2012 through 2013	After 2013

Long-term debt	$13,300	$350	$7,000	$5,950	$	---
Operating leases	8,198	539	6,436	1,223		---
Employment agreements	15,030	1,273	12,451	1,306		---
Other long-term obligations	4,733	70	2,718	1,550		395
Total fixed contractual obligations	$41,261	$2,232	$28,605	$10,029		$395

Long-term debt obligations above include only scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 5.0%, our average interest rate on our debt at September 30, 2008, over the remaining term of the debt, our interest expense would total approximately $164,000 for the remainder of 2008, $1.6 million in the period 2009 through 2011, and $280,000 in the period 2012 through 2013.

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

Liquidity

At September 30, 2008, we had cash, cash equivalents and marketable securities totaling $52.7 million and working capital of $28.4 million, compared to cash, cash equivalents and marketable securities totaling $85.2 million and working capital of $64.6 million at December 31, 2007.

Based on our current levels of spending and taking into account the impact of the Merck collaboration, we believe that our cash, cash equivalents and marketable securities on hand at September 30, 2008 should be sufficient to satisfy our capital and operating requirements through mid third quarter of 2009.  There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other development activities for deforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for deforolimus and AP24534, the progress of our discovery research programs, the impact of potential business development activities, and developments in our NF-kB patent litigation and reexamination proceedings, among other factors.  These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.  In any event, we will require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit, (2) enter into new long-term debt or other credit agreements, (3) enter into partnerships for our product candidates, and/or (4) license our cell-signaling technologies, including our ARGENT and NF-κB intellectual property portfolios.  There can be no assurance, however, that adequate resources will be available when needed or on terms acceptable to us, if at all.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal and patent office proceedings concerning our NF-kB patent portfolio, the potential costs and additional consideration that may be payable in any appraisal proceeding instituted in connection with our acquisition of the minority interest of AGTI in September 2008, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in this Quarterly Report on Form 10-Q and in our other public filings with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the current short-term nature of these investments.  In particular, at September 30, 2008, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We have a deferred executive compensation program which provides participants with deferred compensation based on the value of certain designated mutual funds.  The fair value of our obligations under this program is reflected as a liability on our balance sheet.  In the event of a hypothetical 10% increase in the fair market value of the underlying mutual funds as of September 30, 2008, we would have incurred approximately $104,000 of additional compensation expense in the nine-month period ended September 30, 2008.

At September 30, 2008, we had $13.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (40.8 basis points at September 30, 2008), we would incur approximately $51,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.          OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in Note 8 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and as set forth below:

The following risk factors are deleted in their entirety from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

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

The following risk factor is added to the risk factors included in our annual Report on Form 10-K for the fiscal year ended December 31, 2007:

In connection with our merger with ARIAD Gene Therapeutics, Inc., or AGTI, certain stockholders of AGTI have notified us of their intent to exercise appraisal rights, which may result in substantial liabilities to us.

On September 11, 2008, our Board of Directors approved and we entered into an agreement and plan of merger, or the Merger Agreement, pursuant to which our 80% owned subsidiary, AGTI, was merged with and into ARIAD effective as of September 12, 2008. Pursuant to the Merger Agreement, each of the 1,126,064 outstanding shares of AGTI common stock owned by AGTI’s minority stockholders was converted into the right to receive two shares of ARIAD common stock.  The exchange ratio was determined by the independent members of our Board of Directors based on analyses received from an investment banking firm retained by the independent directors.  However, in accordance with the provisions of section 262 of the Delaware General Corporation Law, or DGCL, any of the AGTI minority stockholders who properly demanded appraisal of their AGTI shares are entitled to seek a judicial determination of the fair value of such shares.  We have received notification that AGTI stockholders holding an aggregate of 226,426 shares of AGTI common stock intend to exercise their appraisal rights.

To the extent that the AGTI stockholders who have notified us of their intent to exercise appraisal rights satisfy the remaining requirements of the DGCL for assertion of such rights, such holders would be entitled to receive payment equal to the fair value of their AGTI common stock determined in accordance with the DGCL.  We cannot assure you how the Delaware court will determine the fair value of the AGTI common stock, and the values determined in an appraisal proceeding could result in substantial liabilities to us.  If the fair value of each share of AGTI common stock were determined in such an appraisal proceeding to be equal to two shares of ARIAD common stock, the fair value of all of the AGTI common stock of the AGTI stockholders that have notified us of their intent to exercise appraisal rights would be approximately $1.2 million (based on the closing market price of ARIAD’s common stock on September 12, 2008, the effective date of the merger discounted to reflect the fact that the ARIAD shares in the transaction would not be registered) which amount has been recorded as a liability on our balance sheet as of September 30, 2008.  Our actual liability could be more or less than that amount, because the Chancery Court would not be bound by our Board’s determination of the merger consideration.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2008, our Board of Directors approved and we entered into an agreement and plan of merger, or the Merger Agreement, pursuant to which our 80% owned subsidiary, AGTI, was merged with and into ARIAD effective as of September 12, 2008.  Pursuant to the Merger Agreement, each of the 1,126,064 outstanding shares of AGTI common stock owned by AGTI’s minority stockholders was converted into the right to receive two shares of ARIAD common stock. In accordance with the provisions of section 262 of the DGCL, any of the AGTI minority stockholders who properly demanded appraisal of their AGTI shares are entitled to seek a judicial determination of the fair value of such shares. We have received notification that AGTI stockholders holding an aggregate of 226,426 shares of AGTI common stock intend to exercise their appraisal rights.  Upon expiration of the appraisal period in October 2008, an aggregate of 1,799,276 shares of ARIAD common stock were issued to former AGTI stockholders who had not exercised appraisal rights.  The shares of ARIAD common stock issued in the merger were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act (and the regulations promulgated thereunder, including Regulation D) relating to sales by an issuer not involving a public offering.

ITEM 6.    EXHIBITS

2.1*	Agreement and Plan of Merger, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Gene Therapeutics, Inc.

10.1+*	Indemnity Agreement, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.2+*	Indemnity Agreement, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

10.3+*	Amendment to Employment Agreement, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.4+*	Guarantee, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

10.5+*	Consulting Agreement, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________________
(+)        Management contract or compensatory plan or arrangement.
*          Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 17, 2008.

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
Edward M. Fitzgerald
Senior Vice President, Chief Financial Officer (Principal financial officer and chief accounting officer)
Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.	Title

2.1*	Agreement and Plan of Merger, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Gene Therapeutics, Inc.

10.1+*	Indemnity Agreement, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.2+*	Indemnity Agreement, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

10.3+*	Amendment to Employment Agreement, dated September 11, 2008, by and between ARIAD Pharmaceuticals, Inc. and Laurie A. Allen, Esq.

10.4+*	Guarantee, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

10.5+*	Consulting Agreement, dated September 11, 2008, by and between ARIAD Gene Therapeutics, Inc. and Laurie A. Allen, Esq.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________________
(+)        Management contract or compensatory plan or arrangement.
*          Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 17, 2008.