Form 10-Q
period 2009-03-31
ARIAD PHARMACEUTICALS INC
filed 2009-05-11
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No  |  |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |  |  No  |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).  Yes |  |  No |X|

The number of shares of the registrant’s common stock outstanding as of April 30, 2009 was 86,850,616.

ARIAD PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I.            FINANCIAL INFORMATION

ITEM 1.            UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,541	$24,243
Marketable securities	7,600	14,825
Amounts due under collaboration agreement	6,359	5,580
Inventory and other current assets	3,755	4,055

Total current assets	60,255	48,703

Property and equipment:
Leasehold improvements	22,008	22,004
Equipment and furniture	16,059	14,991

Total	38,067	36,995
Less accumulated depreciation and amortization	(28,175)	(27,402)

Property and equipment, net	9,892	9,593

Intangible and other assets, net	10,026	9,892

Total assets	$80,173	$68,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,400	$1,400
Accounts payable	10,345	9,370
Accrued compensation and benefits	1,289	817
Accrued product development expenses	8,045	9,936
Other accrued expenses	2,863	3,990
Current portion of deferred revenue	7,832	6,982
Current portion of deferred executive compensation	895	941
Current portion of capital lease payable	70	70
Accrued merger consideration	---	1,023

Total current liabilities	32,739	34,529

Long-term debt	11,200	11,550
Deferred revenue	100,032	90,282
Deferred executive compensation	930	953
Capital lease payable	56	72
Warrant liability	3,774	---

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 145,000,000 shares, issued and outstanding, 86,620,781 shares in 2009 and 71,365,339 shares in 2008	87	71
Additional paid-in capital	390,185	369,313
Accumulated other comprehensive income	4	18
Accumulated deficit	(458,834)	(438,600)

Total stockholders’ deficit	(68,558)	(69,198)

Total liabilities and stockholders’ deficit	$80,173	$68,188

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In thousands, except share and per share data	2009	2008

License and collaboration revenue	$1,900	$1,495

Operating expenses:
Research and development	17,749	10,875
General and administrative	4,126	8,148

Total operating expenses	21,875	19,023

Loss from operations	(19,975)	(17,528)

Other income (expense):
Interest income	37	596
Interest expense	(81)	(79)
Revaluation of warrant liability	(215)	---

Other income, net	(259)	517

Net loss	$(20,234)	$(17,011)

Net loss per share	$(0.26)	$(0.25)

Weighted-average number of shares of common stock outstanding	77,237,551	69,315,236

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2009	2008
Cash flows from operating activities:
Net loss	$(20,234)	$(17,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	976	577
Accretion of discount on marketable securities	(15)	(151)
Stock-based compensation	1,016	1,348
Deferred executive compensation expense	204	186
Revaluation of warrant liability	215	---
Increase (decrease) from:
Inventory and other current assets	300	(315)
Amounts due under collaboration agreement	(779)	362
Other assets	1	(10)
Accounts payable	974	1,098
Accrued compensation and benefits	473	337
Accrued product development expenses	(1,891)	1,190
Other accrued expenses	(1,677)	730
Deferred revenue	10,600	(1,495)
Deferred executive compensation paid	(273)	(120)
Net cash used in operating activities	(10,110)	(13,274)
Cash flows from investing activities:
Acquisitions of marketable securities	(7,599)	(13,020)
Proceeds from maturities of marketable securities	14,826	14,356
Investment in property and equipment	(1,071)	(1,879)
Investment in intangible assets	(339)	(229)
Net cash provided by (used in) investing activities	5,817	(772)
Cash flows from financing activities:
Proceeds from long-term borrowings	---	10,505
Repayment of long-term borrowings	(350)	(320)
Principal payments under capital lease obligation	(15)	---
Proceeds from issuance of common stock, net of issuance costs	22,819	---
Proceeds from issuance of common stock pursuant to stock option and purchase plans	137	77
Net cash provided by financing activities	22,591	10,262
Net increase (decrease) in cash and cash equivalents	18,298	(3,784)
Cash and cash equivalents, beginning of period	24,243	67,864
Cash and cash equivalents, end of period	$42,541	$64,080

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006.

Since its inception, the Company has incurred significant operating losses related to its research and development programs and supporting activities.  The Company has funded its losses through the sale of equity securities, debt and cash received pursuant to collaboration agreements, including its collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and commercialization of ridaforolimus, previously known as deforolimus (see Note 2).  At March 31, 2009, the Company had $50.1 million of cash, cash equivalents and marketable securities.

There are numerous factors that affect the Company’s level of spending on its research and development programs and supporting activities, including the extent of clinical trials and other development activities for ridaforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for ridaforolimus and AP24534, the progress of its discovery research and preclinical programs, and the impact of business development activities, among other factors. On May 7, 2009, the Company reported that Phase 3 clinical trials of ridaforolimus that had been planned to start in the fourth quarter of 2009 will now likely start in the first or second quarter of 2010, and therefore milestone payments associated with those trials are also expected to move from the fourth quarter of 2009 to the first or second quarter of 2010. The Company is evaluating and will implement measures to reduce spending in 2009 and is pursing options to generate incremental funding.  In addition, the Company is engaged in discussions with Merck regarding the scope, costs and timing of development of ridaforolimus to address the change in the timing of expected receipt of the milestone payments, as provided for in the governance provisions of the collaboration agreement. Depending on the success of the Company's efforts to reduce spending and generate additional funding, its cash, cash equivalents and marketable securities may not be sufficient to fund its operations for at least the next twelve months. There can be no assurance that such actions will generate sufficient resources to fund operations for at least twelve months.

2.	Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck for the joint global development and commercialization of ridaforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in multiple types of cancer, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50 percent of the global development costs, except that Merck will fund 100 percent of any cost of development that is specific to development or commercialization of ridaforolimus outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company is responsible for supplying the active pharmaceutical ingredient used in the product and Merck is responsible for the formulation of the finished product, all under a separate supply agreement between the parties entered into in May 2008.

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

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs and has obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

Through December 31, 2008, in addition to the up-front payment of $75 million, Merck had paid the Company $31 million in milestone payments related to the start of Phase 2 and Phase 3 clinical trials.  In the three-month period ended March 31, 2009, Merck paid the Company an additional milestone payment of $12.5 million related to the start of a Phase 2 clinical trial in patients with advanced prostate cancer.  In addition, the Company expects to receive a milestone payment of $10 million in the first half of 2009 related to the initiation of a Phase 2 clinical trial in patients with non-small–cell lung cancer.  Up-front and milestone payments are deferred and are recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received are recorded as such on the Company’s balance sheet.  At March 31, 2009, the Company had recorded an amount due from Merck under the Collaboration Agreement of $6.4 million.

3.     Marketable Securities

The Company has classified its marketable securities that are not included in cash equivalents as available-for-sale and, accordingly, carries such securities at fair value.  At March 31, 2009, all of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2009, the aggregate fair value and amortized cost of the Company’s marketable securities were $7,600,000 and 7,596,000, respectively.  Gross unrealized gains and losses were $4,000 and $0, respectively, at March 31, 2009.

At December 31, 2008, the aggregate fair value and amortized cost of the Company’s marketable securities were $14,825,000 and $14,807,000, respectively.  Gross unrealized gains and losses were $18,000 and $0 respectively, at December 31, 2008.

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2009 and December 31, 2008:

In thousands	March 31, 2009	December 31, 2008
Capitalized patent and license costs	$11,445	$11,107
Purchased technology	5,901	5,901
	17,346	17,008
Less accumulated amortization	(7,345)	(7,142)
	10,001	9,866
Other	25	26
	$10,026	$9,892

Amortization expense for intangible assets amounted to $203,000 and $148,000 in 2009 and 2008, respectively.  The weighted average amortization period for intangible assets was 15.3 years in 2009 and 14.8 years in 2008, respectively.

5.	Long-Term Debt

Long-term debt was comprised of the following at March 31, 2009 and December 31, 2008:

In thousands	March 31, 2009	December 31, 2008
Bank term note	$12,600	$12,950
Less current portion	(1,400)	(1,400)
	$11,200	$11,550

The loan, as amended, bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate, as provided in the amendment.  The effective interest rate on the loan was 2.33% and 3.65% at March 31, 2009 and December 31, 2008, respectively.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan, as amended, also requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above loan, as amended, are $1.1 million for the remainder of 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012, and $1.2 million in 2013.

6.	Stockholders’ Equity

Sale of Common Stock and Warrants

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of approximately $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants have a three-year term from the date of issuance and are exercisable beginning six months after the date of issuance.  Following this offering, the Company has approximately $40.0 million of securities remaining available under its shelf registration statement.

The warrants are classified as a derivative liability pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as the warrants do not qualify to be classified as an equity instrument under the guidance of Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock, as a result of the potential cash settlement of the warrants.  Accordingly, the fair value of the warrants was recorded on the condensed consolidated balance sheet as a liability upon issuance and is adjusted to its fair value at each financial reporting date with the adjustment reflected in the consolidated statement of operations.  The Company has classified the warrant obligation as a long-term liability as it expires in greater than one year and there is no indication that a merger, tender offer or similar transaction is probable.

Warrant Valuation

The fair value of the warrants on the date of their issuance was determined to be $3.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.5%, (ii) an expected term of 3 years, (iii) no dividend yield, and (iv) a volatility of 66%.  As of March 31, 2009, the fair value of the warrants was determined to be $3.8 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.12%, (ii) an expected term of 2.9 years, (iii) no dividend yield and (iv) a volatility of 69%.  The increase in the fair value of the warrants was recognized in other income (expense).

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157, Fair Value Measurements, outlines a valuation framework and creates a fair value hierarchy using the following three levels:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The Company’s warrant liability is carried at fair value and would be classified as level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  The changes in the fair value of the warrant liability during the quarter ended March 31, 2009 were as follows (in 000’s):

Initial measurement	$3,559
Revaluation of warrant liability	215
Balance at March 31, 2009	$3,774

7.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included compensation cost from share-based payments for the three-month periods ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Compensation cost from:
Stock options	$753	$1,262
Stock and stock units	190	68
Purchases of common stock at a discount	73	18
	$1,016	$1,348

	Three Months Ended March 31,
In thousands	2009	2008
Compensation cost included in:
Research and development expenses	$525	$805
General and administrative expenses	491	543
	$1,016	$1,348

During the three-month periods ended March 31, 2009 and 2008, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2009			2008
		Weighted-Average Grant-Date Fair Value			Weighted-Average Grant-Date Fair Value
			Total Fair Value			Total Fair Value
	Underlying Shares			Underlying Shares
		(Per Share)	(in 000’s)		(Per Share)	(in 000’s)

Stock options	1,010,540	$0.87	$879	579,615	$2.16	$1,252
Stock and stock units	978,000	1.31	1,281	70,000	3.89	272
Purchases of common stock at a discount	134,835	0.54	73	20,975	0.86	18
	2,123,375			670,590

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008

Expected life of options granted (in years)	7.14	6.60
Expected volatility	70.4%	68.3%
Risk free interest rate	1.62%	3.21%
Expected annual dividends	0%	0%

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

8.	Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vested equally over four years.  The awards were recognized as expense ratably over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  These awards generally vest over four years and the Company accrues a liability over the vesting period.  The liability is increased or decreased based on changes in the fair value of the underlying securities designated in the awards.  The plan is not funded.  In March 2009 and April 2008, the Company made awards in the aggregate amount of $1,121,000 and $908,000 to fifteen and to thirteen officers, respectively.  Total expense related to these plans amounted to $204,000 and $186,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

9.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three months ended March 31, 2009 and 2008, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2009	2008

Outstanding stock options and restricted stock units	9,141,227	8,368,498
Warrants to purchase common stock	10,784,024	---

10.	Legal Proceedings

NF-κB Patent Infringement Litigation and Reexamination

Lilly Litigation

In 2002, the Company, together with Massachusetts Institute of Technology (“MIT”), The Whitehead Institute for Biomedical Research (“Whitehead”) and Harvard University (“Harvard”) (collectively, the “Plaintiffs”) filed a lawsuit in the United States District Court for the District of Massachusetts (the “District Court“) against Eli Lilly and Company (“Lilly”) alleging infringement of four claims of the Plaintiffs’ U.S. Patent No. 6,410,516 (the “‘516 Patent”).  Those claims cover methods of treating human disease by regulating NF-κB cell-signaling activity and were alleged to be infringed through sales of Lilly’s drugs, Evista® and Xigris®. In 2006, a jury rendered a verdict in favor of the Plaintiffs and awarded damages of $65.2 million to the Plaintiffs, plus further damages equal to 2.3 percent of U.S. sales of Evista and Xigris from February 28, 2006 through the year 2019, when the patent expires.

Lilly appealed several of the District Court’s rulings to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) and, on April 3, 2009, the CAFC ruled in Lilly’s favor, finding that the four claims of the ‘516 Patent asserted in this lawsuit are not supported by adequate written description and are therefore invalid.  The CAFC did not rule on other validity issues raised by Lilly or on the findings of infringement.  In addition, the CAFC affirmed the District Court’s ruling that the patent’s enforceability is not impaired by inequitable conduct during its prosecution.  The Plaintiffs plan to file a petition requesting an en banc rehearing of this matter before the full CAFC.  The deadline for submitting such a petition is currently June 2, 2009.

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

With leave of the Delaware Court, on October 6, 2008, the Company filed in the CAFC a notice of appeal of the Delaware Court’s summary judgment ruling in order to seek reinterpretation of the asserted ‘516 Patent claims by the CAFC so that the Company’s infringement case against Amgen may proceed in the Delaware Court.  Oral argument before the CAFC was heard on May 6, 2009.  In addition, on April 21, 2009, Amgen filed a motion with the CAFC for judgment in its favor based on application of a collateral estoppel effect of the CAFC’s judgment in the Lilly litigation.  The Company has filed its opposition to that motion and the motions are pending.

PTO Reexamination

In April 2005, Lilly filed a request that the PTO reexamine the patentability of the ‘516 Patent.  An unrelated third party filed a similar reexamination request in the PTO in December 2005.  These two requests were granted and were merged by the PTO into a single reexamination proceeding.

On October 16, 2008, the PTO issued a final office action confirming that 53 claims of the ‘516 patent are patentable, while rejecting 45 of the remaining  claims, including claims relating to the Lilly litigation and claims relating to the Amgen litigation.  As indicated in an April 21, 2009 communication from the PTO, the Company’s responses and submissions to the PTO did not result in allowance of any of the 45 still-rejected claims.  That outcome is appealable to the Patent Office Board of Appeals and Interferences, and if it chooses to do so, the Company has until May 16, 2009 to file an appeal brief.

Shareholder Derivative Suit

On February 13, 2009, a shareholder derivative complaint alleging breaches of fiduciary duties was filed in the Delaware Court of Chancery, naming each member of the Company's board of directors at that time as a defendant and the Company as a nominal defendant.  The complaint, filed by a stockholder of the Company, alleges breaches of fiduciary duties by the defendants related to the merger of AGTI with and into ARIAD, the departure of the Company’s former chief legal officer and changes in the by-laws of the Company and roles and responsibilities of members of the Board of Directors, and seeks unspecified damages plus reimbursement of the legal and other costs of the plaintiffs.  The Company believes that the claims are without merit and that the complaint constitutes a frivolous lawsuit.  The Company and its directors intend to vigorously oppose the lawsuit.

The timing and ultimate outcome of the legal proceedings described above cannot be determined at this time.

11.	Recently Adopted or Issued Accounting Pronouncements

In December 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF No. 07-1 provides guidance on the determination of a collaborative arrangement, reporting of costs incurred and revenue generated on sales to third parties in the statement of operations, and classification of payments made between participants in a collaborative arrangement in the statement of operations.  EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of this EITF did not have an impact on the Company’s financial statements.

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

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize ridaforolimus for use in cancer.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  In addition, in 2008 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, advanced endometrial cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents.

Our collaboration with Merck for the global development and commercialization of ridaforolimus anticipates that we together with Merck will conduct a broad-based development program in multiple potential indications.  The collaboration agreement provides that each party will fund 50 percent of global development costs, except for certain specific costs to be funded 100 percent by Merck.  The collaboration agreement establishes responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, of which $43.5 million has been paid to us through March 31, 2009, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The upfront payment and milestone payments, when earned by us and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs and have obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  The collaboration agreement provides that each party will receive 50 percent of the profit from the sales of ridaforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of ridaforolimus outside the United States.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date was received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999.  Except for the gain on the sale of our 50 percent interest in that joint venture in December 1999, which resulted in net income for the year ended December 31, 1999, we have not been profitable since inception.  As a result of our collaboration with Merck for the development and commercialization of ridaforolimus, we expect that our license and collaboration revenue will increase in future periods.  However, we expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, pre-commercial activities, personnel and our intellectual property.  We expect such costs and operating losses will be offset in part by development cost-sharing provisions and license revenue from our collaboration with Merck for the development and commercialization of ridaforolimus.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

As of March 31, 2009, we had cash, cash equivalents and marketable securities of $50.1 million, working capital of $27.5 million, deferred revenue of $107.9 million related to non-refundable up-front and milestone payments from Merck and total stockholders’ deficit of $68.6 million.

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

Historically, we have relied primarily on the capital markets as our source of funding.  We may also obtain funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates, such as our collaboration with Merck for the global development and commercialization of ridaforolimus.  These collaborations can take the form of licensing arrangements, co-development or joint venture arrangements or other structures.  In addition, we utilize long-term debt to supplement our funding, particularly as a means of funding investment in property and equipment and infrastructure needs.  If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operating expenses in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, stock-based compensation and the fair value of warrants to purchase our common stock.

For the three-month period ended March 31, 2009, we reported license and collaboration revenue of $1.9 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of ridaforolimus, as of March 31, 2009, we have received an up-front payment of $75 million and milestone payments of $43.5 million related to the start of Phase 2 and Phase 3 clinical trials of ridaforolimus.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At March 31, 2009, we reported $10.0 million of intangible assets, consisting of the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, as well as capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying technology, patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of March 31, 2009 of intangible assets related to our NF-κB technology is $385,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the market value of our common stock, its volatility, or the expected life of stock options granted during the three-month period ended March 31, 2009 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $121,000, $82,000, or $44,000 respectively.

Warrants to purchase 10,784,024 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of 14,378,698 shares of our common stock, are classified as a derivative liability pursuant to SFAS No. 133.  Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the market value of our common stock or its volatility at March 31, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $755,000 or $647,000, respectively, with such difference reflected in our statement of operations.

Results of Operations

For the three months ended March 31, 2009 and 2008

Revenue

We recognized license and collaboration revenue of $1.9 million in the three-month period ended March 31, 2009, compared to $1.5 million in the corresponding period in 2008.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $400,000, based on the non-refundable up-front and milestone payments totaling $118.5 million received from Merck to date, in accordance with our revenue recognition policy.  We expect that our license and collaboration revenue will increase during the remainder of 2009 based on the expected receipt of additional milestone payments in accordance with the Merck collaboration agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $6.9 million, or 63%, to $17.7 million in the three-month period ended March 31, 2009, compared to $10.9 million in the corresponding period in 2008, as described in further detail below.

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

Our R&D expenses for the three-month period ended March 31, 2009, as compared to the corresponding period in 2008, were as follows:

	Three months ended March 31,		Increase/
In thousands	2009	2008	(decrease)
Direct external expenses:
Clinical programs	$10,887	$4,614	$6,273
Preclinical programs	0	0	0
All other R&D expenses	6,862	6,261	601
	$17,749	$10,875	$6,874

Our clinical programs consist of ridaforolimus, our lead product candidate, and AP24534, our kinase inhibitor program for which we filed an IND in late 2007.  The direct external expenses for ridaforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for ridaforolimus were $8.9 million in the three-month period ended March 31, 2009, an increase of $5.0 million, as compared to the corresponding period in 2008.  This increase is due to an increase in clinical costs of $5.2 million, contract manufacturing costs of $678,000, and supporting non-clinical costs of $475,000, offset in part by an increase in Merck’s share of expenses of $3.0 million in the three-month period ended March 31, 2009, as compared to the corresponding period in 2008.  In addition, costs for Merck’s services provided to the collaboration increased by $1.7 million in the three-month period ended March 31, 2009, as compared to the corresponding period in 2008 as a result of an increase in Merck’s activities under the global development plan.  Clinical trial costs and contract manufacturing costs increased due primarily to increasing enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and the initiation of enrollment in Phase 2 clinical trials of ridaforolimus in patients with breast cancer, endometrial cancer, prostate cancer and non-small cell lung cancer.  Costs of non-clinical studies increased due to the initiation and conduct of toxicology studies of ridaforolimus required to support regulatory filings with the FDA.  Subject to reductions in spending we may implement in 2009 as discussed in Note 1 to the condensed consolidated financial statements and under the caption "Liquidity" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we expect that our direct external costs for ridaforolimus, net of Merck’s share of such costs, will increase during the remainder of 2009 as we continue enrollment in our Phase 2 and Phase 3 clinical trials for this product candidate and expand other clinical and non-clinical development activities with Merck.

Direct external expenses for our second clinical program, AP24534, were $2.0 million for the three-month period ended March 31, 2009, an increase of $1.3 million as compared to the corresponding period in 2008. The increase is due to an increase in clinical costs of $179,000 and toxicology costs of $1.1 million.  Clinical costs increased due to increasing enrollment in our Phase 1 clinical trial in patients with hematologic malignancies.  Toxicology costs increased due to the conduct of long-term toxicology studies necessary to support development of this product candidate.  We expect that our direct external costs for AP24534 will increase during the remainder of 2009, subject to reductions in spending we may implement in 2009 as discussed in Note 1 and under the caption "Liquidity", as we enroll patients in our Phase 1 trial and continue related manufacturing and non-clinical studies for this product candidate.

We incurred no direct external expenses for preclinical programs in the three-month periods ended March 31, 2009 and 2008 as, during those periods, no R&D programs were designated as preclinical programs.  All programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.  We expect to nominate our next clinical candidate, an anaplastic lymphoma kinase, or ALK, inhibitor, and move it into preclinical testing in 2009.  The direct external expenses to be incurred from the point in time we nominate this clinical candidate will be reflected in this analysis as a preclinical program.

All other R&D expenses increased by $601,000 in the three-month period ended March 31, 2009 as compared to the corresponding period in 2008.  This increase is due to an increase in 2009 in personnel expenses of $643,000 related to the hiring of additional R&D personnel, and an increase in overhead and general expenses of $628,000, offset in part by an increase in Merck’s allocated share of such expenses under the terms of the collaboration agreement of $666,000.  We expect that all other R&D expenses will increase during the remainder of 2009, subject to reductions in spending we may implement in 2009 as discussed in Note 1 and under the caption "Liquidity", to support our R&D programs.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses decreased by $4.0 million, or 49%, to $4.1 million in the three-month period ended March 31, 2009, compared to $8.1 million in the corresponding period in 2008.  Professional fees decreased by $4.0 million to $2.1 million in the three-month period ended March 31, 2009, compared to $6.1 million in the corresponding period in 2008, due primarily to reduction in activities and costs related to corporate and commercial development initiatives, and to our patent infringement litigation against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen.  We expect that our general and administrative expenses will increase slightly over the remainder of the year, subject to reductions in spending we may implement in 2009 as discussed in Note 1 and under the caption "Liquidity", reflecting an increase in commercial planning activities and required support of our research and development programs.

We expect that our operating expenses in total, net of Merck’s share of development costs of ridaforolimus, will increase during the remainder of 2009 for the reasons described above and subject to reductions in spending we may implement in 2009 as noted above.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to ridaforolimus pursuant to our collaboration with Merck and the conduct of our clinical trial and the required manufacturing for AP24534.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $37,000 in the three-month period ended March 31, 2009 from $596,000 in the corresponding period in 2008, as a result of a lower average balance of funds invested in 2009 and lower interest yields from our investments.

Interest expense remained relatively unchanged at $81,000 in the three-month period ended March 31, 2009 and $79,000 in the corresponding period in 2008.

Revaluation of Warrant Liability

The fair value at March 31, 2009 of our warrant liability was $215,000 higher than its fair value at inception, resulting in a loss of $215,000 for the three-month period ended March 31, 2009.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in losses or gains, respectively, being recognized in our consolidated statement of operations in future periods. Such gains or losses will not have any impact on our cash balances, liquidity or cash flows from operations.

Operating Results

We reported a loss from operations of $20.0 million in the three-month period ended March 31, 2009 compared to a loss from operations of $17.5 million in the corresponding period in 2008, an increase of $2.4 million, or 14%.  We also reported a net loss of $20.2 million in the three-month period ended March 31, 2009, compared to a net loss of $17.0 million in the corresponding period in 2008, an increase in net loss of $3.2 million or 19%, and a net loss per share of $0.26 and $0.25, respectively.  We expect that our loss from operations and our net loss will increase during the remainder of 2009 due to the various factors discussed under “Revenue” and “Operating Expenses” above and subject to reductions in spending we may implement in 2009, as noted above.  Actual losses will depend on the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and developments in our legal proceedings, among other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and through funding from research and development collaboration agreements and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our collaboration with Merck for the development and commercialization of ridaforolimus provides for additional funding in the form of up-front and potential milestone payments, as well as the sharing of development costs for ridaforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months ended March 31, 2009 and 2008, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Sales/issuances of common stock:
In common stock offerings, net of issuance costs	$22,819	$	---
Pursuant to stock option and purchase plans	137		77
Proceeds from long-term borrowings	---		10,505
Maturities of marketable securities, net of purchases	7,227		1,336
	$30,183		$11,918

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

We have filed shelf registration statements with the U.S. Securities and Exchange Commission (“SEC”), from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 30, 2007, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, with a total value of up to $100 million, from time to time at prices and on terms to be determined at the time of any such offerings.  This filing was declared effective on February 6, 2007.

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

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month periods ended March 31, 2009 and 2008, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended March 31,
In thousands	2009	2008

Proceeds from sales and maturities of marketable securities	$14,826	$14,356
Purchases of marketable securities	(7,599)	(13,020)
	$7,227	$1,336

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months ended March 31, 2009 and 2008, our uses of funds were as follows:

	Three Months Ended March 31,
In thousands	2009	2008

Net cash used in operating activities	$10,110	$13,274
Repayment of borrowings	350	320
Investment in intangible assets	339	229
Investment in property and equipment	1,071	1,879
	$11,870	$15,702

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital requirements.  As noted above, our net loss for the three months ended March 31, 2009 increased by $3.2 million, as compared to the corresponding period in 2008, due primarily to increased operating expenses.  As a result of the receipt of a $12.5 million milestone payment from Merck, offset in part by other changes in our working capital requirements, our net cash used in operations decreased by $3.2 million in the three-month period ended March 31, 2009 as compared to the corresponding period in 2008.  As noted above, we expect that our net loss will increase in the remainder of 2009 due to continued progress in development of our product candidates.  However, we expect that we will receive additional milestone payments from Merck in the remainder of 2009 consistent with our global development plan for ridaforolimus; such milestone payments will have a favorable impact on our cash used in operations.  We also expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will decrease over the remainder of 2009.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2009, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of March 31, 2009:

		Payments Due By Period
In thousands	Total	In 2009	2010 through 2012	2013 through 2014	After 2014

Long-term debt	$12,600	$1,050	$10,325	$1,225	$—

Operating leases	6,034	535	5,499	—	—

Employment agreements	14,365	4,554	9,204	607	—

Other long-term obligations	5,062	821	2,127	1,719	395

Total fixed contractual obligations	$38,061	$6,960	$27,155	$3,551	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 2.33%, our average interest rate on our debt at March 31, 2009, over the remaining term of the debt, our interest expense would total approximately $211,000 for the remainder of 2009, $577,000 in the period 2010 through 2012, and $5,000 in 2013.

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

Liquidity

At March 31, 2009, we had cash, cash equivalents and marketable securities totaling $50.1 million and working capital of $27.5 million, compared to cash, cash equivalents and marketable securities totaling $39.1 million and working capital of $14.2 million at December 31, 2008.

On February 25, 2009, we raised net proceeds of $22.8 million from the sale of 14,378,698 shares of our common stock and warrants to purchase 10,784,024 shares of our common stock from our existing shelf registration statement at a price of $1.69 per unit.  Following this transaction, we have approximately $40.0 million of securities remaining available for issuance under our existing shelf registration statement which can be sold prior to February 6, 2010, subject to extension under the rules and regulations applicable to shelf registration statements promulgated by the SEC.

In the first quarter of 2009, we incurred a loss of $20.3 million and reported cash used in operating activities of $10.1 million which reflects the favorable impact of a $12.5 million milestone payment received from Merck related to the start of a Phase 2 clinical trial of ridaforolimus in patients with advanced prostate cancer.  On May 7, 2009, we reported that Phase 3 clinical trials of ridaforolimus that had been planned to start in the fourth quarter of 2009 will now likely start in the first or second quarter of 2010, and therefore an estimated $27 million in milestone payments associated with those trials are also expected to move from the fourth quarter of 2009 to the first or second quarter of 2010.  In order to mitigate the impact of the shift of these expected milestone payments into 2010, we are evaluating and will implement measures to reduce spending in 2009. In addition, we are engaged in discussions with Merck regarding the scope, costs and timing of development of ridaforolimus to address the change in the timing of expected receipt of the milestone payments, as provided for in the governance provisions of the collaboration agreement. We are also pursuing options to provide incremental funding, including pursuing a partnership for development and commercialization of AP24534.

There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other development activities for ridaforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for ridaforolimus and AP24534, the progress of our discovery research and preclinical programs, and the impact of potential business development activities, among other factors.  Depending on the success of our efforts to reduce spending and generate incremental funding sufficient to mitigate the impact of the shift of expected milestone payments from Merck into 2010, our cash, cash equivalents and marketable securities as of March 31, 2009 may not be sufficient to fund operations through at least the next twelve months.  There can be no assurance that actions we take to reduce spending or provide incremental funding will generate sufficient resources to fund operations for at least twelve months.

In any event, we will require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses, including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit, (2) enter into new long-term debt or other credit agreements, (3) enter into or amend partnership agreements for development and commercialization of our product candidates, and/or (4) license our cell-signaling technologies.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other public filings with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with maturities of 90 days or less, and money market accounts.  Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government and agency securities.  Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years.  These securities are classified as available-for-sale.  Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income).  Realized gains and losses on marketable security transactions are reported using the specific-identification method.  Interest income is recognized when earned.  A decline in the fair value of any available-for-sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishes a new cost basis for the security.

Our investments are sensitive to interest rate risk.  We believe, however, that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.  In particular, at March 31, 2009, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We record as a liability the fair value of warrants to purchase 10,784,024 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price or volatility of our common stock on which the March 31, 2009 valuation was based, the value would have increased by $755,000 or $647,000, respectively.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At March 31, 2009, we had $12.6 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (23 basis points at March 31, 2009), we would incur approximately $28,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in Note 10 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2008, we entered into an agreement and plan of merger, or the Merger Agreement, pursuant to which our 80 percent owned subsidiary, AGTI, was merged with and into ARIAD effective as of September 12, 2008.  Pursuant to the Merger Agreement, each of the 1,126,064 outstanding shares of AGTI common stock owned by AGTI’s minority stockholders was converted into the right to receive two shares of ARIAD common stock.  In October 2008, pursuant to the Merger Agreement, we issued an aggregate of 1,799,276 shares of ARIAD common stock to former AGTI minority stockholders who had not exercised appraisal rights under Delaware law.  In addition, in January 2009, we reached a settlement with the former AGTI minority stockholders who had exercised their appraisal rights, pursuant to which we issued an aggregate of 452,852 shares of ARIAD common stock and made cash payments of approximately $2.43 in cash for each share of AGTI common stock they owned.  Accordingly, a total of 2,252,128 shares of our common stock, or approximately 3.1 percent of the outstanding common stock of ARIAD at the time of the merger, were issued in connection with the AGTI merger.  The shares of ARIAD common stock issued in connection with the merger were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act (and the regulations promulgated thereunder, including Regulation D) relating to sales by an issuer not involving a public offering.

ITEM 6.            EXHIBITS

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on February 20, 2009).

10.1	Director Compensation Arrangements.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer
(Principal financial officer
and chief accounting officer)

Date:  May 11, 2009

EXHIBIT INDEX

Exhibit                                                                   Title
No.

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on February 20, 2009).

10.1	Director Compensation Arrangements.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.