Form 10-Q
period 2009-06-30
ARIAD PHARMACEUTICALS INC
filed 2009-08-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes |   |  No |X|

The number of shares of the registrant’s common stock outstanding as of August 7, 2009 was 108,807,889.

ARIAD PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,235	$24,243
Marketable securities	7,300	14,825
Amounts due under collaboration agreement	5,615	5,580
Inventory and other current assets	3,028	4,055

Total current assets	48,178	48,703

Property and equipment:
Leasehold improvements	22,022	22,004
Equipment and furniture	17,075	14,991

Total	39,097	36,995
Less accumulated depreciation and amortization	(28,977)	(27,402)

Property and equipment, net	10,120	9,593

Intangible and other assets, net	9,862	9,892

Total assets	$68,160	$68,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,575	$1,400
Accounts payable	7,614	9,370
Accrued compensation and benefits	954	817
Accrued product development expenses	7,821	9,936
Other accrued expenses	3,101	3,990
Current portion of deferred revenue	8,517	6,982
Current portion of deferred executive compensation	825	941
Other current liabilities	207	70
Accrued merger consideration	---	1,023

Total current liabilities	30,614	34,529

Long-term debt	10,675	11,550
Deferred revenue	107,252	90,282
Deferred executive compensation	1,175	953
Other long-term liabilities	579	72
Warrant liability	6,157	---

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 145,000,000 shares, issued and outstanding, 86,850,616 shares in 2009 and 71,365,339 shares in 2008	87	71
Additional paid-in capital	391,409	369,313
Accumulated other comprehensive income	---	18
Accumulated deficit	(479,788)	(438,600)

Total stockholders’ deficit	(88,292)	(69,198)

Total liabilities and stockholders’ deficit	$68,160	$68,188

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except share and per share data	2009	2008	2009	2008

License and collaboration revenue	$2,094	$1,450	$3,993	$2,945

Operating expenses:
Research and development	15,807	11,827	33,555	22,702
General and administrative	4,814	7,029	8,940	15,178

Total operating expenses	20,621	18,856	42,495	37,880

Loss from operations	(18,527)	(17,406)	(38,502)	(34,935)

Other income (expense):
Interest income	37	331	72	928
Interest expense	(82)	(192)	(160)	(271)
Revaluation of warrant liability	(2,382)		(2,598)

Total other income/(expense), net	(2,427)	139	(2,686)	657

Net loss	$(20,954)	$(17,267)	$(41,188)	$(34,278)

Net loss per share – basic and diluted	$(.24)	$(.25)	$(.50)	$(.49)

Weighted-average number of shares of common stock outstanding – basic and diluted	86,358,621	69,363,731	81,941,432	69,339,484

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In thousands	2009	2008
Cash flows from operating activities:
Net loss	$(41,188)	$(34,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062	1,229
Accretion of discount on marketable securities	(18)	(243)
Stock-based compensation	2,143	2,880
Deferred executive compensation expense	521	390
Revaluation of warrant liability	2,598	---
Increase (decrease) from:
Inventory and other current assets	1,027	(1,703)
Amounts due under collaboration agreement	(35)	(1,756)
Other assets	(19)	(3)
Accounts payable	(1,756)	1,815
Accrued compensation and benefits	137	189
Accrued product development expenses	(2,115)	796
Other accrued expenses	(889)	2,137
Other liabilities	529
Deferred revenue	18,505	(2,944)
Deferred executive compensation paid	(415)	(225)
Net cash used in operating activities	(18,913)	(31,716)
Cash flows from investing activities:
Acquisitions of marketable securities	(7,599)	(30,452)
Proceeds from maturities of marketable securities	15,126	30,550
Investment in property and equipment	(1,951)	(3,278)
Investment in intangible assets	(988)	(352)
Net cash provided by (used in) investing activities	4,588	(3,532)
Cash flows from financing activities:
Proceeds from long-term borrowings	---	10,505
Repayment of long-term borrowings	(700)	(670)
Principal payments under capital lease obligation	(36)	(23)
Proceeds from issuance of common stock, net of issuance costs	22,819	---
Proceeds from issuance of common stock pursuant to stock option and purchase plans	234	139
Net cash provided by financing activities	22,317	9,951
Net increase (decrease) in cash and cash equivalents	7,992	(25,297)
Cash and cash equivalents, beginning of period	24,243	67,864
Cash and cash equivalents, end of period	$32,235	$42,567

Supplemental cash flow information
Assets acquired under capital lease	$150

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008.  The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through August 9, 2009, the date prior to the issuance of these financial statements.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006.

Since its inception, the Company has incurred significant operating losses related to its research and development programs and supporting activities.  The Company has funded its losses through the sale of equity securities, debt and cash received pursuant to collaboration agreements, including its collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and commercialization of ridaforolimus, previously known as deforolimus (see Note 2).  At June 30, 2009, the Company had $39.5 million of cash, cash equivalents and marketable securities.  On August 7, 2009, the Company completed an underwritten public offering and sale of 21,850,000 shares of its common stock at $1.75 per share.  Estimated net proceeds of this offering, after underwriting discounts and commissions and expenses, are $35.6 million.  The net proceeds will be used to fund the Company’s ongoing research and development activities and supporting general corporate needs.

The Company expects to continue to incur significant operating expenses and net losses related to its research and development programs and supporting activities through at least 2010.  There are numerous factors that affect the Company’s level of spending on its research and development programs and supporting activities, including the extent of clinical trials and other development activities for ridaforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for ridaforolimus and AP24534, the progress of its discovery research and preclinical programs, including AP26113, and the impact of business development activities, among other factors.

The Company is pursuing various potential sources of additional funding to further support its development programs and related activities, including partnering of its earlier stage product candidates, AP24534 and AP26113, and licensing of its ARGENT technology for research and laboratory applications.  In addition, the Company is currently engaged in its annual process with Merck of updating the global development plan for ridaforolimus.  This updated global development plan will establish the scope, timing and costs of ongoing development, including which Phase 3 clinical trials will be pursued and when they will likely be initiated, and the expected timing of related milestone payments as defined in the collaboration agreement, including the timing of anticipated milestone payments for filing for and obtaining regulatory approval of ridaforolimus in patients with sarcomas.  As part of the annual review of the global development plan with Merck, the partners are currently working together to revise the clinical trial program in the global development plan for ridaforolimus in cancer indications beyond sarcomas.  At this time, the joint development committee of the partnership has not reached a decision as to the optimal registration strategy for ridaforolimus in patients with breast cancer. As such, the Company currently expects that milestone payments related to the initiation of Phase 3 trials previously expected to start in the first or second quarter of 2010 will be delayed beyond the first half of 2010.  In connection with any revision to the global development plan, the Company may consider revisions to the cost sharing and funding provisions of the collaboration.

There can be no assurance that the actions the Company may take to reduce spending or provide additional funding will generate sufficient resources to fund operations for at least twelve months.  If the Company is not successful in its efforts to secure additional funding from these or other sources or otherwise reduce spending to conserve cash and capital, its cash, cash equivalents and marketable securities as of June 30, 2009, together with the net proceeds from its August 2009 public offering of common stock, may not be sufficient to fund operations for at least the next twelve months.

2.	Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck for the joint global development and commercialization of ridaforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Merck and the Company will conduct a broad-based development program in multiple types of cancer, pursuant to a global development plan agreed upon by the parties.  Each party will fund 50 percent of the global development costs, except that Merck will fund 100 percent of any cost of development that is specific to development or commercialization of ridaforolimus outside the United States.  The Collaboration Agreement provides that, in certain circumstances, either party may opt out of conducting and funding certain late-stage clinical trials after demonstration of clinical proof of concept, which would result in changes in development and commercialization responsibilities and compensation arrangements.  The Company is responsible for supplying the active pharmaceutical ingredient used in the product and Merck is responsible for the formulation of the finished product, all under a separate supply agreement between the parties entered into in May 2008.

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

Through December 31, 2008, in addition to the up-front payment of $75 million, Merck had paid the Company $31 million in milestone payments related to the start of Phase 2 and Phase 3 clinical trials.  In the six-month period ended June 30, 2009, Merck paid the Company an additional milestone payment of $12.5 million related to the start of a Phase 2 clinical trial in patients with advanced prostate cancer, and a milestone payment of $10 million related to the initiation of a Phase 2 clinical trial in patients with metastatic non-small–cell lung cancer.  Up-front and milestone payments are deferred and are recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received are recorded as such on the Company’s balance sheet.  At June 30, 2009, the Company had recorded an amount due from Merck under the Collaboration Agreement of $5.6 million.

3.	Marketable Securities

The Company has classified its marketable securities that are not included in cash equivalents as available-for-sale and, accordingly, carries such securities at fair value.  At June 30, 2009, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2009, the aggregate fair value approximates the amortized cost of the Company’s marketable securities.  Other comprehensive income includes net loss and changes in unrealized gain or loss on marketable securities.  Total other comprehensive income was $20.4 million and $40.7 million for the three and six months ended 2009 and $17.3 million and $34.3 million for the three and six months ended 2008.

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2009 and December 31, 2008:

In thousands	June 30, 2009	December 31, 2008
Capitalized patent and license costs	$11,504	$11,107
Purchased technology	5,901	5,901
	17,405	17,008
Less accumulated amortization	(7,589)	(7,142)
	9,816	9,866
Other	46	26
	$9,862	$9,892

Amortization expense for intangible assets amounted to $287,000 and $288,000 in 2009 and 2008, respectively.  The weighted average amortization period for intangible assets was 15.3 years in 2009 and 14.8 years in 2008, respectively.

5.	Long-Term Debt

Long-term debt was comprised of the following at June 30, 2009 and December 31, 2008:

In thousands	June 30, 2009	December 31, 2008
Bank term note	$12,250	$12,950
Less current portion	(1,575)	(1,400)
	$10,675	$11,550

The loan, as amended, bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate, as provided in the amendment.  The effective interest rate on the loan was 2.24% and 3.65% at June 30, 2009 and December 31, 2008, respectively.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan, as amended, also requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above loan, as amended, are $700,000 for the remainder of 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012, and $1.2 million in 2013.

6.	Stockholders’ Equity

Sale of Common Stock and Warrants

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of approximately $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants have a three-year term from the date of issuance and are exercisable beginning six months after the date of issuance.  Following this offering, and prior to the Company’s public offering in August 2009 described in Note 13, the Company had approximately $40.0 million of securities remaining available under its shelf registration statement.

The warrants are classified as a derivative liability as the warrants do not qualify to be classified as an equity instrument as a result of the potential cash settlement of the warrants.  Accordingly, the fair value of the warrants was recorded on the condensed consolidated balance sheet as a liability upon issuance and is adjusted to its fair value at each financial reporting date with the adjustment reflected in the consolidated statement of operations.  The Company has classified the warrant obligation as a long-term liability as it expires in greater than one year and there is no indication that a merger, tender offer or similar transaction is probable.

7.	Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  Marketable securities are recorded in the consolidated financial statements at aggregate fair value.  The carrying amount of the Company’s bank term note of $12.3 million at June 30, 2009 approximates fair value due to its variable interest rate.  The Company’s obligation under its executive compensation plans is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements may be classified based on the inputs using the following three levels:

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

The Company’s warrant liability is carried at fair value and is classified as level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  The fair value of the warrants on the date of their issuance was determined to be $3.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.5%, (ii) an expected term of 3 years, (iii) no dividend yield, and (iv) a volatility of 66%.  As of June 30, 2009, the fair value of the warrants was determined to be $6.2 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.46%, (ii) an expected term of 2.7 years, (iii) no dividend yield and (iv) a volatility of 69%.  The increase in the fair value of the warrants was recognized in other income (expense).  The change in the fair value of the warrant liability since its initial measurement was as follows (in thousands):

Initial measurement	$3,559
Revaluation of warrant liability	2,598
Balance at June 30, 2009	$6,157

8.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included compensation cost from share-based payments for the three and six-month periods ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Compensation cost from:
Stock options	$784	$1,223	$1,537	$2,485
Stock and stock units	296	291	486	359
Purchases of common stock at a discount	47	18	120	36
	$1,127	$1,532	$2,143	$2,880

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Compensation cost included in:
Research and development expenses	$558	$835	$1,083	$1,640
General and administrative expenses	569	697	1,060	1,240
	$1,127	$1,532	$2,143	$2,880

During the six-month period ended June 30, 2009, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Underlying Shares	Weighted-Average Grant-Date Fair Value	Total Fair Value
		(Per Share)	(in 000’s)

Stock options	1,200,140	$0.93	$1,117
Stock and stock units	1,123,000	1.33	1,496
Purchases of common stock at a discount	242,108	0.50	120
	2,565,248

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted average assumptions used in the Black-Scholes model to value stock options granted during the six-month period ended June 30, 2009 were as follows:

Expected life of options granted (in years)	7.04
Expected volatility	70.9%
Risk free interest rate	2.73%
Expected annual dividends	0%

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

9.	Executive Compensation Plans

Under the Company’s deferred executive compensation plan established in 1997, participants were granted options to purchase shares of certain designated mutual funds at a discount equal to the amount of the award.  The options vested equally over four years.  The awards were recognized as expense ratably over the vesting period.

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  These awards generally vest over four years and the Company accrues a liability over the vesting period.  The liability is increased or decreased based on changes in the fair value of the underlying securities designated in the awards.  The plan is not funded.  In March 2009 and April 2008, the Company made awards in the aggregate amount of $1,121,000 and $908,000 to fifteen and to thirteen officers, respectively.  Total expense related to these plans amounted to $521,000 and $437,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

10.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three and six months ended June 30, 2009 and 2008, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	2009	2008

Outstanding stock options, restricted stock and restricted stock units	9,100,922	7,996,942
Warrants to purchase common stock	10,784,024	---

11.	Legal Proceedings

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

Lilly appealed several of the District Court’s rulings to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) and, on April 3, 2009, the CAFC ruled in Lilly’s favor, finding that the four claims of the ‘516 Patent asserted in this lawsuit are not supported by adequate written description and are therefore invalid.  The CAFC did not rule on other validity issues raised by Lilly or on the findings of infringement.  In addition, the CAFC affirmed the District Court’s ruling that the patent’s enforceability is not impaired by inequitable conduct during its prosecution.  The Plaintiffs filed a petition on June 2, 2009 requesting en banc rehearing of this matter before the full CAFC. Lilly filed an opposition to Plaintiffs’ petition on July 2, 2009 and a decision on the petition is awaited.

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

On June 1, 2009, the CAFC affirmed the Delaware Court’s claim interpretation and summary judgment of non-infringement with respect to Enbrel. Plaintiffs did not file a petition for rehearing in this case.

PTO Reexamination

A reexamination at the United States Patent and Trademark Office (“PTO”) of aspects of patentability of the ‘516 Patent had been initiated by Lilly in April 2005.  On October 16, 2008, the PTO issued a final office action confirming that 53 claims of the ‘516 patent are patentable, while rejecting 45 of the remaining  claims, including claims relating to the Lilly litigation and claims relating to the Amgen litigation.  The Company has appealed that decision to the Patent Office Board of Appeals and Interferences and filed its appeal brief on May 18, 2009.

Shareholder Derivative Suit

On February 13, 2009, a shareholder derivative complaint alleging breaches of fiduciary duties was filed in the Delaware Court of Chancery, naming each member of the Company's board of directors at that time as a defendant and the Company as a nominal defendant.  The complaint, filed by a stockholder of the Company, alleges breaches of fiduciary duties by the defendants related to the merger of AGTI with and into ARIAD, the departure of the Company’s former chief legal officer and changes in the by-laws of the Company and roles and responsibilities of members of the Board of Directors, and seeks unspecified damages plus reimbursement of the legal and other costs of the plaintiffs.  The Company believes that the claims are without merit and that the complaint constitutes a frivolous lawsuit and has filed a motion to dismiss the complaint which is pending.  The Company and its directors intend to vigorously oppose the lawsuit.

The timing and ultimate outcome of the legal proceedings described above cannot be determined at this time.

12.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements.  The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009.  Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 7.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends other-than-temporary impairment guidance for debt securities for evaluation when an other-than-temporary impairment has occurred and the related presentation and disclosure of such presentation in the financial statements.  FSP No. FAS 115-2 and FAS 124-2 are effective for periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events.  SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009.  Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 1.

13.	Subsequent Event

On August 7, 2009, the Company sold 21,850,000 shares of its common stock in an underwritten public offering at a purchase price of $1.75 per share.  Estimated net proceeds of this offering, after underwriting discounts and commissions and expenses, are $35.6 million.  The total number of shares sold in this offering included the exercise by the underwriters of an option to purchase an additional 2,850,000 shares of common stock to cover over-allotments.  Following this offering, the Company has approximately $1.8 million of securities remaining available under its shelf registration statement.

Harvey J. Berger, M.D., the Company’s chairman and chief executive officer, purchased 1,714,286 shares of common stock for $3 million in this offering.

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

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize ridaforolimus for use in cancer.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  In addition, in 2008 and 2009 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, metastatic endometrial cancer, metastatic non-small-cell lung cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents, all as part of our joint global development plan with Merck.

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

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, of which $53.5 million has been paid to us through June 30, 2009, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The upfront payment and milestone payments, when earned by us and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs and have obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  The collaboration agreement provides that each party will receive 50 percent of the profit from the sales of ridaforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of ridaforolimus outside the United States.

Our second product candidate, AP24534, is an investigational multi-targeted kinase inhibitor for which we initiated a Phase 1 clinical trial in the second quarter of 2008 in patients with chronic myeloid leukemia, or CML, acute myeloid leukemia, or AML, and other hematologic cancers, which is on-going at this time.  In the second quarter of 2009, we designated our third product candidate, AP26113, an investigational anaplastic lymphoma kinase, or ALK, inhibitor, as a development candidate.  We have commenced preclinical testing and investigational new drug, or IND, enabling studies of this product candidate.

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

Since our inception in 1991, we have devoted substantially all of our resources to our research and development programs.  We receive no revenue from the sale of pharmaceutical products, and most of our revenue to date has been received in connection with a joint venture we had with a major pharmaceutical company from 1997 to 1999 and under our collaboration agreement with Merck signed in July 2007.  Except for the gain on the sale of our 50 percent interest in that joint venture in December 1999, which resulted in net income for the year ended December 31, 1999, we have not been profitable since inception.  Under our collaboration with Merck for the development and commercialization of ridaforolimus, we have received up-front and milestone payments since July 2007 in the aggregate of $128.5 million and we expect that our license and collaboration revenue will increase in future periods.  However, we expect to incur substantial and increasing operating losses for the foreseeable future, primarily due to costs associated with our pharmaceutical product development programs, including costs for clinical trials and product manufacturing, pre-commercial activities, personnel and our intellectual property.  We expect such costs and operating losses will be offset in part by development cost-sharing provisions and license revenue from our collaboration with Merck for the development and commercialization of ridaforolimus.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Each of our potential sources of funding is subject to numerous risks and uncertainties, and there is no assurance that such funding will become available in 2009 or 2010, or at all, as discussed further in the “Risk Factors” incorporated by reference into Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risks Related to Our Business — Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.”

As of June 30, 2009, we had cash, cash equivalents and marketable securities of $39.5 million, working capital of $17.6 million, deferred revenue of $115.8 million related to non-refundable up-front and milestone payments from Merck, and total stockholders’ deficit of $88.3 million.  On August 7, 2009, we completed an underwritten public offering and sale of 21,850,000 shares of our common stock at $1.75 per share.  Estimated net proceeds of this offering, after underwriting discounts and commissions and expenses, are $35.6 million.

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

Historically, we have relied primarily on the capital markets as our source of funding.  We may also obtain funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates, such as our collaboration with Merck for the global development and commercialization of ridaforolimus.  These collaborations can take the form of licensing arrangements, co-development or joint venture arrangements or other structures.  In addition, we utilize long-term debt and leases to supplement our funding, particularly as a means of funding investment in property and equipment and infrastructure needs.  If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operations in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us.  Please see additional information under the caption “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, stock-based compensation and the fair value of warrants to purchase our common stock.

For the six-month period ended June 30, 2009, we reported license and collaboration revenue of $4.0 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of ridaforolimus, as of June 30, 2009, we have received an up-front payment of $75 million and milestone payments of $53.5 million related to the start of Phase 2 and Phase 3 clinical trials of ridaforolimus.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At June 30, 2009, we reported $9.9 million of intangible assets, consisting of the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, as well as capitalized costs related primarily to purchased and issued patents, patent applications and licenses, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying technology, patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  We have concluded that the carrying value of our intangible assets is not currently impaired because such carrying value does not exceed the future net cash flows expected to be generated by such intangible assets.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of June 30, 2009 of intangible assets related to our NF-κB technology is $358,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the volatility of our common stock, or the expected life of stock options granted during the six-month period ended June 30, 2009 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $74,000, or $43,000 respectively.

Warrants to purchase 10,784,024 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of 14,378,698 shares of our common stock, are classified as a derivative liability pursuant to SFAS No. 133.  Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the volatility of our common stock at June 30, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $746,000 with such difference reflected in our statement of operations.

Results of Operations

For the three months ended June 30, 2009 and 2008

Revenue

We recognized license and collaboration revenue of $2.1 million in the three-month period ended June 30, 2009, compared to $1.5 million in the corresponding period in 2008.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $644,000, based on the non-refundable up-front and milestone payments totaling $128.5 million received from Merck to date, in accordance with our revenue recognition policy.  We expect that our license and collaboration revenue will remain relatively unchanged for the remainder of 2009.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $4.0 million, or 34%, to $15.8 million in the three-month period ended June 30, 2009, compared to $11.8 million in the corresponding period in 2008, as described in further detail below.

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

Our R&D expenses for the three-month period ended June 30, 2009, as compared to the corresponding period in 2008, were as follows:

	Three months ended June 30,		Increase/
In thousands	2009	2008	(decrease)
Direct external expenses:
Clinical programs	$8,795	$5,172	$3,623
Preclinical programs	61	0	61
All other R&D expenses	6,951	6,655	296
	$15,807	$11,827	$3,980

Our clinical programs consist of ridaforolimus, our lead product candidate, and AP24534, our kinase inhibitor program.  The direct external expenses for ridaforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for ridaforolimus were $7.5 million in the three-month period ended June 30, 2009, an increase of $3.3 million, as compared to the corresponding period in 2008.  This increase is due to an increase in clinical costs of $3.1 million and contract manufacturing costs of $1.1 million, offset in part by a decrease in supporting non-clinical costs of $523,000, and an increase in Merck’s share of expenses of $2.9 million in the three-month period ended June 30, 2009, as compared to the corresponding period in 2008.  In addition, costs for Merck’s services provided to the collaboration increased by $1.3 million in the three-month period ended June 30, 2009, as compared to the corresponding period in 2008 as a result of an increase in Merck’s activities under the global development plan.  Clinical trial costs and contract manufacturing costs increased due primarily to increasing enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and the initiation of enrollment in Phase 2 clinical trials of ridaforolimus in patients with breast cancer, endometrial cancer, prostate cancer and non-small cell lung cancer.  Costs of non-clinical studies decreased due to the completion of toxicology studies of ridaforolimus required to support regulatory filings with the FDA.  We expect that our direct external costs for ridaforolimus, net of Merck’s share of such costs, will decrease slightly during the remainder of 2009 as no additional Phase 2 or Phase 3 clinical trials are expected to be initiated this year, impacting clinical trial costs as well as the related manufacturing costs for drug product for clinical trial purposes.

Direct external expenses for our second clinical program, AP24534, were $1.3 million for the three-month period ended June 30, 2009, an increase of $360,000 as compared to the corresponding period in 2008.  The increase is due to an increase in clinical costs of $160,000 and toxicology costs of $810,000, offset in part by a decrease in contract manufacturing costs of $587,000.  Clinical costs increased due to increasing enrollment in our Phase 1 clinical trial in patients with hematologic malignancies.  Toxicology costs increased due to the conduct of long-term toxicology studies necessary to support development of this product candidate.  Manufacturing costs decreased due primarily to a decrease in product and process development activities in 2009 relative to 2008.  We expect that our direct external costs for AP24534 will decrease during the remainder of 2009, based on reductions in spending we have implemented in 2009 as discussed in Note 1 and under the caption “Liquidity and Capital Resources - Liquidity,” below, as we near completion of our current Phase 1 clinical trial.

We designated our third development candidate, AP26113, an anaplastic lymphoma kinase, or ALK, inhibitor and progressed it into preclinical testing and IND enabling studies during the second quarter of 2009.  The direct external expenses for our preclinical program relate to toxicology studies we are conducting for AP26113.  We incurred no direct external expenses for preclinical programs in the corresponding period in 2008.  Prior to the nomination of AP26113 as our third development candidate in the second quarter of 2009, all programs other than clinical programs were designated as discovery research and are included in “all other R&D expenses” in the table above.

All other R&D expenses increased by $296,000 in the three-month period ended June 30, 2009 as compared to the corresponding period in 2008.  This increase is due to an increase in 2009 in personnel expenses of $899,000 related to the hiring of additional R&D personnel, and an increase in overhead and other expenses of $483,000, offset in part by an increase in Merck’s allocated share of such expenses under the terms of the collaboration agreement of $708,000 and a decrease in professional services of $304,000.  We expect that all other R&D expenses will remain relatively unchanged during the remainder of 2009.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” incorporated by reference into Part II, Item 1A of this Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2008 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million, or 32%, to $4.8 million in the three-month period ended June 30, 2009, compared to $7.0 million in the corresponding period in 2008.  Professional fees decreased by $2.4 million to $2.3 million in the three-month period ended June 30, 2009, compared to $4.7 million in the corresponding period in 2008, due primarily to reduction in activities and costs related to corporate and commercial development initiatives, and to our patent infringement litigation against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen.  We expect that our general and administrative expenses will decrease slightly over the remainder of the year, reflecting a decrease in activity related to our patent infringement litigation and certain corporate consulting initiatives.

We expect that our operating expenses in total, net of Merck’s share of development costs of ridaforolimus will decrease during the remainder of 2009 for the reasons described above and based on reductions in spending we have implemented in 2009 as noted in Note 1 and under the caption “Liquidity and Capital Resources – Liquidity”, below.  Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the planned increase in clinical trials and other studies related to ridaforolimus pursuant to our collaboration with Merck and the conduct of our clinical trial and the required manufacturing for AP24534.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $37,000 in the three-month period ended June 30, 2009 from $331,000 in the corresponding period in 2008, as a result of a lower average balance of funds invested in 2009 and lower interest yields from our investments.

Interest expense decreased to $82,000 in the three-month period ended June 30, 2009 and $192,000 in the corresponding period in 2008, as a result of lower average loan balances in 2009 and lower interest rates on our long-term debt.

Revaluation of Warrant Liability

The fair value at June 30, 2009 of our warrant liability was $2.4 million higher than its fair value at March 31, 2009, resulting in a charge of $2.4 million for the three-month period ended June 30, 2009.  The increase in value of the warrant liability is primarily due to the impact of the increase in the market price of our common stock during the three months ended June 30, 2009 on valuation of the warrants.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits, respectively, being recognized in our consolidated statement of operations in future periods. Such charges or credits will not have any impact on our cash balances, liquidity or cash flows from operations.

Operating Results

We reported a loss from operations of $18.5 million in the three-month period ended June 30, 2009 compared to a loss from operations of $17.4 million in the corresponding period in 2008, an increase of $1.1 million, or 6%.  We also reported a net loss of $21.0 million in the three-month period ended June 30, 2009, compared to a net loss of $17.3 million in the corresponding period in 2008, an increase in net loss of $3.7 million or 21%, and a net loss per share of $0.24 and $0.25, respectively.  We expect that our loss from operations and our net loss will decrease during the remainder of 2009 due to the various factors discussed under “Revenue” and “Operating Expenses” above, including reductions in spending we have implemented in 2009, as noted in Note 1 and under the caption “Liquidity and Capital Resources – Liquidity”, below.  Actual losses will depend on the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and developments in our legal proceedings, among other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and the development timelines for our product candidates.

Results of Operations

For the six months ended June 30, 2009 and 2008

Revenue

We recognized license and collaboration revenue of $4.0 million in the six-month period ended June 30, 2009, compared to $2.9 million in the corresponding period in 2008.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $1.1 million, based on the non-refundable up-front and milestone payments totaling $128.5 million received from Merck to date, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $10.9 million, or 48%, to $33.6 million in the six-month period ended June 30, 2009, compared to $22.7 million in the corresponding period in 2008.

Our R&D expenses for the six-month period ended June 30, 2009, as compared to the corresponding period in 2008, were as follows:

	Six months ended June 30,		Increase/
In thousands	2009	2008	(decrease)
Direct external expenses:
Clinical programs	$19,683	$9,787	$9,896
Preclinical programs	61	0	61
All other R&D expenses	13,811	12,915	896
	$33,555	$22,702	$10,853

Direct external expenses for ridaforolimus were $16.4 million in the six-month period ended June 30, 2009, an increase of $8.2 million, as compared to the corresponding period in 2008.  This increase is due to an increase in clinical costs of $8.2 million and contract manufacturing costs of $1.7 million, offset in part by an increase in Merck’s share of expenses of $5.4 million in the six-month period ended June 30, 2009, as compared to the corresponding period in 2008.  In addition, costs for Merck’s services provided to the collaboration increased by $1.9 million in the six-month period ended June 30, 2009, as compared to the corresponding period in 2008 as a result of an increase in Merck’s activities under the global development plan.  Clinical trial costs and contract manufacturing costs increased due primarily to increasing enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and the initiation of enrollment in Phase 2 clinical trials of ridaforolimus in patients with breast cancer, endometrial cancer, prostate cancer and non-small cell lung cancer.

Direct external expenses for our second clinical program, AP24534, were $3.3 million for the six-month period ended June 30, 2009, an increase of $1.7 million as compared to the corresponding period in 2008.  The increase is due to an increase in clinical costs of $340,000 and toxicology costs of $1.9 million offset by a decrease in contract manufacturing costs of $603,000.  Clinical costs increased due to increasing enrollment in our Phase 1 clinical trial in patients with hematologic malignancies.  Toxicology costs increased due to the conduct of long-term toxicology studies necessary to support development of this product candidate.  Manufacturing costs decreased due primarily to a decrease in product and process development activities in 2009 relative to 2008.

The direct external expenses incurred from our preclinical program relate to toxicology costs we are conducting for our third clinical candidate, AP26113.  We incurred no direct external expenses for preclinical programs in the corresponding period in 2008.  Prior to the designation of our third clinical candidate, all programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.

All other R&D expenses increased by $896,000 in the six-month period ended June 30, 2009 as compared to the corresponding period in 2008.  This increase is due to an increase in 2009 in personnel expenses of $1.5 million related to the hiring of additional R&D personnel, and an increase in overhead and general expenses of $937,000, offset in part by an increase in Merck’s allocated share of such expenses under the terms of the collaboration agreement of $1.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million, or 41%, to $8.9 million in the six-month period ended June 30, 2009, compared to $15.2 million in the corresponding period in 2008.  Professional fees decreased by $6.3 million to $4.4 million in the six-month period ended June 30, 2009, compared to $10.7 million in the corresponding period in 2008, due primarily to reduction in activities and costs related to corporate and commercial development initiatives, and to our patent infringement litigation against Lilly and Amgen.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $72,000 in the six-month period ended June 30, 2009 from $928,000 in the corresponding period in 2008, as a result of a lower average balance of funds invested in 2009 and lower interest yields from our investments.

Interest expense decreased to $160,000 in the six-month period ended June 30, 2009 from $271,000 in the corresponding period in 2008, as a result of lower average loan balances in 2009 and lower interest rates on our long-term debt.

Revaluation of Warrant Liability

The fair value at June 30, 2009 of our warrant liability was $2.6 million higher than its fair value at inception, resulting in a loss of $2.6 million for the six-month period ended June 30, 2009.  The increase in the value of the warrant liability is primarily due to the impact of the increase in the market price of our common stock since inception of the warrant in February 2009.

Operating Results

We reported a loss from operations of $38.5 million in the six-month period ended June 30, 2009 compared to a loss from operations of $34.9 million in the corresponding period in 2008, an increase of $3.6 million, or 10%.  We also reported a net loss of $41.2 million in the six-month period ended June 30, 2009, compared to a net loss of $34.3 million in the corresponding period in 2008, an increase in net loss of $6.9 million or 20%, and a net loss per share of $0.50 and $0.49, respectively.

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

Sources of Funds

For the three months and six months ended June 30, 2009 and 2008, our sources of funds were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2009		2008		2009	2008
Sales/issuances of common stock:
In common stock offerings, net of issuance costs	$		$		$22,819	$
Pursuant to stock option and purchase plans		97		62	234		139
Proceeds from long-term borrowings							10,505
Maturities of marketable securities, net of purchases		300		(1,237)	7,527		98
		$397		$(1,175)	$30,580		$10,742

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

On February 25, 2009, we raised net proceeds of $22.8 million from the sale of 14,378,698 shares of our common stock and warrants to purchase 10,784,024 shares of our common stock from our existing shelf registration statement.  On August 7, 2009, we raised net proceeds of approximately $35.6 million from the sale of 21,850,000 shares of our common stock in an underwritten public offering under our existing shelf registration statement.  Following this offering, we have approximately $1.8 million of securities remaining available for issuance under our existing shelf registration statement.

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

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and six-month periods ended June 30, 2009 and 2008, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or reinvested was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Purchases of marketable securities	$—	$(17,432)	$(7,599)	$(30,452)
Proceeds from sales and maturities of marketable securities	300	16,195	15,126	30,550
	$300	$(1,237)	$7,527	$98

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and six months ended June 30, 2009 and 2008, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008

Net cash used in operating activities	$8,803	$18,442	$18,913	$31,716
Repayment of borrowings	350	350	700	670
Investment in intangible assets	649	123	988	352
Investment in property and equipment	880	1,399	1,951	3,278
	$10,682	$20,314	$22,552	$36,016

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital changes.  As noted above, our net loss for the six months ended June 30, 2009 increased by $6.9 million, as compared to the corresponding period in 2008, due primarily to increased operating expenses.  As a result of the receipt of $22.5 million milestone payments from Merck, offset in part by other changes in our working capital, our net cash used in operations decreased by $12.8 million in the six-month period ended June 30, 2009 as compared to the corresponding period in 2008.  As noted above, we expect that our net loss will decrease over the remainder of 2009 due to the various factors discussed above.  We also expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will decrease over the remainder of 2009.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2009, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of June 30, 2009:

		Payments Due By Period
In thousands	Total	In 2009	2010 through 2012	2013 through 2014	After 2014

Long-term debt	$12,250	$700	$10,325	$1,225	$—
Leases	6,725	1,096	5,614	15	—
Employment agreements	12,825	3,188	9,029	608	—
Other long-term obligations	5,111	559	2,351	1,806	395
Total fixed contractual obligations	$36,911	$5,543	$27,319	$3,654	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 2.24%, our average interest rate on our debt at June 30, 2009, over the remaining term of the debt, our interest expense would total approximately $133,000 for the remainder of 2009, $521,000 in the period 2010 through 2012, and $7,000 in 2013.

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

Liquidity

At June 30, 2009, we had cash, cash equivalents and marketable securities totaling $39.5 million and working capital of $17.6 million, compared to cash, cash equivalents and marketable securities totaling $39.1 million and working capital of $14.2 million at December 31, 2008.

On February 25, 2009, we raised net proceeds of $22.8 million from the sale of 14,378,698 shares of our common stock and warrants to purchase 10,784,024 shares of our common stock from our existing shelf registration statement at a price of $1.69 per unit.  On August 7, 2009, we completed an underwritten public offering and sale of 21,850,000 shares of our common stock, including 2,850,000 shares of common stock from the exercise by the underwriters of their over-allotment option, at $1.75 per share.  Estimated net proceeds of this offering, after underwriting discounts and commissions and expenses, are $35.6 million.  Following these transactions, we have approximately $1.8 million of securities remaining available for issuance under our existing shelf registration statement which can be sold prior to February 6, 2010, subject to extension under the rules and regulations applicable to shelf registration statements promulgated by the SEC.

In the first six months of 2009, we incurred a loss of $41.2 million and reported cash used in operating activities of $18.9 million which reflects the favorable impact of $22.5 million in milestone payments received from Merck related to the start of Phase 2 clinical trials of ridaforolimus in patients with advanced prostate cancer and metastatic non-small-cell lung cancer.  We announced in July 2009 that we have implemented measures to reduce our previously projected operating expenses by approximately $7.5 million during the second half of 2009.  However, we expect to continue to incur significant operating expenses and net losses through at least 2010 as we advance our product development programs through clinical trials and non-clinical studies.  There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other development activities for ridaforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for ridaforolimus and AP24534, the progress of our discovery research and preclinical programs, including activities related to AP26113, and the impact of potential business development activities, among other factors.  We are pursuing various potential sources of additional funding to further support our development programs and related activities.  These include partnering of our earlier stage product candidates, AP24534 and AP26113, which could generate up-front and milestone payments, as well as funding of on-going development costs, and licensing of our ARGENT technology for research and laboratory applications.  In addition, we are currently engaged in our annual process with Merck of updating the global development plan for ridaforolimus.  This updated global development plan will establish the scope, timing and costs of ongoing development, including which Phase 3 clinical trials will be pursued and when they will likely be initiated, and the expected timing of related milestone payments as defined in the collaboration agreement, including the timing of anticipated milestone payments for filing for and obtaining regulatory approval of ridaforolimus in patients with sarcomas.

As part of our annual review of the global development plan with Merck, we are currently working together to revise the clinical trial program in the global development plan for ridaforolimus in cancer indications beyond sarcomas.  At this time, the joint development committee of the partnership has not reached a decision as to the optimal registration strategy for ridaforolimus in patients with breast cancer.  Merck has advised us that it does not intend to recommend that the partners conduct a Phase 3 clinical trial of ridaforolimus in combination with trastuzumab in patients with metastatic breast cancer based on Merck’s evaluation of the expected future market environment.  As a result, we currently expect that milestone payments related to the initiation of Phase 3 trials previously expected to start in the first or second quarter of 2010 will be delayed beyond the first half of 2010, and the timing of receipt of any Phase 3 related milestones and the future cost of the ridaforolimus program will depend upon revisions to the global development plan currently under discussion with Merck.  In connection with any revision to the global development plan, we may consider revisions to the cost sharing and funding provisions of the collaboration.

There can be no assurance that we will receive any payments under our collaboration agreement with Merck or through other business development activities in the timeframes we have identified, or at all.  If we are not successful in our efforts to secure additional funding from these or other sources or otherwise reduce spending to conserve cash and capital, our cash, cash equivalents and marketable securities as of June 30, 2009, together with the net proceeds from our August 2009 public offering of common stock, may not be sufficient to fund operations for at least the next twelve months.

In any event, we will require substantial additional funding for our R&D programs, including preclinical development and clinical trials, for operating expenses, including intellectual property protection and enforcement, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  In order to fund our needs, we may, among other things, (1) sell our securities through public or private offerings as market conditions permit, (2) enter into new long-term debt or other credit agreements, (3) enter into or amend partnership agreements for development and commercialization of our product candidates, and/or (4) license our ARGENT cell-signaling technologies.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.  In particular, at June 30, 2009, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We record as a liability the fair value of warrants to purchase 10,784,024 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price ($0.16 based on the market price of our stock at June 30, 2009) of our common stock on which the June 30, 2009 valuation was based, the value would have increased by $1.1 million.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At June 30, 2009, we had $12.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (22.4 basis points at June 30, 2009), we would incur approximately $26,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The information contained in Note 11 to the Notes to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In connection with the Company’s underwritten public offering completed on August 7, 2009, the Company filed a prospectus supplement and a Current Report on Form 8-K on August 3, 2009 with the SEC that contained updated risk factors relating to the Company’s business.  These updated risk factors are incorporated by reference into Item 1A of this Quarterly Report on Form 10-Q from the section captioned “Risk Factors” in Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 19, 2009.  Of 86,850,616 shares of common stock issued and outstanding and eligible to vote as of the record date of April 24, 2009, a quorum of 72,848,385 shares, or 84% of the eligible shares, was present in person or represented by proxy.  The following actions were taken at such meeting.

(a)	Reelection of the following Class 3 Directors of the Company.

	Voted For	Withheld Authority
Harvey J, Berger, M.D.	53,508,710	19,339,675
Wayne Wilson	64,661,626	8,186,759

After the meeting, Athanase Lavidas, Ph.D. and Massimo Radaelli, Ph.D., continued to serve as our Class 1 Directors for terms which expire in 2010 and until their successors are duly elected and qualified, and Jay R. LaMarche and A. Collier Smyth, M.D. continued to serve as our Class 2 Directors for terms which expire in 2011 and until their successors are duly elected and qualified.

(b)
Approval of an amendment to the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan and reservation of an additional 7,000,000 shares of common stock for issuance pursuant to this Plan.  The voting results were 28,506,557 votes for, 15,224,237 votes against, 226,787 votes abstaining, with 28,890,804 broker non-votes.

(c)
Approval of an amendment to the ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan and reservation of an additional 750,000 shares of common stock for issuance pursuant to this Plan.  The voting results were 31,109,549 votes for, 12,630,644 votes against, and 217,388 votes abstaining, with 28,890,804 broker non-votes.

(d)
Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009.  The voting results were 58,187,203 votes for, 14,373,775 votes against, and 287,407 votes abstaining.

ITEM 5.       OTHER INFORMATION

On August 7, 2009, we announced the completion of our public offering of 19,000,000 shares of our common stock at a price of $1.75 per share.  We also announced that the underwriters had exercised in full their over-allotment option for the purchase of an additional 2,850,000 shares.  Net proceeds of the public offering and the over-allotment option, a total of 21,850,000 shares, are approximately $35.6 million after underwriting discounts and commissions and estimated expenses.  Oppenheimer & Co. Inc. acted as the sole bookrunner and lead manager for the offering.  Lazard Capital Markets LLC acted as the co-manager of the offering.

ITEM 6.       EXHIBITS

10.1+
ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended (filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 30, 2009 and incorporated herein by reference).

10.2+
Amended and Restated ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 30, 2009 and incorporated herein by reference).

10.3	Waiver and Amendment No. 4 to Credit Agreement, dated as of June 19, 2009, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)  Management contract or compensatory plan or arrangement.

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer
(Principal financial officer
Date: August 10, 2009		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+
ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended (filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 30, 2009 and incorporated herein by reference).

10.2+
Amended and Restated ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21696) filed with the Securities and Exchange Commission on April 30, 2009 and incorporated herein by reference).

10.3	Waiver and Amendment No. 4 to Credit Agreement, dated as of June 19, 2009, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)  Management contract or compensatory plan or arrangement.