Form 10-Q
period 2009-09-30
ARIAD PHARMACEUTICALS INC
filed 2009-11-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes |  |  No |X|

The number of shares of the registrant’s common stock outstanding as of November 6, 2009 was 108,957,565.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,473	$24,243
Marketable securities	---	14,825
Amounts due under collaboration agreement	5,169	5,580
Inventory and other current assets	3,408	4,055

Total current assets	66,050	48,703

Property and equipment:
Leasehold improvements	22,027	22,004
Equipment and furniture	17,242	14,991

Total	39,269	36,995
Less accumulated depreciation and amortization	(29,821)	(27,402)

Property and equipment, net	9,448	9,593

Intangible and other assets, net	9,735	9,892

Total assets	$85,233	$68,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,750	$1,400
Accounts payable	3,060	9,370
Accrued compensation and benefits	1,362	817
Accrued product development expenses	9,878	9,936
Other accrued expenses	3,338	3,990
Current portion of deferred revenue	8,480	6,982
Current portion of deferred executive compensation	865	941
Other current liabilities	234	1,093

Total current liabilities	28,967	34,529

Long-term debt	10,150	11,550
Deferred revenue	105,136	90,282
Deferred executive compensation	1,441	953
Other long-term liabilities	619	72
Warrant liability	11,229	---

Stockholders’ deficit:
Preferred stock, $.01 par value; authorized, 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 145,000,000 shares, issued and outstanding, 108,883,540 shares in 2009 and 71,365,339 shares in 2008	109	71
Additional paid-in capital	428,182	369,313
Accumulated other comprehensive income	---	18
Accumulated deficit	(500,600)	(438,600)

Total stockholders’ deficit	(72,309)	(69,198)

Total liabilities and stockholders’ deficit	$85,233	$68,188
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except share and per share data	2009	2008	2009	2008

License and collaboration revenue	$2,155	$1,536	$6,148	$4,481

Operating expenses:
Research and development	14,384	13,365	47,939	36,067
General and administrative	3,472	8,255	12,412	23,431

Total operating expenses	17,856	21,620	60,351	59,498

Loss from operations	(15,701)	(20,084)	(54,203)	(55,017)

Other income (expense):
Interest income	29	238	98	1,166
Interest expense	(65)	(147)	(225)	(419)
Revaluation of warrant liability	(5,072)	---	(7,670)	---

Total other income (expense), net	(5,108)	91	(7,797)	747

Net loss	$(20,809)	$(19,993)	$(62,000)	$(54,270)

Net loss per share – basic and diluted	$(.21)	$(.29)	$(.70)	$(.78)

Weighted-average number of shares of common stock outstanding – basic and diluted	100,274,893	69,429,185	88,119,741	69,369,602

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2009	2008
Cash flows from operating activities:
Net loss	$(62,000)	$(54,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,190	2,043
Accretion of discount on marketable securities	(18)	(342)
Stock-based compensation	3,222	4,256
Deferred executive compensation expense	858	515
Revaluation of warrant liability	7,670	---
Increase (decrease) from:
Inventory and other current assets	647	(460)
Amounts due under collaboration agreement	411	(3,859)
Other assets	(21)	13
Accounts payable	(6,310)	(597)
Accrued compensation and benefits	545	575
Accrued product development expenses	(58)	2,460
Other accrued expenses	(652)	922
Other liabilities	592	---
Deferred revenue	16,352	13,020
Deferred executive compensation paid	(446)	(662)
Net cash used in operating activities	(36,018)	(36,386)
Cash flows from investing activities:
Acquisitions of marketable securities	(7,599)	(42,491)
Proceeds from maturities of marketable securities	22,426	42,599
Investment in property and equipment	(2,095)	(5,666)
Investment in intangible assets	(1,144)	(562)
Net cash provided by (used in) investing activities	11,588	(6,120)
Cash flows from financing activities:
Proceeds from long-term borrowings	---	10,505
Repayment of long-term borrowings	(1,050)	(1,020)
Principal payments under capital lease obligation	(59)	(38)
Proceeds from issuance of common stock, net of issuance costs	58,370	---
Proceeds from issuance of common stock pursuant to stock option and purchase plans	399	329
Net cash provided by financing activities	57,660	9,776
Net increase (decrease) in cash and cash equivalents	33,230	(32,730)
Cash and cash equivalents, beginning of period	24,243	67,864
Cash and cash equivalents, end of period	$57,473	$35,134

Supplemental cash flow information
Assets acquired under capital lease	$179

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008.  The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through November 6, 2009, the date prior to the issuance of these financial statements.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Since its inception, the Company has incurred significant operating losses related to its research and development programs and supporting activities.  The Company has funded its losses through the sale of equity securities, debt and cash received pursuant to collaboration agreements, including its collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and commercialization of ridaforolimus, previously known as deforolimus (see Note 2).  At September 30, 2009, the Company had $57.5 million of cash and cash equivalents.

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

The Company is pursuing various potential sources of additional funding to further support its development programs and related activities, including partnering of its earlier stage product candidates, AP24534 and AP26113, and licensing of its ARGENT technology for research and laboratory applications.  In addition, the Company and Merck are currently engaged in the annual process of updating the global development plan for ridaforolimus.  This updated global development plan will establish the scope, timing and costs of ongoing development, including which Phase 3 clinical trials will be pursued and when they will likely be initiated, and the expected timing of related milestone payments as defined in the collaboration agreement, including the timing of anticipated milestone payments for filing for and obtaining regulatory approval of ridaforolimus in patients with sarcomas.  The Company and Merck are also discussing possible revisions to the terms of the collaboration agreement designed to address funding of the updated global development plan for, and preparation for possible commercial launch of, ridaforolimus.  The scope and costs of ongoing development of ridaforolimus, to be defined in the updated global development plan, will be determined in part by the outcome of these discussions.

There can be no assurance that the actions the Company may take to provide additional funding will generate sufficient resources to fund operations for at least twelve months.  If the Company is not successful in its efforts to secure additional funding from these or other sources or otherwise reduce spending to conserve cash and capital, its cash and cash equivalents as of September 30, 2009, may not be sufficient to fund operations for at least the next twelve months.

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

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and has agreed to pay up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck has also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global development costs, after the Company has paid $150 million in global development costs and has obtained regulatory approval to market ridaforolimus from the U.S. Food and Drug Administration (“FDA”) or similar regulatory authorities in Europe or Japan.  All amounts to be paid to the Company by Merck, with the exception of any development cost advances, are non-refundable.

Through December 31, 2008, in addition to the up-front payment of $75 million, Merck had paid the Company $31 million in milestone payments related to the start of Phase 2 and Phase 3 clinical trials.  In the nine-month period ended September 30, 2009, Merck paid the Company an additional milestone payment of $12.5 million related to the start of a Phase 2 clinical trial in patients with advanced prostate cancer, and a milestone payment of $10 million related to the start of a Phase 2 clinical trial in patients with metastatic non-small–cell lung cancer.  For financial accounting purposes, up-front and milestone payments are deferred and are recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.  At September 30, 2009, the Company’s balance sheet included total deferred revenue of $113.6 million, of which $8.5 million is included in current liabilities.

Development costs under the Collaboration Agreement are aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received are recorded as such on the Company’s balance sheet.  At September 30, 2009, the Company had recorded an amount due from Merck under the Collaboration Agreement of $5.2 million.

The Company and Merck are currently engaged in the annual process of updating the global development plan for ridaforolimus and are discussing possible revisions to the terms of the collaboration agreement designed to address funding for the continued development and commercial launch of ridaforolimus (see Note 1).  The outcome of these deliberations will determine the costs of and funding for development and commercialization of ridaforolimus going forward.

3.	Marketable Securities and Total Comprehensive Loss

The Company has classified its marketable securities that are not included in cash equivalents as available-for-sale and, accordingly, carries such securities at fair value.  At September 30, 2009, the Company had no marketable securities.

Total comprehensive loss includes net loss and changes in unrealized gain or loss on marketable securities.  Total comprehensive loss was $20.8 million and $62.0 million for the three-month and nine- month periods ended September 30, 2009 and $20.0 million and $54.3 million for the three-month and nine-month periods ended September 30, 2008.

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2009 and December 31, 2008:

In thousands	September 30, 2009	December 31, 2008
Capitalized patent and license costs	$11,654	$11,107
Purchased technology	5,901	5,901
	17,555	17,008
Less accumulated amortization	(7,866)	(7,142)
	9,689	9,866
Other	46	26
	$9,735	$9,892

Amortization expense for intangible assets amounted to $770,000 and $461,000 in 2009 and 2008, respectively.  The weighted average amortization period for intangible assets was 15.3 years in 2009 and 14.8 years in 2008, respectively.

5.	Long-Term Debt

Long-term debt was comprised of the following at September 30, 2009 and December 31, 2008:

In thousands	September 30, 2009	December 31, 2008
Bank term note	$11,900	$12,950
Less current portion	(1,750)	(1,400)
	$10,150	$11,550

The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest rate on the loan was 1.73% and 3.65% at September 30, 2009 and December 31, 2008, respectively.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan also requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents or investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The annual aggregate future principal payments of the above loan are $350,000 for the remainder of 2009, $1.9 million in 2010, $3.7 million in 2011, $4.7 million in 2012, and $1.2 million in 2013.

6.	Stockholders’ Equity and Warrants

Sale of Common Stock and Warrants

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  No warrants have yet been exercised.

The warrants are classified as a derivative liability as the warrants do not qualify to be classified as an equity instrument as a result of the potential cash settlement of the warrants.  Accordingly, the fair value of the warrants was recorded on the condensed consolidated balance sheet as a liability upon issuance and such fair value is adjusted at each financial reporting date with the adjustment reflected in the consolidated statement of operations.  The Company has classified the warrant obligation as a long-term liability as there is no indication that a merger, tender offer or similar transaction is probable.

On August 7, 2009, the Company sold 21,850,000 shares of its common stock in an underwritten public offering, including 2,850,000 shares of common stock upon exercise by the underwriters of their over-allotment option, at a purchase price of $1.75 per share.  Net proceeds of this offering, after underwriting discounts and commissions and direct expenses, were $35.6 million.  Harvey J. Berger, M.D., the Company’s chairman and chief executive officer, purchased 1,714,286 shares of common stock for $3 million in this offering.  Following this offering, the Company has approximately $1.8 million of securities remaining available under its shelf registration statement which can be sold prior to February 6, 2010, subject to extension under SEC rules.

7.	Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $11.9 million at September 30, 2009 approximates fair value due to its variable interest rate.  The Company’s obligation under its executive compensation plans is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements may be classified based on the inputs using the following three levels:

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

Level 3—Unobservable inputs that reflect the Company's estimates of the assumptions that market participants would use in pricing the asset or liability.  The Company develops these inputs based on the best information available, including its own data.

The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  The fair value of the warrants on the date of their issuance was determined to be $3.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.5%, (ii) an expected term of 3 years, (iii) no dividend yield, and (iv) a volatility of 66%.  As of September 30, 2009, the fair value of the warrants was determined to be $11.2 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.15%, (ii) an expected term of 2.4 years, (iii) no dividend yield and (iv) a volatility of 78%.  The increase in the fair value of the warrants was recognized in other income (expense).  The change in the fair value of the warrant liability since its initial measurement was as follows (in thousands):

Initial measurement	$3,559
Revaluation of warrant liability	7,670
Balance at September 30, 2009	$11,229

8.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”) pursuant to stockholder approved plans.  The Company’s statement of operations included compensation cost from share-based payments for the three and nine-month periods ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008

Compensation cost from:
Stock options	$741	$1,067	$2,278	$3,552
Stock and stock units	301	292	787	651
Purchases of common stock at a discount	37	17	157	53
	$1,079	$1,376	$3,222	$4,256

Compensation cost included in:
Research and development expenses	$522	$753	$1,605	$2,393
General and administrative expenses	557	623	1,617	1,863
	$1,079	$1,376	$3,222	$4,256

During the nine-month period ended September 30, 2009, the Company made awards of stock options, common stock and stock units to employees and directors, and sold common stock to employees at a discount pursuant to the Company’s employee stock purchase plan, as follows:

	Underlying Shares	Weighted- Average Grant-Date Fair Value	Total Fair Value
		(Per Share)	(in 000’s)

Stock options	1,235,140	$0.95	$1,170
Stock and stock units	1,123,000	1.33	1,496
Purchases of common stock at a discount	306,625	0.51	157
	2,664,765

Stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and have a term of ten years.  Stock options generally vest 25% per year over four years.  Stock options are valued using the Black-Scholes option valuation model and compensation expense is recognized based on such fair value, net of the impact of forfeitures, over the vesting period on a straight-line basis.  The weighted-average assumptions used in the Black-Scholes model to value stock options granted during the nine-month period ended September 30, 2009 were as follows:

Expected life of options granted (in years)	7.04
Expected volatility	70.9%
Risk free interest rate	2.74%
Expected annual dividends	0%

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

Effective in October 2005, the Company adopted a new deferred executive compensation plan that defers the payment of annual bonus awards to future periods as specified in each award.  These awards generally vest over four years and the Company accrues a liability over the vesting period.  The liability is increased or decreased based on changes in the fair value of the underlying securities designated in the awards.  The plan is not funded.  In March 2009 and April 2008, the Company made awards in the aggregate amount of $1,121,000 and $908,000 to fifteen and to thirteen officers, respectively.  Total expense related to these plans amounted to $858,000 and $515,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

10.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three and nine-month periods ended September 30, 2009 and 2008, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	2009	2008

Outstanding stock options	7,752,770	7,740,087
Outstanding restricted stock units	1,234,000	489,000
	8,986,770	8,229,087

Warrants to purchase common stock	10,784,024	---

11.	Legal Proceedings

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

Lilly appealed several of the District Court’s rulings to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) and, on April 3, 2009, the CAFC ruled in Lilly’s favor, finding that the four claims of the ‘516 Patent asserted in this lawsuit are not supported by adequate written description and are therefore invalid.  The CAFC did not rule on other validity issues raised by Lilly or on the findings of infringement.  In addition, the CAFC affirmed the District Court’s ruling that the patent’s enforceability is not impaired by inequitable conduct during its prosecution.  The CAFC granted Plaintiffs subsequent petition requesting en banc rehearing of this matter before the full CAFC. The scheduled period for submitting briefs concludes in late November, and a hearing has been scheduled for December 7, 2009.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements.  The effective date is June 15, 2009 and accordingly, the Company is now required to provide additional disclosures, which are included in Note 7.

Also in April 2009, FASB issued authoritative guidance to amend the other-than-temporary impairment guidance for debt securities for evaluation when an other-than-temporary impairment has occurred and the related presentation and disclosure of such presentation in the financial statements.  This guidance is effective for periods ended after June 15, 2009 and did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued authoritative guidance that defines subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company has adopted these provisions and the adoption did not materially impact its financial condition, results of operations, or cash flow.  The Company provided the additional disclosures in Note 1.

In September 2009, FASB issued authoritative guidance that modifies the accounting for multiple element arrangements.  This guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable.  It also changes the level of evidence of stand-alone selling prices required to separate deliverables by allowing an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available.  Implementation of this guidance is required no later than fiscal years beginning after June 15, 2010 and this guidance may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively.  Early application is permitted.  The Company has not yet evaluated the impact that this guidance may have on its financial statements.

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

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration with Merck & Co., Inc., or Merck, to jointly develop and commercialize ridaforolimus for use in cancer.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We expect to complete patient enrollment in this Phase 3 clinical trial by approximately year-end 2009.  We also expect to obtain the results of the second interim analysis of the primary endpoint of this trial, progression-free survival or PFS, by approximately the end of the first quarter of 2010 and the final analysis of PFS by approximately the end of the third quarter of 2010.  In addition, in 2008 and 2009 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, metastatic endometrial cancer, metastatic non-small-cell lung cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents, all as part of our joint global development plan with Merck.  These various trials are ongoing at this time.

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

In addition to cost-sharing provisions, the collaboration agreement provides for an up-front payment by Merck of $75 million, which was paid to us in July 2007, up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, of which $53.5 million has been paid to us through September 30, 2009, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  The upfront payment and milestone payments, when earned by us and paid by Merck, are non-refundable.  Merck has also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we have paid $150 million in global development costs and have obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  The collaboration agreement provides that each party will receive 50 percent of the profit from the sales of ridaforolimus in the United States, and Merck will pay us tiered double-digit royalties on sales of ridaforolimus outside the United States.

Our second product candidate, AP24534, is an investigational multi-targeted kinase inhibitor for which we initiated a Phase 1 clinical trial in the second quarter of 2008 in patients with chronic myeloid leukemia, or CML, acute myeloid leukemia, or AML, and other hematologic cancers, which is on-going at this time.  Pending further analysis of the results of this trial and discussions with regulatory authorities, we believe that we will be able to proceed to a registration trial of this product candidate in 2010.  In the second quarter of 2009, we designated our third product candidate, AP26113, an investigational anaplastic lymphoma kinase, or ALK, inhibitor, as a development candidate.  We have commenced preclinical testing and investigational new drug, or IND, enabling studies of this product candidate.

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

In addition, we and Merck are currently engaged in the annual process of updating the global development plan for ridaforolimus and are discussing possible revisions to the terms of the collaboration agreement designed to address funding for the continued development and commercial launch of ridaforolimus.  The outcome of these deliberations will determine the costs of and funding for development and commercialization of ridaforolimus going forward.

We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  Each of our potential sources of funding is subject to numerous risks and uncertainties, and there is no assurance that such funding will become available in 2009 or 2010, or at all, as discussed further in the “Risk Factors” incorporated by reference into Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2009, under the heading “Risks Related to Our Business — Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.”

As of September 30, 2009, we had cash and cash equivalents of $57.5 million, working capital of $37.1 million, deferred revenue of $113.6 million related to non-refundable up-front and milestone payments from Merck, and total stockholders’ deficit of $72.3 million.

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

For the nine-month period ended September 30, 2009, we reported license and collaboration revenue of $6.1 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development and commercialization of ridaforolimus, as of September 30, 2009, we have received an up-front payment of $75 million and milestone payments of $53.5 million related to the start of Phase 2 and Phase 3 clinical trials of ridaforolimus.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in development plans could impact the probability of receipt of future milestone payments on which revenue recognition is based.  In addition, changes in estimated performance periods, including changes in patent lives of underlying technology, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

At September 30, 2009, we reported $9.7 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  These costs are being amortized over the estimated useful lives of the underlying technology, patents or licenses.  Changes in these lives or a decision to discontinue using the technologies could result in material changes to our balance sheet and statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.  The net book value as of September 30, 2009 of intangible assets related to our NF-κB technology is $332,000.  If the patentability of our NF-κB patents, one of which is currently the subject of litigation and reexamination proceedings, is successfully challenged and such patents are subsequently narrowed, invalidated or circumvented, we may be required to write off some or all of the net book value related to such technology.

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the volatility of our common stock, or the expected life of stock options granted during the nine-month period ended September 30, 2009 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $77,000, or $45,000 respectively.

Warrants to purchase 10,784,024 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of 14,378,698 shares of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the volatility of our common stock at September 30, 2009 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $950,000 with such difference reflected in our statement of operations.

Results of Operations

For the three months ended September 30, 2009 and 2008

Revenue

We recognized license and collaboration revenue of $2.2 million in the three-month period ended September 30, 2009, compared to $1.5 million in the corresponding period in 2008.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $618,000, based on the non-refundable up-front and milestone payments totaling $128.5 million received from Merck to date, in accordance with our revenue recognition policy.  We expect that our license and collaboration revenue will remain relatively unchanged for the fourth quarter of 2009.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 8%, to $14.4 million in the three-month period ended September 30, 2009, compared to $13.4 million in the corresponding period in 2008, as described in further detail below.

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

Our R&D expenses for the three-month period ended September 30, 2009, as compared to the corresponding period in 2008, were as follows:

	Three months ended September 30,		Increase/
In thousands	2009	2008	(decrease)
Direct external expenses:
Clinical programs	$7,785	$6,303	$1,482
Preclinical programs	---	---	---
All other R&D expenses	6,599	7,062	(463)
	$14,384	$13,365	$1,019

Our clinical programs consist of ridaforolimus, our lead product candidate, and AP24534, our kinase inhibitor program.  The direct external expenses for ridaforolimus reflect our share of such expenses pursuant to the cost-sharing arrangements of our collaboration with Merck.  Direct external expenses for ridaforolimus were $6.9 million in the three-month period ended September 30, 2009, an increase of $1.6 million, as compared to the corresponding period in 2008, reflecting our share of increases in clinical trial costs ($1.4 million) and manufacturing costs ($281,000), offset in part by decreases in supporting non-clinical costs of the program ($332,000).  Clinical trial costs increased due primarily to increasing enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and in Phase 2 clinical trials of ridaforolimus in patients with breast cancer, endometrial cancer, prostate cancer and non-small cell lung cancer.  Contract manufacturing costs increased primarily to provide supply of ridaforolimus to ongoing clinical trials.  Costs of non-clinical studies decreased due to the completion of toxicology studies of ridaforolimus required to support regulatory filings with the FDA and certain other non-recurring support costs in 2008.  We expect that our direct external costs for ridaforolimus, net of Merck’s share of such costs, will remain relatively unchanged in the fourth quarter of 2009.

Direct external expenses for our second clinical program, AP24534, were $896,000 for the three-month period ended September 30, 2009, a decrease of $134,000 as compared to the corresponding period in 2008.  The decrease is due primarily to a decrease in clinical costs of $66,000 and non-clinical support costs of $51,000.  Clinical costs decreased due to the impact of start-up costs and supporting activities for the Phase 1 trial in patients with hematological malignancies incurred in 2008, offset in part by increasing enrollment in our Phase 1 clinical trial.  Non-clinical support costs decreased due to the wind-down of long-term toxicology studies offset in part by the costs of stability studies for this product candidate.  Manufacturing costs decreased due primarily to a decrease in product and process development activities in 2009 relative to 2008.  We expect that our direct external costs for AP24534 will increase during the fourth quarter of 2009, due to additional manufacturing costs to support the Phase 1 clinical trial and prepare for the possible initiation of a registration trial in 2010.

We designated our third development candidate, AP26113, an anaplastic lymphoma kinase, or ALK, inhibitor and progressed it into preclinical testing and IND enabling studies during the second quarter of 2009.  All such testing and studies were conducted internally during the three-month period ended September 30, 2009.  We incurred no direct external expenses for preclinical programs during the three-month periods ended September 30, 2009 and 2008 and expect no such expenses for the fourth quarter of 2009.  Prior to the nomination of AP26113 as our third development candidate in the second quarter of 2009, all programs other than clinical programs were designated as discovery research and are included in “all other R&D expenses” in the table above.

All other R&D expenses decreased by $463,000 in the three-month period ended September 30, 2009 as compared to the corresponding period in 2008.  This decrease is due to decreases in professional services of $472,000 and lab supplies and services of $298,000, and an increase in Merck’s allocated share of such expenses under the terms of the collaboration agreement of $358,000, offset in part by an increase in personnel expenses of $505,000 related to the hiring of additional research and development personnel.  We expect that all other R&D expenses will remain relatively unchanged during the fourth quarter of 2009.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described under the heading “Risk Factors” incorporated by reference into Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2009 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses decreased by $4.8 million, or 58%, to $3.5 million in the three-month period ended September 30, 2009, compared to $8.3 million in the corresponding period in 2008.  Professional fees decreased by $4.7 million to $1.0 million in the three-month period ended September 30, 2009, compared to $5.7 million in the corresponding period in 2008, due primarily to reduction in activities and costs related to corporate and commercial development initiatives, and to our patent infringement litigation against Eli Lilly and Company, or Lilly, and Amgen Inc., or Amgen.  We expect that our general and administrative expenses will remain relatively unchanged during the fourth quarter of 2009.

We expect that our operating expenses in total, net of Merck’s share of development costs of ridaforolimus, will increase slightly during the fourth quarter of 2009 for the reasons described above.   Operating expenses may fluctuate from quarter to quarter.  The actual amount of any change in operating expenses will depend on, among other things, the progress of our product development programs, including the rate of enrollment in clinical trials and the status of other studies related to ridaforolimus pursuant to our collaboration with Merck and the conduct of our clinical trial and the required manufacturing for AP24534.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $29,000 in the three-month period ended September 30, 2009 from $238,000 in the corresponding period in 2008, as a result of a lower interest yields from our investments in 2009.

Interest expense decreased to $65,000 in the three-month period ended September 30, 2009 from $147,000 in the corresponding period in 2008, as a result of lower average loan balances in 2009 and lower interest rates on our long-term debt.

Revaluation of Warrant Liability

The fair value at September 30, 2009 of our warrant liability was $5.1 million higher than its fair value at June 30, 2009, resulting in a charge of $5.1 million for the three-month period ended September 30, 2009.  The increase in value of the warrant liability is primarily due to the impact of the increase in the market price of our common stock during the three months ended September 30, 2009.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits, recognized in our consolidated statement of operations in future periods. Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows from operations.

Operating Results

We reported a loss from operations of $15.7 million in the three-month period ended September 30, 2009 compared to a loss from operations of $20.1 million in the corresponding period in 2008, a decrease of $4.4 million, or 22%.  We also reported a net loss of $20.8 million in the three-month period ended September 30, 2009, compared to a net loss of $20.0 million in the corresponding period in 2008, an increase in net loss of $816,000 or 4%, and a net loss per share of $0.21 and $0.29, respectively.  We expect that our loss from operations and our net loss, excluding the impact of the revaluation of our warrant liability, will increase slightly during the fourth quarter of 2009 due to the various factors discussed under “Revenue” and “Operating Expenses” above.  Actual losses will depend on the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and developments in our legal proceedings, among other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on R&D and other activities and the development timelines for our product candidates.

Results of Operations

For the nine months ended September 30, 2009 and 2008

Revenue

We recognized license and collaboration revenue of $6.1 million in the nine-month period ended September 30, 2009, compared to $4.5 million in the corresponding period in 2008.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $1.7 million, based on the non-refundable up-front and milestone payments totaling $128.5 million received from Merck to date, in accordance with our revenue recognition policy.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $11.9 million, or 33%, to $47.9 million in the nine-month period ended September 30, 2009, compared to $36.1 million in the corresponding period in 2008.

Our R&D expenses for the nine-month period ended September 30, 2009, as compared to the corresponding period in 2008, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2009	2008	(decrease)
Direct external expenses:
Clinical programs	$27,468	$16,069	$11,399
Preclinical programs	61	---	61
All other R&D expenses	20,410	19,998	412
	$47,939	$36,067	$11,872

Direct external expenses for ridaforolimus were $23.3 million in the nine-month period ended September 30, 2009, an increase of $9.9 million, as compared to the corresponding period in 2008, primarily reflecting our share of increases in clinical trial costs ($6.1 million), manufacturing costs ($2.0 million), and Merck’s services provided to the collaboration ($1.2 million).  Clinical trial costs and contract manufacturing costs increased due primarily to increasing enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and in Phase 2 clinical trials of ridaforolimus in patients with breast cancer, endometrial cancer, prostate cancer and non-small cell lung cancer.  Merck’s services provided to the collaboration increased as a result of Merck’s increasing activities in support of clinical trial and other activities for which Merck is responsible.

Direct external expenses for our second clinical program, AP24534, were $4.2 million for the nine-month period ended September 30, 2009, an increase of $1.5 million as compared to the corresponding period in 2008.  The increase is due primarily to an increase in clinical costs of $274,000 and toxicology costs of $1.8 million offset in part by a decrease in contract manufacturing costs of $611,000.  Clinical costs increased due to increasing enrollment in our Phase 1 clinical trial in patients with hematologic malignancies.  Toxicology costs increased due to the conduct of long-term toxicology studies necessary to support development of this product candidate.  Manufacturing costs decreased due primarily to a decrease in product and process development activities in 2009 relative to 2008.

The direct external expenses incurred from our preclinical program relate to costs for toxicology studies for our third clinical candidate, AP26113.  We incurred no direct external expenses for preclinical programs in the corresponding period in 2008.  Prior to the designation of our third clinical candidate, all programs other than clinical programs are designated as discovery research and are included in “all other R&D expenses” in the above table.

All other R&D expenses increased by $412,000 in the nine-month period ended September 30, 2009 as compared to the corresponding period in 2008.  This increase is due to an increase in 2009 in personnel expenses of $2.0 million related to the hiring of additional R&D personnel, an increase in overhead and general expenses of $1.0 million due to increased depreciation and amortization related to capital expenditures, and an increase in amortization of intangible assets of $417,000 related to the purchase in 2008 of the 20 percent  minority interest of ARIAD Gene Therapeutics, Inc., offset in part by a decrease in lab supplies and services of $467,000 and legal and consulting costs of $805,000 due to a focus on cost reduction and an increase in Merck’s allocated share of our internal expenses under the terms of the collaboration agreement of $1.8 million.

General and Administrative Expenses

General and administrative expenses decreased by $11.0 million, or 47%, to $12.4 million in the nine-month period ended September 30, 2009, compared to $23.4 million in the corresponding period in 2008.  Professional fees decreased by $11.7 million to $5.4 million in the nine-month period ended September 30, 2009, compared to $17.1 million in the corresponding period in 2008, due primarily to reduction in activities and costs related to corporate and commercial development initiatives, and to our patent infringement litigation against Lilly and Amgen.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $98,000 in the nine-month period ended September 30, 2009 from $1.2 million in the corresponding period in 2008, as a result of a lower average balance of funds invested in 2009 and lower interest yields from our investments.

Interest expense decreased to $225,000 in the nine-month period ended September 30, 2009 from $419,000 in the corresponding period in 2008, as a result of lower average loan balances in 2009 and lower interest rates on our long-term debt.

Revaluation of Warrant Liability

The fair value at September 30, 2009 of our warrant liability was $7.7 million higher than its fair value at inception, resulting in a loss of $7.7 million for the nine-month period ended September 30, 2009.  The increase in the value of the warrant liability is primarily due to the impact of the increase in the market price of our common stock since inception of the warrant in February 2009.

Operating Results

We reported a loss from operations of $54.2 million in the nine-month period ended September 30, 2009 compared to a loss from operations of $55.0 million in the corresponding period in 2008, a decrease of $814,000, or 1%.  We also reported a net loss of $62.0 million in the nine-month period ended September 30, 2009, compared to a net loss of $54.3 million in the corresponding period in 2008, an increase in net loss of $7.7 million or 14%, and a net loss per share of $0.70 and $0.78 respectively.

Our operating results for 2009 reflect the favorable impact of initiatives we have implemented to reduce our operating expenses announced in July 2009.  Through September 30, 2009, such initiatives have reduced operating expenses by $7.3 million as compared to total estimated operating expenses as factored into our financial guidance provided in January 2009.  We expect to achieve total reductions in operating expenses of approximately $7.5 million through December 31, 2009, as planned.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors and through funding from research and development collaboration agreements and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the use of bank debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our collaboration with Merck for the development and commercialization of ridaforolimus provides for additional funding in the form of up-front and potential milestone payments, as well as the sharing of development costs for ridaforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and nine months ended September 30, 2009 and 2008, our sources of funds were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
In thousands	2009	2008		2009	2008
Sales/issuances of common stock:
In common stock offerings, net of issuance costs	$35,551	$		$58,370	$
Pursuant to stock option and purchase plans	165		190	399		329
Proceeds from long-term borrowings						10,505
	$35,716		$190	$58,769		$10,834

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

On February 25, 2009, we raised net proceeds of $22.8 million from the sale of 14,378,698 shares of our common stock and warrants to purchase 10,784,024 shares of our common stock from our existing shelf registration statement.  On August 7, 2009, we raised net proceeds of $35.6 million from the sale of 21,850,000 shares of our common stock in an underwritten public offering under our existing shelf registration statement.  Following this offering, we have approximately $1.8 million of securities remaining available for issuance under our existing shelf registration statement which can be sold prior to February 6, 2010, subject to extension under SEC rules.

In March 2008, we amended our existing term loan with a bank.  The amendment provided for an increase of $10.5 million in our loan balance to $14.0 million, the extension of the maturity date from March 31, 2008 to March 31, 2013 and changes to the repayment provisions.  The amended terms of the loan require us to maintain at least $15.0 million in unrestricted cash, cash equivalents and investments.  The agreement also contains certain covenants that restrict additional indebtedness, additional liens, and sales of assets, and dividends, distributions or repurchases of common stock.  At September 30, 2009, we had $11.9 million outstanding under this term loan.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and nine months ended September 30, 2009 and 2008, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008

Net cash used in operating activities	$17,105	$4,670	$36,018	$36,386
Repayment of borrowings	350	350	1,050	1,020
Investment in intangible assets	156	210	1,144	562
Principal payments under lease obligations	23	15	59	38
Investment in property and equipment	144	2,388	2,095	5,666
	$17,778	$7,633	$40,366	$43,672

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital changes.  As noted above, our net loss for the nine months ended September 30, 2009 increased by $7.7 million, as compared to the corresponding period in 2008, due primarily to non-cash charges related to the revaluation of our warrant liability.  As a result of changes in our working capital, our net cash used in operating activities decreased by $368,000 in the nine-month period ended September 30, 2009 as compared to the corresponding period in 2008.  As noted above, we expect that our loss from operations will increase slightly in the fourth quarter of 2009 due to the various factors discussed above.  We also expect that our investments in intangible assets, consisting of our intellectual property, and property and equipment will decrease in the fourth quarter of 2009.

Management of Marketable Securities

We manage our marketable securities portfolio to provide cash for payment of our obligations.  We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations.  We generally hold our marketable securities to maturity.  Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy.  For the three-month and nine-month periods ended September 30, 2009 and 2008, proceeds from maturities of marketable securities, purchases of marketable securities and the resulting net amount retained as cash for payment of obligations or retained for reinvestment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008

Purchases of marketable securities	$—	$(12,039)	$(7,599)	$(42,491)
Proceeds from sales and maturities of marketable securities	7,300	12,049	22,426	42,599
	$7,300	$10	$14,827	$108

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2009, we maintained an outstanding letter of credit of $699,000 in accordance with the terms of our long-term lease for our office and laboratory facility.

Contractual Obligations

We have substantial fixed contractual obligations under various research and licensing agreements, consulting and employment agreements, lease agreements and long-term debt instruments.  These contractual obligations were comprised of the following as of September 30, 2009:

		Payments Due By Period
In thousands	Total	In 2009	2010 through 2012	2013 through 2014	After 2014

Long-term debt	$11,900	$350	$10,325	$1,225	$—
Leases	6,204	551	5,638	15	—
Employment agreements	12,421	1,594	10,219	608	—
Other long-term obligations	5,354	565	2,473	1,921	395
Total fixed contractual obligations	$35,879	$3,060	$28,655	$3,769	$395

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.73%, our average interest rate on our debt at September 30, 2009, over the remaining term of the debt, our interest expense would total approximately $51,000 for the remainder of 2009, $402,000 in the period 2010 through 2012, and $5,000 in 2013.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which extends to July 2012, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013.  Other long-term obligations are comprised primarily of our deferred executive compensation plans and license agreements.  The license agreements generally provide for payment by us of annual license fees, milestone payments and royalties upon successful commercialization of products.  All license agreements are cancelable by us.  The above table reflects remaining license fees for the lives of the agreements but excludes milestone and royalty payments, as such amounts are not probable or estimable at this time.

Liquidity

At September 30, 2009, we had cash and cash equivalents totaling $57.5 million and working capital of $37.1 million, compared to cash, cash equivalents and marketable securities totaling $39.1 million and working capital of $14.2 million at December 31, 2008.

On February 25, 2009, we raised net proceeds of $22.8 million from the sale of 14,378,698 shares of our common stock and warrants to purchase 10,784,024 shares of our common stock from our existing shelf registration statement at a price of $1.69 per unit.  On August 7, 2009, we raised net proceeds of $35.6 million from an underwritten public offering and sale of 21,850,000 shares of our common stock, including 2,850,000 shares of common stock from the exercise by the underwriters of their over-allotment option, at $1.75 per share.  Following these transactions, we have approximately $1.8 million of securities remaining available for issuance under our existing shelf registration statement which can be sold prior to February 6, 2010, subject to extension under SEC rules.

As of September 30, 2009, we had a warrant liability recorded of $11.2 million which relates to warrants issued in February 2009 that are accounted for as a liability.  The warrants are classified as a derivative as the warrants do not qualify to be classified as an equity instrument as a result of the potential for cash settlement of the warrants.  Our accounts payable balance is $6.3 million lower at September 30, 2009 than December 31, 2008 as a result of the timing of payments made to our vendors.

In the first nine months of 2009, we incurred a net loss of $62.0 million and reported cash used in operating activities of $36.0 million which reflects the favorable impact of $22.5 million in milestone payments received from Merck related to the start of Phase 2 clinical trials of ridaforolimus in patients with advanced prostate cancer and metastatic non-small-cell lung cancer.  However, we expect to continue to incur significant operating expenses and net losses through at least 2010 as we advance our product development programs through clinical trials and non-clinical studies.  There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other development activities for ridaforolimus in collaboration with Merck, the timing and amount of milestone payments to be received from Merck, the rate of enrollment of patients in clinical trials for ridaforolimus and AP24534, the progress of our discovery research and preclinical programs, including activities related to AP26113, and the impact of potential business development activities, among other factors.  We are pursuing various potential sources of additional funding to further support our development programs and related activities.  These include partnering of our earlier stage product candidates, AP24534 and AP26113, which could generate up-front and milestone payments, as well as funding of on-going development costs, and licensing of our ARGENT technology for research and laboratory applications.  In addition, we and Merck are engaged in the annual process of updating the global development plan for ridaforolimus.  This updated global development plan will establish the scope, timing and costs of ongoing development, including which Phase 3 clinical trials will be pursued and when they will likely be initiated, and the expected timing of related milestone payments as defined in the collaboration agreement, including the timing of anticipated milestone payments for filing for and obtaining regulatory approval of ridaforolimus in patients with sarcomas.  The Company and Merck are also discussing possible revisions to the terms of the collaboration agreement designed to address funding of the updated global development plan for, and preparation for possible commercial launch of, ridaforolimus.  The scope and costs of ongoing development of ridaforolimus, to be defined in the updated global development plan, will be determined in part by the outcome of these discussions.

There can be no assurance that we will receive any further milestone payments under our collaboration agreement with Merck or any payments through other business development activities in the timeframes we have identified, or at all.  If we are not successful in our efforts to secure additional funding from these or other sources or otherwise reduce spending to conserve cash and capital, our cash and cash equivalents as of September 30, 2009 may not be sufficient to fund operations for at least the next twelve months.

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

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate preclinical studies, clinical trials or other clinical development activities for one or more of our product candidates; (2) delay, limit, reduce or terminate our discovery research or preclinical development activities; (3) amend partnership agreements for development and commercialization of our product candidates on terms that may be unfavorable to us; or (4) delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacturing and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” incorporated by reference in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 10, 2009, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.  In particular, at September 30, 2009, because our available funds are invested solely in short-term securities with remaining maturities of ninety days or less, our risk of loss due to changes in interest rates is not material.

We record as a liability the fair value of warrants to purchase 10,784,024 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors.  In the event of a hypothetical 10% increase in the market price ($0.22 based on the market price of our stock at September 30, 2009) of our common stock on which the September 30, 2009 valuation was based, the value would have increased by $1.8 million.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At September 30, 2009, we had $11.9 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (17.3 basis points at September 30, 2009), we would incur approximately $19,000 of additional interest expense per year based on expected balances over the next twelve months.

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

In connection with the Company’s underwritten public offering completed on August 7, 2009, the Company filed a prospectus supplement and a Current Report on Form 8-K on August 3, 2009 with the SEC that contained updated risk factors relating to the Company’s business, which risk factors were incorporated by reference into the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed with the SEC on August 10, 2009.  There have been no material changes to the risk factors included in these filings.

ITEM 5.	OTHER INFORMATION

On August 25, 2009, the Company’s Board of Directors  adopted the Amended and Restated Bylaws of ARIAD Pharmaceuticals, Inc. to implement additional informational and other procedures for stockholder nominations and proposals to enable the Board of Directors to better analyze, evaluate and make recommendations to the Company’s stockholders with respect to such nominations and proposals and to increase the information that can be made available to stockholders if nominations and proposals are submitted for stockholder approval, and to clarify certain items.  For a summary of the changes with respect to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, among other changes to the Company’s previous bylaws, see Item 5.03 of the Company’s Current Report on Form 8-K (File No. 000-21696) filed with the SEC on August 27, 2009.

ITEM 6.	EXHIBITS
Exhibit No.	Title

3.1
ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws (filed in Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-21696) filed with the Securities and Exchange Commission on August 27, 2009 and incorporated herein by reference).

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer
(Principal financial officer
Date: November 6, 2009		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

3.1
ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws (filed in Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-21696) filed with the Securities and Exchange Commission on August 27, 2009 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.