Form 10-Q
period 2010-03-31
ARIAD PHARMACEUTICALS INC
filed 2010-05-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 110,681,230.

ARIAD PHARMACEUTICALS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.             UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,442	$40,362
Amounts due under collaboration agreement	4,632	3,583
Inventory and other current assets	2,281	1,951

Total current assets	32,355	45,896

Restricted cash	749	749

Property and equipment, net	7,998	8,738

Intangible and other assets, net	9,329	9,627

Total assets	$50,431	$65,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and capital lease obligations	$11,313	$11,669
Accounts payable	5,750	4,806
Accrued compensation and benefits	1,414	1,050
Accrued product development expenses	10,728	8,072
Other accrued expenses	2,289	2,708
Current portion of deferred revenue	8,555	8,592
Current portion of deferred executive compensation	359	655
Other current liabilities	136	132

Total current liabilities	40,544	37,684

Long-term debt and capital lease obligations	110	142
Deferred revenue	100,902	103,019
Deferred executive compensation	1,751	1,364
Other long-term liabilities	432	454
Warrant liability	17,443	11,363

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2010,
145,000,000 shares in 2009; issued and outstanding, 109,385,127 shares in
2010 and 109,042,782 shares in 2009	109	109
Additional paid-in capital	431,146	429,483
Accumulated deficit	(542,006)	(518,608)

Total stockholders’ deficit	(110,751)	(89,016)

Total liabilities and stockholders’ deficit	$50,431	$65,010

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
In thousands, except share and per share data	2010	2009

License and collaboration revenue	$2,154	$1,900

Operating expenses:
Research and development	14,835	17,749
General and administrative	4,574	4,126

Total operating expenses	19,409	21,875

Loss from operations	(17,255)	(19,975)

Other income (expense):
Interest income	8	37
Interest expense	(71)	(81)
Revaluation of warrant liability	(6,080)	(215)

Other income (expense), net	(6,143)	(259)

Net loss	$(23,398)	$(20,234)

Net loss per share – basic and diluted	$(0.21)	$(0.26)

Weighted-average number of shares of common stock outstanding – basic and diluted	109,016,202	77,237,551

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2010	2009
Cash flows from operating activities:
Net loss	$(23,398)	$(20,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,338	976
Accretion of discount on marketable securities	---	(15)
Stock-based compensation	1,534	1,016
Deferred executive compensation expense	401	204
Revaluation of warrant liability	6,080	215
Increase (decrease) from:
Inventory and other current assets	(329)	300
Amounts due under collaboration agreement	(1,049)	(779)
Other assets	(3)	1
Accounts payable	943	974
Accrued compensation and benefits	364	473
Accrued product development expenses	2,657	(1,891)
Other accrued expenses	(419)	(1,677)
Other current liabilities	18	---
Deferred revenue	(2,154)	10,600
Deferred executive compensation paid	(310)	(273)
Net cash used in operating activities	(14,327)	(10,110)
Cash flows from investing activities:
Acquisitions of marketable securities	---	(7,599)
Proceeds from maturities of marketable securities	---	14,826
Investment in property and equipment	(74)	(1,071)
Investment in intangible assets	(268)	(339)
Net cash provided by (used in) investing activities	(342)	5,817
Cash flows from financing activities:
Repayment of long-term borrowings	(350)	(350)
Principal payments under capital lease obligation	(29)	(15)
Proceeds from issuance of common stock, net of issuance costs	---	22,819
Proceeds from issuance of common stock pursuant to stock
option and purchase plans	128	137
Net cash provided by (used in) financing activities	(251)	22,591
Net increase (decrease) in cash and cash equivalents	(14,920)	18,298
Cash and cash equivalents, beginning of period	40,362	23,544
Cash and cash equivalents, end of period	$25,442	$41,842

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007.

Since its inception, the Company has incurred significant operating losses related to its research and development programs and supporting activities.  The Company has funded its losses through the sale of equity securities, debt and cash received pursuant to collaboration agreements, including its collaboration agreement with Merck & Co., Inc. (together with its subsidiaries, “Merck”) for the development, manufacture and commercialization of its lead product candidate, ridaforolimus (see Note 2).  At March 31, 2010, the Company had $25.4 million of cash and cash equivalents.

In May 2010, the Company and Merck entered into an Amended and Restated Collaboration and License Agreement for the development, manufacture and commercialization of ridaforolimus that replaces the existing collaboration agreement between the parties (see Note 12).  Among other things, the revised agreement provides that Merck will make an up-front payment of $50 million to the Company and will assume responsibility for and fund all costs associated with the development, manufacture and commercialization of ridaforolimus effective as of January 1, 2010.  Merck will reimburse the Company for the Company’s costs incurred in the three-month period ended March 31, 2010 related to ridaforolimus, equal to approximately $14 million, and all ridaforolimus costs incurred by the Company after March 31, 2010.

The Company expects to continue to incur significant operating expenses through at least 2011 and, therefore, will require substantial additional funding to support its research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  There are numerous factors that affect the Company’s level of spending on its research and development programs and supporting activities, including the number, size and complexity of, and rate of enrollment of patients in, clinical trials for AP24534, the extent of other development activities for AP24534, the progress of the Company’s preclinical and discovery research programs, including AP26113, the timing and amount of any future milestone and royalty payments related to ridaforolimus from Merck, and the impact of business development activities, among other factors.  The Company believes that, after taking into account the impact of the revised agreement with Merck, its cash and cash equivalents are sufficient to fund its operations into the second half of 2011.

2.	Collaboration Agreement with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck for the joint global development, manufacture and commercialization of ridaforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).  The information in this Note 2 describes the Collaboration Agreement as in effect at March 31, 2010.  As described in Note 12, this agreement was amended and restated in May 2010.

Under the terms of the Collaboration Agreement, as in effect through March 31, 2010, Merck and the Company have been conducting a broad-based development program in multiple types of cancer.  Each party funded 50 percent of global development costs, except that Merck funded 100 percent of any cost of development specific to development or commercialization of ridaforolimus outside the United States.  Under the Collaboration Agreement, the Company was responsible for supplying the active pharmaceutical ingredient used in the product and Merck was responsible for the formulation of the finished product, all under a separate supply agreement between the parties entered into in May 2008.

The Collaboration Agreement provided that, in the United States, the Company and Merck would co-promote the product, the Company would distribute and sell the product for all cancer indications and record all sales, and each party would receive 50 percent of the profit from such sales.  Outside the United States, Merck would distribute, sell and promote the product and book all sales, and Merck would pay the Company tiered double-digit royalties on such sales.  Royalties would be payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies the active pharmaceutical ingredient to Merck under the supply agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and agreed to pay up to $652 million in milestone payments, of which $53.5 million had been paid through March 31, 2010, based on the successful development of ridaforolimus in multiple potential cancer indications, and achievement of specified product sales thresholds.  The Company assessed each of the deliverables related to the Collaboration Agreement against the separation criteria for multiple element arrangements and concluded that the deliverables constituted one unit of accounting.  The up-front and milestone payments received through March 31, 2010 have been deferred and are being recognized as revenue on a straight-line basis through 2023, the estimated expiration of the patents related to the underlying technology.

Under the Collaboration Agreement, Merck had also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global costs, after the Company had paid $150 million in global development costs and had obtained regulatory approval to market ridaforolimus from the Food and Drug Administration (“FDA”) in the United States or similar regulatory authorities in Europe or Japan.

Development costs under the Collaboration Agreement were aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs for the three-month periods ended March 31, 2010 and 2009 are reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received are recorded as such on the Company’s balance sheet.  At March 31, 2010, the Company has recorded an amount due from Merck under the Collaboration Agreement of $4.6 million.

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2010 and December 31, 2009:

In thousands	March 31, 2010	December 31, 2009
Leasehold improvements	$22,033	$22,027
Equipment and furniture	15,601	15,542
	37,634	37,569
Less accumulated depreciation and amortization	(29,636)	(28,831)
	$7,998	$8,738

Depreciation and amortization expense for the three-month periods ended March 31, 2010 and 2009 amounted to $805,000 and $773,000, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at March 31, 2010 and December 31, 2009:

In thousands	March 31, 2010	December 31, 2009
Equipment and furniture	$420	$401
Less accumulated depreciation and amortization	(109)	(87)
	$311	$314

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2010 and December 31, 2009:

In thousands	March 31, 2010	December 31, 2009
Capitalized patent and license costs	$11,754	$11,817
Purchased technology	5,901	5,901
	17,655	17,718
Less accumulated amortization	(8,366)	(8,127)
	9,289	9,591
Other assets	40	36
	$9,329	$9,627

Amortization expense for intangible assets amounted to $570,000 and $203,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  The weighted average amortization period for intangible assets was 15.2 years in 2010 and in 2009.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at March 31, 2010 and December 31, 2009:

In thousands	March 31, 2010	December 31, 2009
Bank term loan	$11,200	$11,550
Capital lease obligations	223	261
	11,423	11,811
Less current portion	(11,313)	(11,669)
	$110	$142

The term loan provides for quarterly payments of principal and interest with final scheduled maturity in 2013.  The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest on the loan was 1.66% at March 31, 2010.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.  In addition, a covenant in the loan agreement requires that the Company not receive an audit report on its annual audited financial statements that includes a “going concern” explanatory paragraph within the audit report.  The Company obtained a waiver from the bank related to this requirement for the year ended December 31, 2009.  The entire term loan balance is classified as a current liability at March 31, 2010 and December 31, 2009 because the Company is unable to conclude that it is not probable that future covenant violations would occur within the following twelve months.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6% to 7.2% and are secured by the underlying leased assets.

The future principal payments due under these financing obligations, absent any future debt covenant violations that would require early repayment of the loan, were as follows at March 31, 2010:

In thousands	Bank Term Loan		Capital Lease Obligations
Year ended December 31:
2010		$1,575	$87
2011		3,675	66
2012		4,725	55
2013		1,225	15
		11,200	223
Less current portion		(11,200)	(113)

Long-term portion	$	---	$110

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period.  The value of awards made in March 2010 and 2009 were $1,709,000 and $1,121,000, respectively.  The net expense for this plan was $401,000 and $204,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

7.	Stockholders’ Equity and Warrant Liability

Authorized Common Stock

At December 31, 2009, the Company had 145,000,000 shares of common stock authorized.  On January 20, 2010, following approval at a special meeting of stockholders of the Company, the Company filed a certificate of amendment to its certificate of incorporation to increase the number of authorized shares of common stock of the Company to 240,000,000 shares.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or, under certain circumstances, pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  No warrants have been exercised through March 31, 2010.

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

The fair value of the warrants on December 31, 2009 was determined to be $11.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.23%, (ii) an expected term of 2.2 years, (iii) no dividend yield, and (iv) a volatility of 79%.  As of March 31, 2010, the fair value of the warrants was determined to be $17.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 0.96%, (ii) an expected term of 1.9 years, (iii) no dividend yield and (iv) a volatility of 56%.  The increase in the fair value of the warrants was primarily due to the increase in the price of our common stock from December 31, 2009 to March 31, 2010 and was recognized in other income (expense) in the consolidated statement of operations.  The change in the fair value of the warrant liability as of March 31, 2010 since its last measurement on December 31, 2009 was as follows (in thousands):

Balance at December 31, 2009	$11,363
Revaluation of warrant liability	6,080
Balance at March 31, 2010	$17,443

On January 11, 2010, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  As of March 31, 2010, the full $125 million of securities remain available for issuance under the shelf registration statement.

8.	Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities as of March 31, 2010 and December 31, 2009 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,949	$	---		$17,949	$	---
	$17,949	$	---		$17,949	$	---
Liabilities:
Warrant liability	$17,443	$	---	$	---		$17,443
	$17,443	$	---	$	---		$17,443

	December 31, 2009
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,955	$	---		$17,955	$	---
	$17,955	$	---		$17,955	$	---
Liabilities:
Warrant liability	$11,363	$	---	$	---		$11,363
	$11,363	$	---	$	---		$11,363

The Company’s cash equivalents are considered highly liquid, but are not included in an exchange traded fund and are therefore classified as Level 2 in the fair value hierarchy.  The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $11.2 million at March 31, 2010 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

9.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2010 and 2009, as follows:

	Three Months Ended March 31,
In thousands	2010	2009
Compensation cost from:
Stock options	$476	$753
Stock and stock units	1,008	190
Purchases of common stock at a discount	50	73
	$1,534	$1,016

	Three Months Ended March 31,
In thousands	2010	2009
Compensation cost included in:
Research and development expenses	$497	$525
General and administrative expenses	1,037	491
	$1,534	$1,016

10.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three-month periods ended March 31, 2010 and 2009, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2010	2009

Outstanding stock options	7,777,638	7,957,227
Outstanding restricted stock and restricted stock units	3,079,200	1,501,500
Warrants to purchase common stock	10,784,024	10,784,024
	21,640,862	20,242,751

11.	Legal Proceedings

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

Lilly appealed several of the District Court’s rulings to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) and, on April 3, 2009, the CAFC ruled in Lilly’s favor, finding that the four claims of the ‘516 Patent asserted in this lawsuit are not supported by adequate written description and are therefore invalid.  The CAFC did not rule on other validity issues raised by Lilly or on the findings of infringement.  In addition, the CAFC affirmed the District Court’s ruling that the patent’s enforceability is not impaired by inequitable conduct during its prosecution.  The CAFC granted Plaintiffs subsequent petition requesting en banc rehearing of this matter before the full CAFC.  The CAFC heard oral arguments on December 7, 2009.  On March 22, 2010, the CAFC ruled in Lilly’s favor, holding that the four patent claims are invalid due to inadequate written description.

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

12.	Subsequent Event

 In May 2010, the Company and Merck entered into the Amended and Restated Collaboration and License Agreement (“License Agreement”) that replaces the Collaboration Agreement.  Under the terms of the License Agreement, the Company has granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will book global sales and will pay the Company tiered double-digit royalties on global net sales.  The Company has an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, will be compensated by Merck for its sales efforts.

Under the License Agreement, Merck will pay the Company an initial up-front fee of $50 million and has agreed to pay the Company up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications and upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with potential regulatory filings and approvals for the sarcoma indication, which is currently in Phase 3 clinical development (consisting of $25 million for acceptance of a new drug application by the FDA, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan), up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million associated with the achievement of certain sales thresholds.

The License Agreement provides that all ridaforolimus activities that are currently the responsibility of the Company will be transitioned to Merck, a process the Company estimates will take approximately six months to complete.  Merck will reimburse the Company for all costs it incurs related to the transition.

As a result of the Company’s entry into the License Agreement, the Company will not be eligible to receive the $74.5 million in milestones that it was eligible to receive under the original Collaboration Agreement upon the start of four Phase 3 clinical trials in indications other than sarcoma, or up to $200 million in development cost advances after the Company had paid $150 million in global development costs and obtained regulatory approval of ridaforolimus, since Merck will be responsible for fully funding all clinical trials and other development activities.

As a result of this License Agreement, in addition to the $50 million up-front payment from Merck, the Company will also receive a payment of approximately $14 million for its costs incurred in the quarter ended March 31, 2010 related to its development, manufacture and commercial activities for ridaforolimus.  Of this amount, $4.6 million is reflected as due from Merck in the accompanying balance sheet as of March 31, 2010 in accordance with the cost sharing provisions of the Collaboration Agreement as in effect at that time.

The Company considers this License Agreement to be a new agreement for accounting purposes as the agreement has been materially modified.  Accordingly, the impact of the new agreement terms will be reflected in the Company’s financial statements in the second quarter of 2010 when the transaction occurred.  The Company is currently evaluating the accounting treatment to be applied to the License Agreement, including the impact on revenue recognition and presentation of costs incurred under the terms of the agreement.

In addition, the Company has not yet adopted new accounting guidance for multiple element revenue arrangements that is effective for the Company on January 1, 2011 and may consider early adoption of this guidance, which may impact the accounting treatment.  This new accounting guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable.  It also changes the level of evidence required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available.  Previously the Company was required to have objective evidence of fair value of the undelivered items in order to have separate units of accounting for multiple element arrangements.

New accounting guidance was approved in April 2010 that establishes the criteria for determining whether the milestone method of revenue recognition is appropriate.  Under this method, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The Company has not yet evaluated the impact, if any, of this new guidance on its financial statements.

ITEM 2.    MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries unless the context requires otherwise.

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

Product Development and Discovery

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration agreement, or the Collaboration Agreement, with Merck & Co., Inc., or Merck, to jointly develop, manufacture and commercialize ridaforolimus for use in cancer, which agreement was amended and restated in May 2010 as discussed further below.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We completed patient enrollment in this Phase 3 clinical trial in the fourth quarter of 2009.  We expect to obtain the results of the second interim analysis of progression-free survival or PFS, the primary endpoint of the trial in the second quarter of 2010 and the final analysis of PFS in the second half of 2010.  In addition, in 2008 and 2009 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, metastatic endometrial cancer, metastatic non-small-cell lung cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents, all as part of our joint global development plan with Merck.  These various trials are ongoing at this time.

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

Our Collaboration with Merck

Under our Collaboration Agreement with Merck for the global development, manufacture and commercialization of ridaforolimus, we and Merck have been conducting a broad-based development program in multiple potential indications.  The Collaboration Agreement as in effect at March 31, 2010 provided that each party would fund 50 percent of global development costs, except for certain specific costs to be funded 100 percent by Merck.  The Collaboration Agreement established responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the Collaboration Agreement as in effect at March 31, 2010 provided for an up-front payment by Merck of $75 million, which was paid to us in July 2007, and provided up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, of which $53.5 million has been paid to us through March 31, 2010, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck had also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we had paid $150 million in global development costs and had obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  The Collaboration Agreement provided that each party would receive 50 percent of the profit from the sales of ridaforolimus in the United States, and Merck would pay us tiered double-digit royalties on sales of ridaforolimus outside the United States.

In May 2010, we entered into an Amended and Restated Collaboration and License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will book global sales and will pay us tiered double-digit royalties on global net sales.  We have an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, we will be compensated by Merck for our sales efforts.

Under the License Agreement, Merck will pay us an initial up-front fee of $50 million and has agreed to pay us up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million in milestones associated with the potential sarcoma indication, which currently is in Phase 3 clinical development, up to $249 million associated with potential regulatory filings and approvals for other cancer indications and up to $200 million in milestones based on achievement of certain sales thresholds.

The License Agreement provides that all ridaforolimus activities that are currently our responsibility will be transitioned to Merck, a process we estimate will take approximately six months to complete.  Merck will reimburse us for all costs we incur related to the transition.

As a result of our entry into the License Agreement, we will not be eligible to receive the $74.5 million in milestones that we were eligible to receive under the original Collaboration Agreement upon the start of four Phase 3 clinical trials in indications other than sarcoma, or up to $200 million in development cost advances after we had paid $150 million in global development costs and obtained regulatory approval of ridaforolimus, since Merck will be responsible for fully funding all clinical trials and other development activities.

As a result of this agreement, in addition to the $50 million up-front payment from Merck, we will also receive a payment of approximately $14 million for our ridaforolimus costs incurred in the quarter ended March 31, 2010.  Of this amount, $4.6 million is reflected as due from Merck in the accompanying balance sheet as of March 31, 2010 in accordance with the cost sharing provisions of the Collaboration Agreement as in effect at that time.  The impact of the revised agreement will be reflected in our financial statements in the second quarter of 2010.

Liquidity and Sources and Uses of Funding

As of March 31, 2010, we had cash and cash equivalents of $25.4 million, deferred revenue of $109.5 million related to non-refundable up-front and milestone payments from Merck, and total stockholders’ deficit of $110.8 million.  After taking into account the impact of the License Agreement with Merck, we believe that our cash and cash equivalents will be sufficient to fund our operations into the second half of 2011.  We expect to continue to incur significant operating expenses and net losses through at least 2011, and, therefore, we will require substantial additional funding to support our operations through 2011 and beyond.  We are pursuing partnering opportunities with our other product candidates, AP24534 and AP26113, which could generate up-front and milestone payments as well as funding of on-going development costs, and other licensing possibilities with our technologies.  In addition, we may seek to raise funding by issuing common stock or other securities in a private placement or a public offering, or through the issuance of debt.

Our operating losses are primarily due to the costs associated with our product development programs, personnel and intellectual property protection and enforcement.  As our product development programs progress, we incur significant costs for toxicology and pharmacology studies, product development, manufacturing, clinical trials and regulatory support.  We also incur costs related to planning for potential regulatory approval and commercial launch of products, including market research and assessment.  These costs can vary significantly from quarter to quarter depending on the number of product candidates in development, the stage of development of each product candidate, the number of patients enrolled in and complexity of clinical trials and other factors.  Costs associated with our intellectual property include legal fees and other costs to prosecute, maintain, protect and enforce our intellectual property, which can fluctuate from quarter to quarter depending on the status of patent issues being pursued.

Historically, we have relied primarily on the capital markets as our source of funding.  We may also obtain funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates, such as our collaboration with Merck for the global development, manufacture and commercialization of ridaforolimus.  These collaborations can take the form of licensing arrangements, co-development or joint venture arrangements or other structures.  In addition, we utilize long-term debt and leases to supplement our funding, particularly as a means of funding investment in property and equipment and infrastructure needs.  If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operations in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us.  Please see additional information under the caption “Liquidity and Capital Resources” below.

Each of our potential sources of funding is subject to numerous risks and uncertainties, and there is no assurance that such funding will become available in 2010, or at all, as discussed further in the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, stock-based compensation and the fair value of warrants to purchase our common stock.

Revenue Recognition

For the three months ended March 31, 2010, we reported license and collaboration revenue of $2.2 million.  License and collaboration revenue is recorded based on up-front payments, periodic license payments and milestone payments received or deemed probable of receipt, spread over the estimated performance period of the license or collaboration agreement.  Regarding our collaboration with Merck for the development, manufacture and commercialization of ridaforolimus, as of March 31, 2010, we have received an up-front payment of $75 million and milestone payments of $53.5 million related to the start of Phase 2 and Phase 3 clinical trials of ridaforolimus.  We are recognizing revenues related to such payments on a straight-line basis through 2023, the estimated patent life of the underlying technology.  Changes in estimated performance periods, including changes in patent lives of underlying technology or changes in the terms of our agreements that alter our deliverables, could impact the rate of revenue recognition in any period.  Such changes in revenue could have a material impact on our statement of operations.

Intangible Assets

At March 31, 2010, we reported $9.3 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and probabilities.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Stock-Based Compensation

In determining expense related to stock-based compensation, we utilize the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees, consultants and directors.  Application of the Black-Scholes option valuation model requires the use of factors such as the market value and volatility of our common stock, a risk-free discount rate and an estimate of the life of the option contract.  Fluctuations in these factors can result in adjustments to our statements of operations.  If, for example, the volatility of our common stock, or the expected life of stock options granted during the three-month period ended March 31, 2010 were 10% higher or lower than used in the valuation of such stock options, our valuation of, and total stock-based compensation expense to be recognized for, such awards would have increased or decreased by up to $25,000, or $15,000, respectively.

Fair Value of Warrants

Warrants to purchase 10,784,024 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of 14,378,698 shares of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the volatility of our common stock at March 31, 2010 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $693,000 with such difference reflected in our statement of operations.

Results of Operations

For the three months ended March 31, 2010 and 2009

Revenue

We recognized license and collaboration revenue of $2.2 million in the three-month period ended March 31, 2010, compared to $1.9 million in the corresponding period in 2009.  The increase in license and collaboration revenue was due primarily to the increase in revenue recognized from the Merck collaboration of $255,000, based on the non-refundable up-front and milestone payments totaling $128.5 million received from Merck to date, in accordance with our revenue recognition policy.  We expect that our license and collaboration revenue will increase over the remaining quarters of 2010 due to the impact of the License Agreement we entered into with Merck in May 2010, although we have not yet determined the accounting consequences of the License Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.9 million, or 16%, to $14.8 million in the three-month period ended March 31, 2010, compared to $17.7 million in the corresponding period in 2009, as described in further detail below.

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

Our R&D expenses for the three-month period ended March 31, 2010, as compared to the corresponding period in 2009, were as follows:

	Three months ended March 31,
In thousands	2010	2009	Increase/ (decrease)
Direct external expenses:
Clinical programs	$7,754	$10,887	$(3,133)
Preclinical programs	1	0	1
All other R&D expenses	7,080	6,862	218
	$14,835	$17,749	$(2,914)

In 2010, our clinical programs consisted of our lead product candidate ridaforolimus, for which we initiated clinical development in 2003, and AP24534, for which we initiated clinical development in 2008.  The direct external expenses for ridaforolimus reflect our share of such expenses, including our share of Merck’s costs, pursuant to the cost-sharing arrangement of our collaboration with Merck as in effect through March 31, 2010.  As described above, this cost sharing provision is being modified by the License Agreement entered into in May 2010.  The License Agreement provides that Merck will fund 100 percent of all ridaforolimus costs, including all costs incurred by us, effective as of January 1, 2010.

Direct external expenses for ridaforolimus were $6.2 million in the three-month period ended March 31, 2010, a decrease of $2.7 million, as compared to the corresponding period in 2009, primarily reflecting our share of decreases in clinical trial costs ($1.1 million) and manufacturing costs ($1.1 million) and supporting non-clinical costs ($511,000), offset in part by an increase in our share of Merck’s services ($245,000).  Clinical trial costs decreased due primarily to completion of enrollment in our Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcomas and a Phase 1 clinical trial of ridaforolimus in combination with bevacizumab.  Manufacturing costs decreased due primarily to the completion in 2009 of initiatives related to development, qualification and validation of the process for manufacturing ridaforolimus.  Non-clinical costs decreased due primarily to the completion in 2009 of certain toxicology and stability studies.  Merck’s services provided to the collaboration increased as a result of Merck’s increasing activities in support of clinical trials and other activities for which Merck is responsible.  As a result of the License Agreement with Merck, we expect that our direct external expenses for ridaforolimus over the remaining quarters of 2010 will decrease as we transition all responsibilities for development to Merck, and all expenses incurred by us related to the development of ridaforolimus and transition of responsibilities to Merck will be funded 100 percent by Merck.

Direct external expenses for our second clinical program, AP24534, were $1.6 million in the three-month period ended March 31, 2010, a decrease of $389,000 as compared to the corresponding period in 2009.  The decrease is due primarily to a decrease in toxicology costs of $1.1 million, offset in part by an increase in contract manufacturing costs of $637,000.  Toxicology costs decreased due to the completion in 2009 of long-term toxicology studies necessary to support development of this product candidate.  Contract manufacturing costs increased due to the provision of the drug in support of increasing enrollment in the Phase 1 clinical trial.  We expect that our direct external expenses for AP24534 will increase over the remaining quarters of 2010 as we expect to initiate additional clinical trials for this product candidate, including a registration trial in patients with chronic myeloid leukemia, pending further analysis of the results of the Phase 1 trial and discussions with regulatory authorities.

The direct external expenses incurred in our preclinical program relate to miscellaneous costs for our third product candidate, AP26113.  We incurred no direct external expenses for preclinical programs in the three-month period ended March 31, 2009.  Prior to the designation of our third product candidate, all programs other than clinical programs were designated as discovery research and are included in “all other R&D expenses” in the above table.  We expect that our direct external expenses for our preclinical program, AP26113, will increase over the remaining quarters of 2010 as we conduct additional pharmacology, toxicology and other studies designed to support the potential filing of an IND for this product candidate.

All other R&D expenses increased by $218,000 in the three-month period ended March 31, 2010 as compared to the corresponding period in 2009.  This increase is due to an increase in personnel expenses of $556,000 related to salary increases and annual performance awards as well as an increased use of temporary help to meet peak needs, and due to an increase in reserves related to certain capitalized patents and licenses of $188,000.  These increases are offset in part by decreases in overhead and general expenses of $362,000 as a result of (1) decreases in supplies and travel expenses, (2) decreases in property taxes, maintenance and utilities as we focus on reducing the costs of our research and development facility, (3) decreases in professional services due to completion of several consulting initiatives in 2009, and (4) an increase in Merck’s reimbursement to us for our services to the collaboration of $144,000.  These decreases were offset by an increase in personnel expenses of $587,000 due to salary increases and annual performance awards as well as increased use of temporary help to meet peak needs.  We expect that all other R&D expenses will decrease over the remaining quarters of 2010 as Merck will reimburse us for 100 percent of our internal costs related to ridaforolimus under the provisions of the License Agreement, as compared to 50 percent in the first quarter of 2010 under the provisions of the Collaboration Agreement in effect as of March 31, 2010.  This decrease will be offset in part by increasing resources required to support expanding work on our other product candidates.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K as updated from time to time in our other periodic and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $448,000, or 11%, to $4.6 million in the three-month period ended March 31, 2010, compared to $4.1 million in the corresponding period in 2009.  Personnel expenses increased by $427,000 due to salary increases and annual performance awards, including the impact of higher stock-based compensation expense, and increases in overhead and general expenses of $299,000.  These increases were partially offset by a decrease in professional services of $262,000 primarily due to a reduction in corporate and commercial development initiatives.  We expect that general and administrative expenses will remain at approximately the current levels over the remaining quarters of 2010 although they may fluctuate from quarter to quarter.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $8,000 in the three-month period ended March 31, 2010 from $37,000 in the corresponding period in 2009, as a result of a lower average balance of funds invested in 2010 and lower interest yields from our investments.

Interest expense remained relatively unchanged at $71,000 in the three-month period ended March 31, 2010 and $81,000 in the corresponding period in 2009.

Revaluation of Warrant Liability

The fair value of our warrant liability at March 31, 2010 was $6.1 million higher than its fair value at December 31, 2009, resulting in a non-cash charge of $6.1 million for the three-month period ended March 31, 2010.  The increase in value of the warrant liability is primarily due to the impact of the increase in the market price of our common stock since December 31, 2009.  Potential future increases or decreases in the price of our common stock, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods. Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows from operations.

Operating Results

We reported a loss from operations of $17.3 million in the three-month period ended March 31, 2010 compared to a loss from operations of $20.0 million in the corresponding period in 2009, a decrease of $2.7 million, or 14%.  We also reported a net loss of $23.4 million in the three-month period ended March 31, 2010, compared to a net loss of $20.2 million in the corresponding period in 2009, an increase in net loss of $3.2 million or 16%, and a net loss per share of $0.21 and $0.26, respectively.  The increase in net loss is largely due to the revaluation of our warrant liability described above.  The decrease in net loss per share is largely due to the increase in our weighted average number of shares of common stock outstanding as a result of sales of common stock completed in February 2009 and August 2009.  Our results of operations for the remaining quarters of 2010 will vary from those of the quarter ended March 31, 2010 and actual losses will depend on a number of factors, including the accounting treatment to be applied to the License Agreement with Merck and other impacts of this agreement on our expenses, the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors, collaborations with pharmaceutical companies and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our License Agreement with Merck for the development, manufacture and commercialization of ridaforolimus provides for additional funding in the form of up-front and potential milestone payments and, subject to regulatory approval, royalty payments on sales of ridaforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months ended March 31, 2010 and 2009, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2010		2009
Sales/issuances of common stock:
In common stock offerings, net of issuance costs	$	---	$22,819
Pursuant to stock option and purchase plans		128	137
Maturities of marketable securities, net of purchases		---	7,227
		$128	$30,183

The amount of funding we raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or, under certain circumstances, pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of our assets, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  As of March 31, 2010, no warrants have been exercised.

On August 7, 2009, we sold 21,850,000 shares of our common stock in an underwritten public offering, including 2,850,000 shares of common stock upon exercise by the underwriters of their over-allotment option, at a purchase price of $1.75 per share.  Net proceeds of this offering, after underwriting discounts and commissions and direct expenses, were $35.6 million.

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 11, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  As of March 31, 2010, the full $125 million of securities remain available for issuance under the shelf registration statement.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months ended March 31, 2010 and 2009, our uses of funds were as follows:

	Three Months Ended March 31,
In thousands	2010	2009

Net cash used in operating activities	$14,327	$10,110
Repayment of borrowings	350	350
Investment in intangible assets	268	339
Investment in property and equipment	74	1,071
	$15,019	$11,870

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital requirements.  As noted above, our net loss for the three-month period ended March 31, 2010 increased by $3.2 million, as compared to the corresponding period in 2009, due primarily to the revaluation of our warrant liability.  Our net cash used in operating activities increased by $4.2 million in the three-month period ended March 31, 2010 as compared to the corresponding period in 2009 reflecting the increase in net loss and the offsetting impacts of the non-cash charge of $6.1 million related to the warrant liability in 2010, a net change in other working capital items of $4.9 million, and a $12.5 million milestone payment received from Merck in 2009.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2010, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of March 31, 2010:

		Payments Due By Period
In thousands	Total	In 2010	2011 through 2013	2014 through 2015		After 2016

Long-term debt	$11,200	$1,575	$9,625	$	---	$	---

Operating leases	5,118	1,661	3,457		---		---

Employment agreements	8,807	4,356	4,451		---		---

Other long-term obligations	5,318	360	3,376		1,582		---

Total fixed contractual obligations	$30,443	$7,952	$20,909		$1,582	$	---

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.66%, our average interest rate on our debt at March 31, 2010, over the remaining term of the debt, our interest expense would total approximately $131,000 for the remainder of 2010, and $213,000 in the period 2011 through 2013.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which extends to July 2012, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013.  Employment agreements represent base salary payments under agreements with officers that extend for terms ranging from one to four years.  Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

For the three-month period ended March 31, 2010, we incurred a net loss of $23.4 million and reported cash used in operating activities of $14.3 million.  At March 31, 2010, we had cash and cash equivalents of $25.4 million.

In May 2010, we entered into the License Agreement with Merck for the development, manufacture and commercialization of ridaforolimus.  The License Agreement provides that Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of costs effective as of January 1, 2010.  Under this agreement, Merck will pay us an initial up-front fee of $50 million.  Merck will also reimburse us for our costs related to ridaforolimus incurred in the quarter ended March 31, 2010 totaling approximately $14 million.  In addition, the agreement provides for up to $514 million in regulatory and sales milestone payments from Merck, based on the successful development of ridaforolimus in multiple cancer indications or upon achievement of specified sales thresholds, and tiered double-digit royalty payments from Merck on global net sales upon regulatory approval of the product.

We expect to continue to incur significant operating expenses through at least 2011 as we advance our other product development programs through clinical trials and non-clinical studies.  There are numerous factors that are likely to affect the level of spending on our research and development programs including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for AP24534, the extent of other development activities for AP24534, including product and process development, the progress of our preclinical and discovery research programs, and the impact of our business development activities.

After taking into account the impact of the License Agreement with Merck, including the up-front payment of $50 million, the reimbursement for our ridaforolimus costs incurred since January 1, 2010 and Merck’s assumption of 100 percent of ridaforolimus costs going forward, we believe that our cash and cash equivalents will be sufficient to fund our anticipated spending into the second half of 2011.  However, we will require substantial additional funding for our research and development programs through 2011 and beyond.  Assuming the results of our Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas achieves its pre-defined endpoints, we will be eligible to receive up to $65 million in milestone payments from Merck (consisting of $25 million for acceptance of a new drug application by the FDA, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan) which would be anticipated in 2011 or 2012.  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of the product.

In addition to potential funding from Merck, we are also pursuing partnering opportunities with our other product candidates, AP24534 and AP26113, and other licensing opportunities with our technologies.  Such transactions could generate up-front and milestone payments as well as funding of on-going development costs.

We may also seek to raise funds by issuing common stock or other securities in one or more private placements or public offerings, as market conditions permit, or through the issuance of debt.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacture and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other periodic and current reports filed with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.  In particular, at March 31, 2010, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

We record as a liability the fair value of warrants to purchase 10,784,024 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price or volatility of our common stock on which the March 31, 2010 valuation was based, the value would have increased by $3.1 million or $693,000, respectively.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At March 31, 2010, we had $11.2 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (17 basis points at March 31, 2010), we would incur approximately $17,000 of additional interest expense per year based on expected balances over the next twelve months.

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

ITEM 1A.           RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 6.    EXHIBITS

3.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward M. Fitzgerald
Senior Vice President,
Chief Financial Officer (Principal financial officer and chief accounting officer)

Date: May 10, 2010

EXHIBIT INDEX

Exhibit                                                                   Title
No.

3.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.