Form 10-Q
period 2010-06-30
ARIAD PHARMACEUTICALS INC
filed 2010-08-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2010 was 110,787,745.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share data	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,755	$40,362
Amounts due under license or collaboration agreements	18,134	3,583
Other current assets	1,558	1,951

Total current assets	81,447	45,896

Restricted cash	749	749

Property and equipment, net	7,591	8,738

Intangible and other assets, net	8,586	9,627

Total assets	$98,373	$65,010

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,772	$11,669
Accounts payable	7,519	4,806
Accrued compensation and benefits	1,014	1,050
Accrued product development expenses	6,042	8,072
Other accrued expenses	2,064	2,708
Current portion of deferred revenue	50	8,592
Current portion of deferred executive compensation	492	655
Other current liabilities	136	132

Total current liabilities	28,089	37,684

Capital lease obligations	97	142
Deferred revenue	---	103,019
Deferred executive compensation	1,856	1,364
Other long-term liabilities	398	454
Warrant liability	13,225	11,363

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2010, 145,000,000 shares in 2009; issued and outstanding, 110,728,367 shares in 2010 and 109,042,782 shares in 2009	111	109
Additional paid-in capital	437,255	429,483
Accumulated deficit	(382,658)	(518,608)

Total stockholders’ equity (deficit)	54,708	(89,016)

Total liabilities and stockholders’ equity (deficit)	$98,373	$65,010

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2010	2009	2010	2009

License and collaboration revenue	$172,256	$2,094	$174,410	$3,993
Service revenue	2,793	---	2,793	---

Total revenue	175,049	2,094	177,203	3,993

Operating expenses:
Research and development	13,814	15,807	28,649	33,555
General and administrative	4,001	4,814	8,575	8,940

Total operating expenses	17,815	20,621	37,224	42,495

Income (loss) from operations	157,234	(18,527)	139,979	(38,502)

Other income (expense):
Interest income	14	37	22	72
Interest expense	(38)	(82)	(109)	(160)
Revaluation of warrant liability	2,138	(2,382)	(3,942)	(2,598)

Other income (expense), net	2,114	(2,427)	(4,029)	(2,686)

Net income (loss)	$159,348	$(20,954)	$135,950	$(41,188)

Net income (loss) per share – basic	$1.44	$(0.24)	$1.24	$(0.50)
– diluted	$1.35	$(0.24)	$1.22	$(0.50)

Weighted-average number of shares of common stock outstanding – basic	110,290	86,359	109,657	81,941
– diluted	116,079	86,359	114,373	81,941

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In thousands	2010	2009
Cash flows from operating activities:
Net income (loss)	$135,950	$(41,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,962	2,062
Accretion of discount on marketable securities	---	(18)
Stock-based compensation	2,784	2,143
Deferred executive compensation expense	639	521
Revaluation of warrant liability	3,942	2,598
Increase (decrease) from:
Other current assets	393	1,027
Amounts due under license or collaboration agreements	(14,551)	(35)
Other assets	5	(19)
Accounts payable	2,713	(1,756)
Accrued compensation and benefits	(36)	137
Accrued product development expenses	(2,030)	(2,115)
Other accrued expenses	(644)	(889)
Other current liabilities	(16)	529
Deferred revenue	(111,561)	18,505
Deferred executive compensation paid	(310)	(415)
Net cash provided by (used in) operating activities	20,240	(18,913)
Cash flows from investing activities:
Acquisitions of marketable securities	---	(7,599)
Proceeds from maturities of marketable securities	---	15,126
Investment in property and equipment	(428)	(1,951)
Investment in intangible assets	(396)	(988)
Net cash provided by (used in) investing activities	(824)	4,588
Cash flows from financing activities:
Repayment of long-term borrowings	(875)	(700)
Principal payments under capital lease obligation	(58)	(36)
Proceeds from issuance of common stock, net of issuance costs	2,624	22,819
Proceeds from issuance of common stock pursuant to stock option and purchase plans	286	234
Net cash provided by financing activities	1,977	22,317
Net increase in cash and cash equivalents	21,393	7,992
Cash and cash equivalents, beginning of period	40,362	24,243
Cash and cash equivalents, end of period	$61,755	$32,235

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009.  The results of operations for the six-month period ended June 30, 2010 are not indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007.

Since its inception, the Company has incurred significant operating losses related to its research and development programs and supporting activities.  The Company has funded its losses through the sale of equity securities, debt and cash received pursuant to collaboration agreements, including its agreements with Merck & Co., Inc. (together with its subsidiaries, “Merck”) for the development, manufacture and commercialization of its lead product candidate, ridaforolimus (see Note 2).  At June 30, 2010, the Company had $61.8 million of cash and cash equivalents.

The Company expects to incur significant operating expenses through at least 2011 and, therefore, will require substantial additional funding to support its research and development programs, including preclinical development and clinical trials, for operating expenses, for the pursuit of regulatory approvals, and for establishing manufacturing, marketing and sales capabilities.  There are numerous factors that affect the Company’s level of spending on its research and development programs and supporting activities, including the number, size and complexity of, and rate of enrollment of patients in, clinical trials for AP24534, the extent of other development activities for AP24534, the progress of the Company’s preclinical and discovery research programs, including AP26113, the timing and amount of any future milestone and royalty payments related to ridaforolimus from Merck, and the impact of business development activities, among other factors.  The Company believes that its cash and cash equivalents are sufficient to fund its operations into the second half of 2011.  The Company is pursuing partnering and licensing opportunities for its products and technologies and may issue common stock, debt or other securities to raise additional funding.

2.	Collaboration and License Agreements with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck for the joint global development, manufacture and commercialization of ridaforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).  In May 2010, the Company entered into an amended and restated agreement with Merck for ridaforolimus (the “License Agreement”), which replaced the Collaboration Agreement.  These agreements are described below.

The Collaboration Agreement

Under the terms of the Collaboration Agreement, as in effect until May 4, 2010, Merck and the Company were conducting a broad-based development program for the use of ridaforolimus in multiple types of cancer.  Each party funded 50 percent of global development costs, except that Merck funded 100 percent of any cost of development specific to development or commercialization of ridaforolimus outside the United States.  Under the Collaboration Agreement, the Company was responsible for supplying the active pharmaceutical ingredient used in the product and Merck was responsible for the formulation of the finished product, all under a separate supply agreement between the parties entered into in May 2008.

The Collaboration Agreement provided that, in the United States, the Company and Merck would co-promote the product, the Company would distribute and sell the product for all cancer indications and record all sales, and each party would receive 50 percent of the profit from such sales.  Outside the United States, Merck would distribute, sell and promote the product and record all sales, and Merck would pay the Company tiered double-digit royalties on such sales.  Royalties would be payable by Merck, on a country by country basis, until the later of (i) the expiration of the last valid claim of any patent rights owned by either the Company or Merck that cover the product, (ii) a specified number of years from first commercial sale, or (iii) the last date upon which the Company supplies the active pharmaceutical ingredient to Merck under the supply agreement, subject to partial reduction in certain circumstances.

Under the terms of the Collaboration Agreement, Merck paid the Company an initial up-front payment of $75 million in July 2007, and agreed to pay up to $652 million in milestone payments, of which $53.5 million had been paid up to May 4, 2010, based on the successful development of ridaforolimus in multiple potential cancer indications, and achievement of specified product sales thresholds.  Merck had also agreed to provide the Company with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of the Company’s share of global costs, after the Company had paid $150 million in global development costs and had obtained regulatory approval to market ridaforolimus from the Food and Drug Administration (“FDA”) in the United States or similar regulatory authorities in Europe or Japan.

The Company’s accounting policy for exclusive license arrangements is to recognize revenue when all revenue recognition criteria have been met.  As the Collaboration Agreement included multiple elements, the Company identified the units of accounting and determined the related performance period.  The Company assessed each of the deliverables related to the Collaboration Agreement against the separation criteria for multiple element arrangements and concluded that the license and research and development deliverables constituted one unit of accounting.  This conclusion reflected the nature of the planned research and development services under the terms of the Collaboration Agreement and the ongoing research in multiple cancer indications.  The up-front and milestone payments received were deferred and were being recognized as revenue through 2023, the estimated expiration of the patents related to the underlying technology, which was determined to be the performance period.

Development costs under the Collaboration Agreement were aggregated and split between the Company and Merck in accordance with the terms of the agreement.  The Company’s share of such development costs from inception of the collaboration up to May 4, 2010 was reflected in operating expenses in the Company’s statement of operations.  Any amounts due to or from Merck in respect of such development costs and milestone payments earned but not received were recorded as such on the Company’s balance sheet.

The License Agreement

Under the terms of the License Agreement, the Company has granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck has assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs incurred after January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay the Company tiered double-digit royalties on global net sales.  The Company has an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, would be compensated by Merck for its sales efforts.

Under the License Agreement, Merck paid the Company an initial up-front fee of $50 million in May 2010 and has agreed to pay the Company up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications and upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with potential regulatory filings and approvals for the sarcoma indication, which is currently in Phase 3 clinical development (consisting of $25 million for acceptance of a new drug application by the FDA, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan), up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million associated with the achievement of certain sales thresholds.  These milestone payments replace the remaining unpaid milestone payments provided for in the Collaboration Agreement.

The License Agreement provides that all ridaforolimus activities that had been the responsibility of the Company under the Collaboration Agreement will be transitioned to Merck, a process the Company estimates will take approximately six months to complete.  Merck will pay the Company for its internal transition services at agreed upon rates as well as reimburse the Company for all external costs incurred in connection with transition services or research and development activities.

Pursuant to this License Agreement, in addition to the $50 million up-front payment from Merck, the Company has also received from Merck approximately $12.8 million for its share of costs incurred in the period from January 1, 2010 to May 4, 2010 related to development, manufacture and commercial activities for ridaforolimus in accordance with the cost sharing provisions of the Collaboration Agreement as in effect during that period.

The Company considers this License Agreement to be a new agreement for accounting purposes as the economic terms and deliverables have been materially modified from the prior arrangement.  The Company assessed each of the deliverables related to the License Agreement against the separation criteria for multiple element arrangements and concluded that there are two units of accounting, namely the license and the transition services.  The Company concluded that the license deliverable has stand-alone value as the nature of the transition services could be provided by other vendors and there is objective and reliable evidence of the fair value of the undelivered transition services.  In accounting for separate units of accounting for multiple element arrangements, when the fair value of the undelivered element is known, the revenue recognized for the undelivered element is based on the fair value of this unit of accounting.  Accordingly, the Company will recognize the fair value of the transition services as they are provided.  The Company’s accounting policy for exclusive licenses is to recognize revenue when all revenue recognition criteria are met.  Accordingly, the Company recognized the revenue associated with the delivered elements of the agreement in the current quarter.

The amounts recognized as license and collaboration revenue in the three-month period ended June 30, 2010 included the following components:

●	$50 million up-front payment pursuant to the License Agreement,
●	$12.8 million payment received from Merck pursuant to the License Agreement as reimbursement for the Company’s 50 percent share of costs incurred from January 1, 2010 to May 4, 2010, and
●	$109.4 million representing the recognition of revenue deferred as of March 31, 2010 under the Company’s accounting for the Collaboration Agreement.

Under the License Agreement, Merck will pay the Company for its internal transition services from May 4, 2010 until completion of the transition.  The Company recognizes these payments as service revenue as the services are delivered.  For the three-month period ended June 30, 2010, the Company has recorded approximately $2.8 million of service revenue related to its transition services.  The cost of such services is reflected in operating expenses in the period in which they are incurred.

Merck is required to reimburse the Company for the cost of any services related to ridaforolimus being provided to the Company by outside service providers from May 4, 2010 until completion.  Based on the nature of the arrangement with Merck for management of such services and reimbursement of their costs, reimbursement received from Merck for the cost of such services is reflected as an offset to the related cost and presented on a net basis in operating expenses.  As noted above, the payment for all internal costs associated with transition services is presented on a gross basis as service revenue.

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2010 and December 31, 2009:

In thousands	June 30, 2010	December 31, 2009
Leasehold improvements	$22,033	$22,027
Equipment and furniture	15,956	15,542
	37,989	37,569
Less accumulated depreciation and amortization	(30,398)	(28,831)
	$7,591	$8,738

Depreciation and amortization expense for the six-month periods ended June 30, 2010 and 2009 amounted to $1.6 million and $1.6 million, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at June 30, 2010 and December 31, 2009:

In thousands	June 30, 2010	December 31, 2009
Equipment and furniture	$420	$401
Less accumulated depreciation and amortization	(130)	(87)
	$290	$314

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2010 and December 31, 2009:

In thousands	June 30, 2010	December 31, 2009
Capitalized patent and license costs	$11,229	$11,817
Purchased technology	5,901	5,901
	17,130	17,718
Less accumulated amortization	(8,576)	(8,127)
	8,554	9,591
Other assets	32	36
	$8,586	$9,627

Amortization expense for intangible assets amounted to $1.4 million and $287,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  The weighted average amortization period for intangible assets was 15.0 years in 2010 and 15.3 years in 2009.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at June 30, 2010 and December 31, 2009:

In thousands	June 30, 2010	December 31, 2009
Bank term loan	$10,675	$11,550
Capital lease obligations	194	261
	10,869	11,811
Less current portion	(10,772)	(11,669)
	$97	$142

The term loan provides for quarterly payments of principal and interest with final scheduled maturity in 2013.  The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest rate on the loan was 1.69% at June 30, 2010.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.  In addition, a covenant in the loan agreement requires that the Company not receive an audit report on its annual audited financial statements that includes a “going concern” explanatory paragraph within the audit report.  The Company obtained a waiver from the bank related to this requirement for the year ended December 31, 2009.  The entire term loan balance is classified as a current liability at June 30, 2010 and December 31, 2009 because the Company is unable to conclude that it is not probable that future covenant violations would occur within the following twelve months.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6% to 7.2% and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations, absent any future debt covenant violations that would require early repayment of the loan, were as follows at June 30, 2010:

In thousands	Bank Term Loan		Capital Lease Obligations
Year ended December 31:
2010		$1,050	$58
2011		3,675	66
2012		4,725	55
2013		1,225	15
		10,675	194
Less current portion		(10,675)	(97)

Long-term portion	$	---	$97

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period.  The value of awards made in March 2010 and 2009 were $1.7 million and $1.1 million, respectively.  The net expense for this plan was $238,000 and $317,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $639,000 and $521,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

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

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or, under certain circumstances, pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  On April 30, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million.

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

The fair value of the warrants on December 31, 2009 was determined to be $11.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 1.23%, (ii) an expected term of 2.2 years, (iii) no dividend yield, and (iv) a volatility of 79%.  As of June 30, 2010, the fair value of the remaining outstanding warrants was determined to be $13.2 million using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free rate of 0.52%, (ii) an expected term of 1.7 years, (iii) no dividend yield and (iv) a volatility of 83%.  The increase in the fair value of the warrants was primarily due to the increase in the price of our common stock from December 31, 2009 to June 30, 2010 and was recognized in other income (expense) in the consolidated statement of operations.  The changes in the fair value of the warrant liability for the three and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009

Balance, beginning of period	$17, 443	$3,775	$11,363	$	---
Issuance of warrants	---	---	---		3,559
Revaluation of warrants	(2,138)	2,382	3,942		2,598
Exercise of warrants	(2,080)		(2,080)

Balance, end of period	$13,225	$6,157	$13,225		$6,157

On January 11, 2010, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  As of June 30, 2010, the full $125 million of securities remain available for issuance under the shelf registration statement.

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

The following table presents information about the Company’s assets and liabilities as of June 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,046	$	---		$17,046	$	---
	$17,046	$	---		$17,046	$	---
Liabilities:
Warrant liability	$13,225	$	---	$	---		$13,225
	$13,225	$	---	$	---		$13,225

	December 31, 2009
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,955	$	---		$17,955	$	---
	$17,955	$	---		$17,955	$	---
Liabilities:
Warrant liability	$11,363	$	---	$	---		$11,363
	$11,363	$	---	$	---		$11,363

The Company’s cash equivalents are considered highly liquid, but are not included in an exchange traded fund and are therefore classified as Level 2 in the fair value hierarchy.  The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $10.7 million at June 30, 2010 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

9.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three and six-month periods ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Compensation cost from:
Stock options	$545	$784	$1,021	$1,537
Stock and stock units	669	296	1,677	486
Purchases of common stock at a discount	36	47	86	120
	$1,250	$1,127	$2,784	$2,143

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Compensation cost included in:
Research and development expenses	$631	$558	$1,128	$1,083
General and administrative expenses	619	569	1,656	1,060
	$1,250	$1,127	$2,784	$2,143

10.	Income Taxes

The Company accounts for income taxes using an asset and liability approach.  Deferred income tax assets and liabilities are computed for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income.  A valuation allowance is established when it is necessary to reduce deferred income tax assets to the expected realized amounts.

For interim financial reporting, the Company uses the annual effective tax rate in computing the income tax provision or benefit, as adjusted for any discrete events.  The Company has estimated that its taxable income for the year ending December 31, 2010 will be offset by net operating loss carryforwards.  Because such net operating loss carryforwards have not previously been benefitted for financial reporting purposes, the Company has recorded no provision for income taxes in the accompanying statement of operations related to 2010 net income.

11.           Net Income (Loss) Per Share

Basic net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding.  Diluted net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect of potential common shares.  The computation of potential common shares has been performed using the treasury stock method.  The changes in income or loss that would result if the warrants were reported as an equity instrument are reflected as an adjustment to the numerator.  When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

The calculation of net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009

Net income (loss)	$159,348	$(20,954)	$135,950	$(41,188)
Impact of assumed exercise of warrants	(2,138)	---	3,942	---
Adjusted net income (loss)	$157,210	$(20,954)	$139,892	$(41,188)

Weighted average shares outstanding - basic	110,290	86,359	109,657	81,941
Dilutive stock options	633	---	508	---
Restricted stock and restricted stock units	1,148	---	930	---
Warrants	4,008	---	3,278	---
Weighted average shares outstanding - diluted	116,079	86,359	114,373	81,941

For the three-month and six-month periods ended June 30, 2010 and 2009, the following potentially dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009

Stock options	6,100	7,867	6,269	7,867
Restricted stock and restricted stock units	---	1,234	---	1,234
Warrants	---	10,784	---	10,784
	6,100	19,885	6,269	19,885

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product Development and Discovery

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration agreement, or the Collaboration Agreement, with Merck & Co., Inc., or Merck, to jointly develop, manufacture and commercialize ridaforolimus for use in cancer, which agreement was amended and restated in May 2010 as discussed further below.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We completed patient enrollment in this Phase 3 clinical trial in the fourth quarter of 2009.  We expect to obtain the results of the final analysis of progression-free survival or PFS, the primary endpoint of the trial, in the second half of 2010.  In addition, in 2008 and 2009 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, metastatic endometrial cancer, metastatic non-small-cell lung cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents, all as part of our joint global development plan with Merck.  Clinical trials and other development activities for ridaforolimus continue at this time under Merck’s control and responsibilities pursuant to the amended and restated May 2010 agreement.

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

Our Collaboration and License Agreements with Merck

Under our Collaboration Agreement with Merck for the global development, manufacture and commercialization of ridaforolimus, we and Merck were conducting a broad-based development program in multiple potential indications.  The Collaboration Agreement as in effect up to May 4, 2010 provided that each party would fund 50 percent of global development costs, except for certain specific costs to be funded 100 percent by Merck.  The Collaboration Agreement established responsibilities for supply of the product for development and commercial purposes, promotion, distribution and sales of the product, governance of the collaboration, termination provisions and other matters.

In addition to cost-sharing provisions, the Collaboration Agreement as in effect up to May 4, 2010 provided for an up-front payment by Merck of $75 million, which was paid to us in July 2007, and provided up to $452 million in milestone payments based on the successful development of ridaforolimus in multiple potential cancer indications, of which $53.5 million had been paid to us through March 31, 2010, and up to $200 million in milestone payments based on achievement of specified product sales thresholds.  Merck had also agreed to provide us with up to $200 million in interest-bearing, repayable, development cost advances to cover a portion of our share of global development costs, after we had paid $150 million in global development costs and had obtained regulatory approval to market ridaforolimus from the FDA in the United States or similar regulatory authorities in Europe or Japan.  The Collaboration Agreement provided that each party would receive 50 percent of the profit from the sales of ridaforolimus in the United States, and Merck would pay us tiered double-digit royalties on sales of ridaforolimus outside the United States.

In May 2010, we entered into an Amended and Restated Collaboration and Exclusive License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will book global sales and will pay us tiered double-digit royalties on global net sales.  We have an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, we would be compensated by Merck for our sales efforts.

Under the License Agreement, Merck paid us an initial up-front fee of $50 million and has agreed to pay us up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with the potential sarcoma indication, which currently is in Phase 3 clinical development, up to $249 million associated with potential regulatory filings and approvals for other cancer indications and up to $200 million based on achievement of certain sales thresholds.

The License Agreement provides that all ridaforolimus activities that had been our responsibility under the Collaboration Agreement will be transitioned to Merck, a process we estimate will take approximately six months to complete.  Merck will reimburse us for all costs we incur related to the transition.

As a result of our entry into the License Agreement, we will not be eligible to receive the $74.5 million in milestones that we were eligible to receive under the original Collaboration Agreement upon the start of four Phase 3 clinical trials in indications other than sarcoma, or up to $200 million in development cost advances after we had paid $150 million in global development costs and obtained regulatory approval of ridaforolimus, since Merck is now responsible for fully funding all clinical trials and other development activities.

As a result of this agreement, in addition to the $50 million up-front payment from Merck, we have also received from Merck approximately $12.8 million for our share of ridaforolimus costs incurred in the period from January 1, 2010 to May 4, 2010 in accordance with the cost sharing provisions of the Collaboration Agreement as in effect during that period.

Liquidity and Sources and Uses of Funding

As of June 30, 2010, we had cash and cash equivalents of $61.8 million, amounts due from Merck for costs incurred related to ridaforolimus of $18.1 million, and total stockholders’ equity of $54.7 million.  We believe that our cash and cash equivalents will be sufficient to fund our operations into the second half of 2011.

We do not yet have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities.  We reported net income for the three and six-month periods ended June 30, 2010 primarily due to the recognition of approximately $175 million of license and collaboration revenue as a result of the accounting impact of our May 2010 License Agreement with Merck for the development, manufacturing and commercialization of ridaforolimus, including the recognition as revenue of the $50 million up-front payment from Merck and the $109.4 million previously deferred under our accounting for the July 2007 Collaboration Agreement with Merck that was replaced by the License Agreement.  We expect to incur significant operating expenses and net losses through at least 2011, and, therefore, we will require substantial additional funding to support our operations through 2011 and beyond.

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

Historically, we have relied primarily on the capital markets as our source of funding.  We have also obtained funding from collaborations with pharmaceutical, biotechnology and/or medical device companies for development and commercialization of our product candidates, such as our collaboration with Merck for the global development, manufacture and commercialization of ridaforolimus.  We are pursuing partnering opportunities with our other product candidates, AP24534 and AP26113, which could generate up-front and milestone payments as well as funding of on-going development costs, and other licensing possibilities with our technologies.  These partnerships could take the form of licensing arrangements, co-development or joint venture arrangements or other structures.  There is no guarantee, however, that we will be successful in entering into any such partnership arrangements on commercially reasonable terms, if at all, or that we will receive any revenue through these partnership efforts in the future.

In addition, we may seek to raise funding by issuing common stock or other securities in a private placement or a public offering, or through the issuance of debt.  We also utilize long-term debt and leases to supplement our funding, particularly as a means of funding investment in property and equipment and infrastructure needs.  If funding from these various sources is unavailable on reasonable terms, we may be required to reduce our operations in order to conserve cash and capital by delaying, scaling back or eliminating one or more of our product development programs or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us.  Please see additional information under the caption “Liquidity and Capital Resources” below.

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

Revenue Recognition

We generate revenue from license and collaboration agreements with third parties related to use of our technology and/or development and commercialization of product candidates.  Such agreements may provide for payment to us of up-front payments, periodic license payments, milestone payments and royalties.

For the six months ended June 30, 2010, we reported license and collaboration revenue of $174.4 million.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.  When deliverables are separable, consideration received is allocated to the separate units of accounting based on the fair value of each unit and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized.  Regarding our Collaboration Agreement with Merck for the development, manufacturing and commercialization of ridaforolimus, in effect from July 2007 to May 2010, we determined the license and development deliverables constituted one unit of accounting and, therefore, the up-front and milestone payments would be deferred and recognized over the performance period.  As a consequence, of the $128.5 million in up-front and milestone payments received from Merck pursuant to the Collaboration Agreement, as of March 31, 2010, $19.1 million had been recognized as revenue and $109.4 million had been deferred on our balance sheet.  Regarding our License Agreement with Merck entered into in May 2010, we determined that the license and the transition services were separate units of accounting, and because the fair value of the undelivered transition services is known, the amounts received related to the license and transition services rendered to date would be recognized as received or rendered in the three-month period ended June 30, 2010.  In addition, the deferred revenue under our accounting for the Collaboration Agreement which was replaced by the License Agreement was fully recognized as revenue in the three-month period ended June 30, 2010.

Intangible Assets

At June 30, 2010, we reported $8.6 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and probabilities.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites.  These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet.  At June 30, 2010, we reported accrued product development expenses of $6.0 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have obtained through reports, correspondence and discussions with our vendors.  Our estimates of accrued expenses based on such information require judgment.  Actual costs may vary from such estimates.  When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants to purchase 9,563,610 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  At June 30, 2010, we reported a warrant liability of $13.2 million on our balance sheet.

The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the volatility of our common stock at June 30, 2010 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $846,000 with such difference reflected in our statement of operations.

Results of Operations

For the three months ended June 30, 2010 and 2009

Revenue

We recorded total revenue of $175.0 million in the three-month period ended June 30, 2010, compared to $2.1 million in the corresponding period in 2009.  Total revenue in 2010 consisted of license and collaboration revenue of $172.3 million and service revenue of $2.8 million.  License and collaboration revenue in 2010 includes the $50 million up-front payment and a $12.8 million payment for our share of ridaforolimus costs incurred from January 1, 2010 to May 4, 2010 from Merck pursuant to the terms of the License Agreement.  License and collaboration revenue also includes $109.4 million representing the acceleration of revenue deferred as of March 31, 2010 under our accounting for the Collaboration Agreement, which has now been replaced by the License Agreement.  Because we expect no additional license payments from Merck pursuant to the License Agreement in 2010, we expect the license and collaboration revenue will be insignificant for the remainder of 2010.

Service revenue of $2.8 million in the three-month period ended June 30, 2010 consisted of amounts billed to Merck for our transition services pursuant to the License Agreement.  We expect that our quarterly service revenue will decrease over the remainder of 2010 as we wind down and complete the planned transition services.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $2.0 million, or 13%, to $13.8 million in the three-month period ended June 30, 2010, compared to $15.8 million in the corresponding period in 2009, as described in further detail below.

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

●
submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the U.S. Food and Drug Administration, or FDA, in an IND application (or similar filings with regulatory agencies outside the United States);

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

Our R&D expenses for the three-month period ended June 30, 2010, as compared to the corresponding period in 2009, were as follows:

	Three months ended June 30,		Increase/
In thousands	2010	2009	(decrease)
Direct external expenses:
Clinical programs	$4,258	$8,795	$(4,537)
Preclinical programs	106	61	45
All other R&D expenses	9,450	6,951	2,499
	$13,814	$15,807	$(1,993)

In 2010, our clinical programs consisted of our lead product candidate ridaforolimus, for which we initiated clinical development in 2003, and AP24534, for which we initiated clinical development in 2008.  The direct external expenses for ridaforolimus reflect our share of such expenses, including our share of Merck’s costs, pursuant to the cost-sharing arrangement of our Collaboration Agreement with Merck as in effect until May 4, 2010 at which point Merck became responsible for 100 percent of the costs of ridaforolimus pursuant to the License Agreement.

Direct external expenses for ridaforolimus were $2.3 million in the three-month period ended June 30, 2010, a decrease of $5.2 million as compared to the corresponding period in 2009.  The decrease is primarily due to the impact of the License Agreement pursuant to which Merck funds 100 percent of the cost of ridaforolimus from May 4, 2010.  Therefore our expenses reflect our share of ridaforolimus costs only for the period from April 1, 2010 to May 4, 2010, as compared to a full three months in the second quarter of 2009.  In accordance with the License Agreement with Merck, all direct external expenses incurred by us related to the development of ridaforolimus and transition of responsibilities to Merck will be funded 100 percent by Merck, and therefore we will have no direct external expenses for ridaforolimus over the remaining quarters of 2010.

Direct external expenses for our second clinical program, AP24534, were $2.0 million in the three-month period ended June 30, 2010, an increase of $634,000 as compared to the corresponding period in 2009.  The increase is due primarily to an increase in contract manufacturing costs of $913,000, clinical trials costs of $343,000 and non-clinical costs of $169,000, offset in part by a decrease in toxicology costs of $790,000.  Toxicology costs decreased due to the completion in 2009 of long-term toxicology studies necessary to support development of this product candidate.  Contract manufacturing costs and clinical costs increased due to the provision of the drug in support of increasing enrollment in the Phase 1 clinical trial and in preparation for the planned initiation of a pivotal Phase 2 clinical trial in the second half of 2010.  We expect that our direct external expenses for AP24534 will increase over the remaining quarters of 2010 as we expect to initiate additional clinical trials for this product candidate, including a pivotal Phase 2 trial in patients with chronic myeloid leukemia, pending further analysis of the results of the Phase 1 trial and discussions with regulatory authorities.

The direct external expenses incurred in our preclinical program relate to manufacturing studies for our third product candidate, AP26113 for the three-month period ended June 30, 2010, an increase of $45,000 from the corresponding period in 2009.  We expect that our direct external expenses for our preclinical program, AP26113, will increase over the remaining quarters of 2010 as we conduct additional pharmacology, toxicology and other studies designed to support the potential filing of an IND for this product candidate.

All other R&D expenses increased by $2.5 million in the three-month period ended June 30, 2010 as compared to the corresponding period in 2009.  This increase is due primarily to a decrease of $1.8 million in reimbursement from Merck for its share of our internal costs charged to Merck pursuant to the Collaboration Agreement.  This reimbursement provision ended effective May 4, 2010 with the execution of the License Agreement under which we invoice Merck for our services and record such amounts as service revenue.  Therefore all other R&D expense reflects the offsetting impact of Merck’s reimbursement only for the period from April 1, 2010 to May 4, 2010, as compared to a full three months in the second quarter of 2009.

All other R&D expenses in the three-month period ended June 30, 2010 also reflect an increase in personnel expenses of $371,000 related to salary increases and annual performance awards as well as an increased use of temporary help to meet peak needs, and an increase in expenses related to certain capitalized patents and licenses of $450,000.  These increases were offset in part by decreases in lab supplies, consulting services, utilities and miscellaneous other expenses.  We expect that all other R&D expenses will decrease over the remaining quarters of 2010 as we complete the transition of responsibilities to Merck and eliminate related costs to support such services.  This decrease will be offset in part by increasing resources required to support expanding work on our other product candidates.

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

General and Administrative Expenses

General and administrative expenses decreased by $813,000, or 17%, to $4.0 million in the three-month period ended June 30, 2010, compared to $4.8 million in the corresponding period in 2009.  This decrease was due primarily to a decrease in professional services of $1.4 million primarily due to a reduction in corporate and commercial development initiatives.  This decrease was partially offset by an increase in personnel expenses of $423,000 due to salary increases and annual performance awards as well as certain employment costs and increases in overhead and other expenses of $136,000.  We expect that general and administrative expenses will remain at approximately the current levels over the remaining quarters of 2010 although they may fluctuate from quarter to quarter.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $14,000 in the three-month period ended June 30, 2010 from $37,000 in the corresponding period in 2009, as a result of a lower average balance of funds invested in 2010 and lower interest yields from our investments.

Interest expense decreased to $38,000 in the three-month period ended June 30, 2010 from $82,000 in the corresponding period in 2009 as a result of lower interest rates on our debt in 2010 and lower average loan balances in 2010.

Revaluation of Warrant Liability

The fair value of our warrant liability at June 30, 2010 was $4.2 million lower than its fair value at March 31, 2010, due to the impact of the exercise of warrants to purchase 1,220,414 shares of our common stock in the second quarter of 2010 and the revaluation of our warrant liability at June 30, 2010.  The revaluation of our warrant liability resulted in a non-cash credit of $2.1 million for the three-month period ended June 30, 2010 and was due primarily to decreases in the market price of our common stock since March 31, 2010.  The revaluation of our warrant liability as of June 30, 2009 resulted in a non-cash charge of $2.4 million for the three-month period then ended.  Potential future increases or decreases in the price of our common stock, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods. Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows from operations.

Operating Results

We reported income from operations of $157.2 million in the three-month period ended June 30, 2010 compared to a loss from operations of $18.5 million in the corresponding period in 2009, an increase of $175.7 million.  We also reported net income of $159.3 million in the three-month period ended June 30, 2010, compared to a net loss of $21.0 million in the corresponding period in 2009, an increase in net income of $180.3 million.  The increase in income from operations and net income is primarily due to the recognition of approximately $175 million in license and collaboration revenue as a result of the accounting impact of the License Agreement entered into with Merck in May 2010, as well as a decrease in costs of development of ridaforolimus and the change in the valuation of our warrant liability.  We expect that we will incur a loss from operations and a net loss in the remaining quarters of 2010 as we continue with our research and development activities, in particular those related to our product candidates AP24534 and AP26113.  Our results of operations for the remaining quarters of 2010 will depend on a number of factors, including the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the six months ended June 30, 2010 and 2009

Revenue

We recorded total revenue of $177.2 million in the six-month period ended June 30, 2010, compared to $4.0 million in the corresponding period in 2009.  Total revenue in 2010 consisted of license and collaboration revenue of $174.4 million and service revenue of $2.8 million.  License and collaboration revenue in 2010 includes the $50 million up-front payment and a $12.8 million payment for our share of ridaforolimus costs incurred from January 1, 2010 to May 4, 2010 from Merck pursuant to the terms of the License Agreement.  License and collaboration revenue also includes $111.5 million representing the recognition of revenue deferred as of December 31, 2009 under our accounting for the Collaboration Agreement, which has now been replaced by the License Agreement.

Service revenue of $2.8 million in the six-month period ended June 30, 2010 consisted of amounts billed to Merck for our transition services pursuant to the License Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $4.9 million, or 15%, to $28.6 million in the six-month period ended June 30, 2010, compared to $33.6 million in the corresponding period in 2009.

Our R&D expenses for the six-month period ended June 30, 2010, as compared to the corresponding period in 2009, were as follows:

	Six months ended June 30,		Increase/
In thousands	2010	2009	(decrease)
Direct external expenses:
Clinical programs	$12,012	$19,683	$(7,671)
Preclinical programs	106	61	45
All other R&D expenses	16,531	13,811	2,720
	$28,649	$33,555	$(4,906)

Direct external expenses for ridaforolimus were $8.5 million in the six-month period ended June 30, 2010, a decrease of $7.9 million, as compared to the corresponding period in 2009.  The decrease is primarily due to the impact of the License Agreement pursuant to which Merck funds 100 percent of the cost of ridaforolimus from May 4, 2010.  Therefore our expenses reflect our share of ridaforolimus costs from January 1, 2010 to May 4, 2010, as compared to a full six months in the first half of 2009.

Direct external expenses for our second clinical program, AP24534, were $3.5 million in the six-month period ended June 30, 2010, an increase of $245,000 as compared to the corresponding period in 2009.  The increase is due primarily to an increase in contract manufacturing costs of $1.5 million, clinical trial costs of $414,000 and supporting non-clinical costs of $211,000 offset in part by a decrease in toxicology costs of $1.9 million.  Toxicology costs decreased due to the completion in 2009 of long-term toxicology studies necessary to support development of this product candidate.  Contract manufacturing costs and clinical costs increased due to the provision of the drug in support of increasing enrollment in the Phase 1 clinical trial and in preparation for the planned initiation of a pivotal Phase 2 clinical trial in the second half of 2010.

The direct external expenses incurred in our preclinical program relate to manufacturing studies for our third product candidate, AP26113, for the six-month period ended June 30, 2010, an increase of $45,000 from the corresponding period in 2009.

All other R&D expenses increased by $2.7 million in the six-month period ended June 30, 2010 as compared to the corresponding period in 2009.  This increase is due to a decrease of $1.7 million in reimbursement from Merck for its share of our internal costs charged to Merck pursuant to the Collaboration Agreement.  This reimbursement provision ended effective May 4, 2010 with the execution of the License Agreement under which we now invoice Merck for our services and record such amounts as service revenue.  Therefore all other R&D expense reflects the offsetting impact of Merck’s reimbursement only for the period from January 1, 2010 to May 4, 2010, as compared to a full six months in the first half of 2009.

All other R&D expenses in the six-month period ended June 30, 2010 also reflect an increase in personnel expenses of $927,000 related to salary increases and annual performance awards as well as an increased use of temporary help to meet peak needs, and an increase in reserves related to certain capitalized patents and licenses of $638,000.  These increases were offset in part by decreases in lab supplies, consulting services, utilities and miscellaneous other expenses.

General and Administrative Expenses

General and administrative expenses decreased by $365,000, or 4%, to $8.6 million in the six-month period ended June 30, 2010, compared to $8.9 million in the corresponding period in 2009.  This decrease was due primarily to a decrease in professional services of $1.6 million primarily due to a reduction in corporate and commercial development initiatives.  This decrease was partially offset by an increase in personnel expenses of $850,000 due to salary increases and annual performance awards, including the impact of higher stock-based compensation expense, and increases in overhead and other expenses of $252,000.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $22,000 in the six-month period ended June 30, 2010 from $72,000 in the corresponding period in 2009, as a result of a lower average balance of funds invested in 2010 and lower interest yields from our investments.

Interest expense decreased to $109,000 in the six-month period ended June 30, 2010 from $160,000 in the corresponding period in 2009 as a result of lower interest rates on our debt in 2010 and lower average loan balances in 2010.

Revaluation of Warrant Liability

The fair value of our warrant liability at June 30, 2010 was $1.9 million higher than its fair value at December 31, 2009, due to the impact of the exercise of warrants to purchase 1,220,414 shares of our common stock in the second quarter of 2010 and the revaluation of our warrant liability at June 30, 2010.  The revaluation of our warrant liability resulted in a non-cash charge of $3.9 million for the six-month period ended June 30, 2010 and was due primarily to increases in the market price of our common stock since December 31, 2009.  The revaluation of our warrant liability in 2009 resulted in a non-cash charge of $2.6 million for the six-month period ended June 30, 2009.

Operating Results

We reported income from operations of $140.0 million in the six-month period ended June 30, 2010 compared to a loss from operations of $38.5 million in the corresponding period in 2009, an increase of $178.5 million.  We also reported net income of $136.0 million in the six-month period ended June 30, 2010, compared to a net loss of $41.2 million in the corresponding period in 2009, an increase in net income of $177.2 million.  The increase in income from operations and net income is primarily due to the recognition of approximately $175 million in license and collaboration revenue as a result of the accounting impact of the License Agreement entered into with Merck in May 2010, and a decrease in costs of development of ridaforolimus.

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

Sources of Funds

For the three months and six months ended June 30, 2010 and 2009, our sources of funds were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2010	2009		2010	2009
Up-front payment from Merck, included in cash provided by operating activities	$50,000	$	---	$50,000	$	---
Sales/issuances of common stock:
Upon exercise of warrants	2,624		---	2,624		---
In common stock offerings, net of issuance costs	---		---	---		22,819
Pursuant to stock option and purchase plans	158		97	286		234
Maturities of marketable securities, net of purchases	---		300	---		7,527
	$52,782		$397	$52,910		$30,580

Our up-front payment of $50 million from Merck was received pursuant to the License Agreement entered into in May 2010.  This up-front payment is included in cash provided by operating activities in our consolidated statement of cash flows for the six-month period ended June 30, 2010 but is presented separately in this analysis due to the non-recurring nature of this payment.

The amount of funding we seek to raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or, under certain circumstances, pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of our assets, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  In April 2010, warrants to purchase 1,220,414 shares of our common stock were exercised for proceeds of $2.6 million.  As of June 30, 2010, warrants to purchase 9,563,610 shares of our common stock remain outstanding.

On August 7, 2009, we sold 21,850,000 shares of our common stock in an underwritten public offering, including 2,850,000 shares of common stock upon exercise by the underwriters of their over-allotment option, at a purchase price of $1.75 per share.  Net proceeds of this offering, after underwriting discounts and commissions and direct expenses, were $35.6 million.

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 11, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  As of June 30, 2010, the full $125 million of securities remain available for issuance under the shelf registration statement.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and six months ended June 30, 2010 and 2009, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009

Net cash (provided by) used in operating activities	$(34,567)	$8,803	$(20,240)	$18,913
Less up-front payment from Merck	50,000	---	50,000	---
Adjusted net cash used in operating activities	15,433	8,803	29,760	18,913
Repayment of borrowings	525	350	875	700
Investment in intangible assets	128	649	396	988
Investment in property and equipment	354	880	428	1,951
	$16,440	$10,682	$31,459	$22,552

The net cash used in operating activities is comprised of our net income (losses), adjusted for non-cash expenses, changes in deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital requirements.  As noted above, we recorded net income for the three and six-month periods ended June 30, 2010 of $159.3 million and $136.0 million, respectively.  Of these amounts, $109.4 million and $111.5 million represented the recognition of previously deferred revenue under our Collaboration Agreement with Merck for the three and six-month periods ended June 30, 2010, respectively, which amounts had no impact on cash flow during these periods.  After taking into account such non-cash revenue as well as non-cash expenses, and after deducting the $50 million up-front payment from Merck pursuant to the License Agreement, our adjusted net cash used in operating activities increased by $6.6 million in the three-month period ended June 30, 2010 as compared to the corresponding period in 2009 and by $10.8 million in the six-month period ended June 30, 2010 as compared to the comparable period of 2009.  Cash used in operating activities in 2009 reflected the favorable impact of the receipt of $22.5 million in milestone payments from Merck pursuant to the Collaboration Agreement.  Excluding the impact of these milestone payments, our cash used in operating activities was lower in 2010 as compared to 2009 reflecting the impact of actions we had taken to conserve cash and capital as we balanced our spending with our available resources.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2010, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of June 30, 2010:

		Payments Due By Period
In thousands	Total	In 2010	2011 through 2013	2014 through 2015		After 2016

Long-term debt	$10,675	$1,050	$9,625	$	---	$	---

Lease agreements	4,565	1,108	3,457		---		---

Employment agreements	7,501	2,991	4,510		---		---

Other long-term obligations	4,941	358	3,244		1,339		---

Total fixed contractual obligations	$27,682	$5,507	$20,836		$1,339	$	---

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.69%, our average interest rate on our debt at June 30, 2010, over the remaining term of the debt, our interest expense would total approximately $87,000 for the remainder of 2010, and $217,000 in the period 2011 through 2013.

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

Liquidity

At June 30, 2010, we had cash and cash equivalents of $61.8 million, working capital of $53.4 million and stockholders’ equity of $54.7 million.  Excluding the favorable impact of the $50 million up-front payment from Merck pursuant to the License Agreement entered into in May 2010 due to the non-recurring nature of this payment, we had adjusted cash used in operating activities for the six-month period ended June 30, 2010 of $29.8 million.

The License Agreement entered into with Merck in May 2010 for the development, manufacture and commercialization of ridaforolimus provides that Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of costs effective as of January 1, 2010.  Under this agreement, Merck paid us an initial up-front fee of $50 million and has also reimbursed us for all of our costs related to ridaforolimus from January 1, 2010 to May 4, 2010, the date of the License Agreement.  In addition, the agreement provides for up to $514 million in regulatory and sales milestone payments from Merck, based on the successful development of ridaforolimus in multiple cancer indications or upon achievement of specified sales thresholds, and tiered double-digit royalty payments from Merck on global net sales upon regulatory approval of the product.

Pursuant to the License Agreement, Merck was required to reimburse us for our 50 percent share of costs related to ridaforolimus recorded under the terms of the Collaboration Agreement for the period from January 1, 2010 to May 4, 2010.  In addition, Merck is required to pay us for our transition services and reimburse us for all direct external expenses incurred by us from May 4, 2010 onward.  At June 30, 2010, we have an amount due from Merck on our balance sheet of $18.1 million, an increase of $14.6 million from the amount due from Merck as of December 31, 2009, reflecting these additional amounts due from them pursuant to the License Agreement, most of which has been subsequently paid.

Also under our accounting for the Collaboration Agreement with Merck, we had deferred up-front and milestone payments received from Merck and were recognizing these payments as revenue on a straight-line basis through 2023.  Under our accounting for the License Agreement with Merck, which replaces the Collaboration Agreement, all previously deferred revenue has been recognized as revenue in the three-month period ended June 30, 2010, resulting in net income for such period of $159.3 million.  As a consequence, our deferred revenue liability at December 31, 2009 related to the Collaboration Agreement of $111.5 million (including the current portion of that liability) has been eliminated at June 30, 2010 and our stockholders’ deficit at December 31, 2009 of $89.0 million has become stockholders’ equity of $54.7 million at June 30, 2010.

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

As noted previously, our License Agreement with Merck provides potential funding in the form of up to $514 million in regulatory and sales milestone payments, including potential near-term milestone payments related to the Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas.  If the results of the Phase 3 SUCCEED trial meet the pre-defined endpoints, we will be eligible to receive up to $65 million in milestone payments from Merck (consisting of $25 million for acceptance of a new drug application by the FDA, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan) which could occur in 2011 or 2012.  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of the product.

In addition to potential funding from Merck, we are also pursuing partnering opportunities with our other product candidates, AP24534 and AP26113, and other licensing opportunities with our technologies.  Such transactions could generate up-front and milestone payments as well as funding of on-going development costs.  There is no guarantee, however, that we will be successful in entering into any such partnership arrangements on commercially reasonable terms, if at all, or that we will receive any revenue through these partnership efforts in the future.

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

Our investments are sensitive to interest rate risk.  We believe, however, that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.  In particular, at June 30, 2010, because our available funds are invested solely in short-term securities with remaining maturities of six months or less, our risk of loss due to changes in interest rates is not material.

At June 30, 2010, we have recorded as a liability the fair value of warrants to purchase 9,563,610 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability was determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price or volatility of our common stock on which the June 30, 2010 valuation was based, the value would have increased by up to $2.2 million or $846,000, respectively.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At June 30, 2010, we had $10.7 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (17 basis points at June 30, 2010), we would incur approximately $16,000 of additional interest expense per year based on expected balances over the next twelve months.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the addition of the following risk factor:

Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for any approved products.

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act.  This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs.

Additional provisions of the Healthcare Reform Act, may negatively affect our potential revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products.  In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits.  Certain of these changes could impose additional limitations on the prices we will be able to charge for any approved products or the amounts of reimbursement available for approved products from governmental agencies or third-party payors.  While in general it is too early to predict specifically what effect the Healthcare Reform Act and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

ITEM 6.	EXHIBITS

10.1*	Amended and Restated Collaboration and Exclusive License Agreement , dated May 4, 2010, between ARIAD Pharmaceuticals, Inc. and Merck, Sharpe & Dohme Corp.

10.2	Director Compensation Arrangements.

10.3
Amended and Restated Executive Employment Agreement, dated April 30, 2010, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D (filed in Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-21696) filed with the Securities and Exchange Commission on May 3, 2010 and incorporated herein by reference)

10.4	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and David L. Berstein, Esq.

10.5	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Daniel M. Bollag, Ph.D.

10.6	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.

10.7	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Pierre F. Dodion, M.D., M.B.A.

10.8	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald.

10.9	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.

10.10	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Raymond T. Keane, Esq.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: August 9, 2010		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1*	Amended and Restated Collaboration and Exclusive License Agreement , dated May 4, 2010, between ARIAD Pharmaceuticals, Inc. and Merck, Sharpe & Dohme Corp.

10.2	Director Compensation Arrangements.

10.3
Amended and Restated Executive Employment Agreement, dated April 30, 2010, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D (filed in Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-21696) filed with the Securities and Exchange Commission on May 3, 2010 and incorporated herein by reference)

10.4	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and David L. Berstein, Esq.

10.5	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Daniel M. Bollag, Ph.D.

10.6	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.

10.7	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Pierre F. Dodion, M.D., M.B.A.

10.8	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald.

10.9	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.

10.10	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Raymond T. Keane, Esq.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.