Form 10-Q
period 2010-09-30
ARIAD PHARMACEUTICALS INC
filed 2010-11-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒|  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2010 was 126,883,507.

ARIAD PHARMACEUTICALS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,305	$40,362
Amounts due under license or collaboration agreements	2,465	3,583
Other current assets	1,334	1,951

Total current assets	63,104	45,896

Restricted cash	749	749

Property and equipment, net	7,398	8,738

Intangible and other assets, net	8,472	9,627

Total assets	$79,723	$65,010

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,232	$11,669
Accounts payable	3,386	4,806
Accrued compensation and benefits	551	1,050
Accrued product development expenses	6,646	8,072
Other accrued expenses	1,966	2,708
Current portion of deferred revenue	12	8,592
Current portion of deferred executive compensation	519	655
Other current liabilities	136	132

Total current liabilities	16,448	37,684

Long-term debt and capital lease obligations, net of current portion	7,083	142
Deferred revenue	---	103,019
Deferred executive compensation	2,278	1,364
Other long-term liabilities	364	454
Warrant liability	18,006	11,363

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2010,
145,000,000 shares in 2009; issued and outstanding, 110,836,282 shares in
2010 and 109,042,782 shares in 2009	111	109
Additional paid-in capital	438,491	429,483
Accumulated deficit	(403,058)	(518,608)

Total stockholders’ equity (deficit)	35,544	(89,016)

Total liabilities and stockholders’ equity (deficit)	$79,723	$65,010

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2010	2009	2010	2009

License and collaboration revenue	$37	$2,155	$174,447	$6,148
Service revenue	1,205	---	3,997	---

Total revenue	1,242	2,155	178,444	6,148

Operating expenses:
Research and development	13,168	14,384	41,817	47,939
General and administrative	3,670	3,472	12,245	12,412

Total operating expenses	16,838	17,856	54,062	60,351

Income (loss) from operations	(15,596)	(15,701)	124,382	(54,203)

Other income (expense):
Interest income	29	29	51	98
Interest expense	(52)	(65)	(160)	(225)
Revaluation of warrant liability	(4,781)	(5,072)	(8,723)	(7,670)

Other income (expense), net	(4,804)	(5,108)	(8,832)	(7,797)

Net income (loss)	$(20,400)	$(20,809)	$115,550	$(62,000)

Net income (loss) per share – basic	$(0.18)	$(0.21)	$1.05	$(0.70)
– diluted	$(0.18)	$(0.21)	$1.04	$(0.70)

Weighted-average number of shares of common stock outstanding – basic	110,810	100,275	110,045	88,120
– diluted	110,810	100,275	111,556	88,120

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2010	2009

Cash flows from operating activities:
Net income (loss)	$115,550		$(62,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,865		3,190
Accretion of discount on marketable securities	---		(18)
Stock-based compensation	3,781		3,222
Deferred executive compensation expense	1,088		858
Revaluation of warrant liability	8,723		7,670
Increase (decrease) from:
Other current assets	617		647
Amounts due under license or collaboration agreements	1,118		411
Other assets	15		(21)
Accounts payable	(1,420)		(6,310)
Accrued compensation and benefits	(499)		545
Accrued product development expenses	(1,426)		(58)
Other accrued expenses	(742)		(652)
Other liabilities	18		592
Deferred revenue	(111,599)		16,352
Deferred executive compensation paid	(310)		(446)
Net cash provided by (used in) operating activities	18,779		(36,018)
Cash flows from investing activities:
Acquisitions of marketable securities	---		(7,599)
Proceeds from maturities of marketable securities	---		22,426
Investment in property and equipment	(980)		(2,095)
Investment in intangible assets	(517)		(1,144)
Net cash provided by (used in) investing activities	(1,497)		11,588
Cash flows from financing activities:
Repayment of long-term borrowings	(1,400)		(1,050)
Principal payments under capital lease obligation	(87)		(59)
Proceeds from issuance of common stock, net of issuance costs	2,624		58,370
Proceeds from issuance of common stock pursuant to stock option and purchase plans	524		399
Net cash provided by financing activities	1,661		57,660
Net increase in cash and cash equivalents	18,943		33,230
Cash and cash equivalents, beginning of period	40,362		24,243
Cash and cash equivalents, end of period	$59,305		$57,473
Supplemental cash flow information
Assets acquired under capital lease	$19	$	$ 179

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.  Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009.  The results of operations for the nine-month period ended September 30, 2010 are not indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007.

2.  Collaboration and License Agreements with Merck & Co., Inc.

In July 2007, the Company entered into a collaboration agreement with Merck & Co., Inc. (together with its subsidiaries, “Merck ”) for the joint global development, manufacture and commercialization of ridaforolimus, the Company’s lead product candidate, for use in cancer (the “Collaboration Agreement”).  In May 2010, the Company entered into an amended and restated agreement with Merck for ridaforolimus (the “License Agreement”), which replaced the Collaboration Agreement.  These agreements are described below.

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

The License Agreement provides that all ridaforolimus activities that had been the responsibility of the Company under the Collaboration Agreement will be transitioned to Merck, a process the Company expects will be completed in the fourth quarter of 2010.  Merck will pay the Company for its internal transition services at agreed upon rates as well as reimburse the Company for all external costs incurred in connection with transition services or research and development activities.

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

The Company considers this License Agreement to be a new agreement for accounting purposes, as the economic terms and deliverables have been materially modified from the prior arrangement.  The Company assessed each of the deliverables related to the License Agreement against the separation criteria for multiple element arrangements and concluded that there are two units of accounting, namely the license and the transition services.  The Company concluded that the license deliverable has stand-alone value, as the nature of the transition services could be provided by other vendors and there is objective and reliable evidence of the fair value of the undelivered transition services.  In accounting for separate units of accounting for multiple element arrangements, when the fair value of the undelivered element is known, the revenue recognized for the undelivered element is based on the fair value of this unit of accounting.  Accordingly, the Company will recognize the fair value of the transition services as they are provided.  The Company’s accounting policy for exclusive licenses is to recognize revenue when all revenue recognition criteria are met.  Accordingly, the Company recognized the revenue associated with the delivered elements of the agreement in the second quarter of 2010.

The amounts recognized as license and collaboration revenue in the nine-month period ended September 30, 2010 included the following components:

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

Under the License Agreement, Merck will pay the Company for its internal transition services from May 4, 2010 until completion of the transition.  The Company recognizes these payments as service revenue as the services are delivered.  For the three-month and nine-month periods ended September 30, 2010, the Company has recorded approximately $1.2 million and $4.0 million, respectively, of service revenue related to its transition services.  The cost of such services is reflected in operating expenses in the period in which they are incurred.

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

3.  Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2010 and December 31, 2009:

In thousands	September 30, 2010	December 31, 2009
Leasehold improvements	$22,047	$22,027
Equipment and furniture	15,354	15,542
	37,401	37,569
Less accumulated depreciation and amortization	(30,003)	(28,831)
	$7,398	$8,738

Depreciation and amortization expense for the nine-month periods ended September 30, 2010 and 2009 amounted to $2.3 million and $2.4 million, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at September 30, 2010 and December 31, 2009:

In thousands	September 30, 2010	December 31, 2009
Equipment and furniture	$420	$401
Less accumulated depreciation and amortization	(151)	(87)
	$269	$314

4.  Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2010 and December 31, 2009:

In thousands	September 30, 2010	December 31, 2009
Capitalized patent and license costs	$11,350	$11,817
Purchased technology	5,901	5,901
	17,251	17,718
Less accumulated amortization	(8,800)	(8,127)
	8,451	9,591
Other assets	21	36
	$8,472	$9,627

Amortization expense for intangible assets amounted to $1.7 million and $770,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The weighted average amortization period for intangible assets was 15.1 years in 2010 and 15.3 years in 2009.

5.  Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at September 30, 2010 and December 31, 2009:

In thousands	September 30, 2010	December 31, 2009
Bank term loan	$10,150	$11,550
Capital lease obligations	165	261
	10,315	11,811
Less current portion	(3,232)	(11,669)
	$7,083	$142

The term loan provides for quarterly payments of principal and interest with final scheduled maturity in 2013.  The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest rate on the loan was 1.70% at September 30, 2010.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.  In addition, a covenant in the loan agreement requires that the Company not receive an audit report on its annual audited financial statements that includes a “going concern” explanatory paragraph within the audit report.  The Company obtained a waiver from the bank related to this requirement for the year ended December 31, 2009.  At December 31, 2009, the entire term loan balance was classified as a current liability because the Company was unable to conclude that future covenant violations would not occur within the following twelve months.  As a result of the additional funding provided under the May 2010 Merck License Agreement and the net proceeds of approximately $57.4 million received from the underwritten public offering of our common stock on October 29, 2010, the debt is classified based on its scheduled maturity.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6% to 7.2% and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations, absent any future debt covenant violations that could require early repayment of the loan, were as follows at September 30, 2010:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2010	$525	$29
2011	3,675	66
2012	4,725	55
2013	1,225	15
	10,150	165
Less current portion	(3,150)	(82)

Long-term portion	$7,000	$83

6.  Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards, and any changes in the underlying fair value of vested and unvested awards, ratably over the vesting period.  The value of awards made in March 2010 and 2009 were $1.7 million and $1.1 million, respectively.  The net expense for this plan was $449,000 and $336,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.1 million and $858,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

The fair value of the warrants on December 31, 2009 was determined to be $11.4 million using the Black-Scholes option valuation model applying the following inputs: (i) the market price of our common stock of $2.28 per share on that date, (ii) a risk-free rate of 1.23%, (iii) an expected term of 2.2 years, (iv) no dividend yield, and (v) a volatility of 79%.  As of September 30, 2010, the fair value of the remaining outstanding warrants was determined to be $18.0 million using the Black-Scholes option valuation model applying the following inputs: (i) the market price of our common stock of $3.82 per share on that date, (ii) a risk-free rate of 0.37%, (iii) an expected term of 1.4 years, (iv) no dividend yield and (v) a volatility of 56.7%.  The increase in the fair value of the warrants was primarily due to the increase in the price of our common stock from December 31, 2009 to September 30, 2010 and was recognized in other income (expense) in the condensed consolidated statement of operations.  The changes in the fair value of the warrant liability for the three and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009

Balance, beginning of period	$13,225	$6,157	$11,363	$	---
Issuance of warrants	---	---	---		3,559
Revaluation of warrants	4,781	5,072	8,723		7,670
Exercise of warrants	---	---	(2,080)		---

Balance, end of period	$18,006	$11,229	$18,006		$11,229

On January 11, 2010, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  As of September 30, 2010, the full $125 million of securities remain available for issuance under the shelf registration statement (see Note 13 for subsequent event).

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

The following table presents information about the Company’s assets and liabilities as of September 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,045	$	---		$17,045	$	---
	$17,045	$	---		$17,045	$	---
Liabilities:
Warrant liability	$18,006	$	---	$	---		$18,006
	$18,006	$	---	$	---		$18,006

	December 31, 2009
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,955	$	---		$17,955	$	---
	$17,955	$	---		$17,955	$	---
Liabilities:
Warrant liability	$11,363	$	---	$	---		$11,363
	$11,363	$	---	$	---		$11,363

The Company’s cash equivalents are considered highly liquid, but are not included in an exchange traded fund and are therefore classified as Level 2 in the fair value hierarchy.  The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $10.2 million at September 30, 2010 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

9.  Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three and nine-month periods ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Compensation cost from:
Stock options	$420	$741	$1,441	$2,278
Stock and stock units	561	301	2,238	787
Purchases of common stock at a discount	16	37	102	157
	$997	$1,079	$3,781	$3,222

Compensation cost included in:
Research and development expenses	$618	$522	$1,746	$1,605
General and administrative expenses	379	557	2,035	1,617
	$997	$1,079	$3,781	$3,222

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

11.  Net Income (Loss) Per Share

Basic net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding.  Diluted net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect of potential common shares.  The computation of potential common shares has been performed using the treasury stock method.  The changes in income or loss that would result if the warrants were reported as an equity instrument would be reflected as an adjustment to the numerator when warrants would be dilutive.  The warrants are antidilutive for all periods presented.  When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

The calculation of net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009

Net income (loss)	$(20,400)	$(20,809)	$115,550	$(62,000)

Weighted average shares outstanding - basic	110,810	100,275	110,045	88,120
Dilutive stock options	---	---	523	---
Restricted stock and restricted stock units	---	---	988	---
Weighted average shares outstanding - diluted	110,810	100,275	111,556	88,120

For the three-month and nine-month periods ended September 30, 2010 and 2009, the following potentially dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009

Stock options	7,300	7,753	6,085	7,753
Restricted stock and restricted stock units	2,782	1,234	---	1,234
Warrants	9,564	10,784	9,564	10,784
	19,646	19,771	15,649	19,771

12.  Recently issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition - Milestone Method, which provides guidance on determining whether a milestone is substantive including the criteria that must be met for a milestone to be considered a substantive milestone and the recognition of consideration received upon achievement of a substantive milestone.  ASU No. 2010-17 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial statements.

13.  Subsequent Event

On October 29, 2010, the Company sold 16,000,000 shares of its common stock in an underwritten public offering at a public offering price of $3.70 per share.  Net proceeds of this offering, after underwriting discounts and commissions and expenses, were approximately $57.4 million.  The Company has granted the underwriters a 30-day option to purchase up to 2,400,000 shares of its common stock to cover over-allotments, if any.  Following this offering, and assuming no exercise of the underwriters’ over-allotment option, the Company has approximately $65.8 million of securities remaining available under its shelf registration statement.  If the underwriters exercise the over-allotment option in full, there will be approximately $56.9 million of securities remaining available under the shelf registration statement.

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

Product Development and Discovery

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration agreement, or the Collaboration Agreement, with Merck & Co., Inc., or Merck, to jointly develop, manufacture and commercialize ridaforolimus for use in cancer, which agreement was amended and restated in May 2010, referred to as the License Agreement and as discussed further below.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We completed enrollment of approximately 650 patients in this Phase 3 clinical trial in the fourth quarter of 2009.  We expect to obtain the results of the final analysis of progression-free survival or PFS, the primary endpoint of the trial, in the first quarter of 2011.  In addition, in 2008 and 2009 we and Merck initiated patient enrollment in Phase 2 clinical trials in patients with metastatic breast cancer, metastatic endometrial cancer, metastatic non-small-cell lung cancer and advanced prostate cancer, and Phase 1 clinical trials of ridaforolimus in combination with other agents, all as part of our joint global development plan with Merck.  Clinical trials and other development activities for ridaforolimus continue at this time under Merck’s control and responsibilities pursuant to the May 2010 License Agreement.

Our second product candidate, ponatinib, previously known as AP24534, is an investigational pan BCR-ABL inhibitor for which we initiated a Phase 1 clinical trial in the second quarter of 2008 in patients with chronic myeloid leukemia, or CML, acute myeloid leukemia, or AML, and other hematologic cancers, which is on-going at this time.  In the third quarter of 2010, we initiated patient enrollment in a pivotal Phase 2 clinical trial of ponatinib in patients with resistant or intolerant CML or Philadelphia positive acute lymphoblastic leukemia, or Ph+ALL.  This trial, named PACE (Ponatinib Ph+ALL and CML Evaluation), is designed to provide definitive clinical data for regulatory approval of ponatinib in this setting.  The trial is expected to enroll 320 patients at approximately 60 centers in North America, Europe, Australia and Asia.  The primary endpoints are major cytogenetic response rate for chronic phase patients and major hematologic response rate for accelerated or blast phase CML patients and Ph+ALL patients.  Secondary endpoints include major molecular response rate, duration of response, progression-free survival and overall survival.  We expect to complete patient enrollment in this clinical trial by year-end 2011.

Our third product candidate is AP26113, an investigational anaplastic lymphoma kinase, or ALK, inhibitor.  We are conducting investigational new drug or IND- enabling studies of this product candidate and anticipate filing an IND by mid-2011.

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

In May 2010, we entered into an Amended and Restated Collaboration and Exclusive License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumes responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay us tiered double-digit royalties on global net sales.  We have an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, we would be compensated by Merck for our sales efforts.

Under the License Agreement, Merck paid us an initial up-front fee of $50 million in the second quarter of 2010 and has agreed to pay us up to $514 million in potential regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with the potential sarcoma indication, which currently is in Phase 3 clinical development, up to $249 million associated with potential regulatory filings and approvals for other cancer indications and up to $200 million based on achievement of certain sales thresholds.

The License Agreement provides that all ridaforolimus activities that had been our responsibility under the Collaboration Agreement will be transitioned to Merck, a process we expect will be completed in the fourth quarter of 2010.  Merck will reimburse us for all costs we incur related to the transition.

Under our accounting for the License Agreement, all previously deferred revenue from the Collaboration Agreement was recognized as revenue in the three-month period ended June 30, 2010 which was the primary contributor to our license and collaboration revenue of $174.4 million and our net income of $115.6 million for the nine-month period ended September 30, 2010.  As a consequence, our deferred revenue liability at December 31, 2009 related to the Collaboration Agreement of $111.5 million (including the current portion of that liability) has been eliminated and our stockholders’ deficit at December 31, 2009 of $89.0 million has become stockholders’ equity of $35.5 million at September 30, 2010.

Liquidity; Sale of Common Stock

As of September 30, 2010, we had cash and cash equivalents of $59.3 million and total stockholders’ equity of $35.5 million.  On October 29, 2010, we sold 16,000,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $57.4 million.  We believe that our cash and cash equivalents at September 30, 2010, together with the net proceeds from this sale of common stock, will be sufficient to fund our operations into the second half of 2012.  These projections exclude the effect of any payments we may receive related to a potential collaboration agreement on ponatinib, any regulatory or sales milestone payments or royalty payments from Merck related to ridaforolimus or any proceeds from the exercise of outstanding warrants.

We expect that this funding will enable us to complete patient enrollment in the pivotal Phase 2 PACE trial of oral ponatinib, to obtain at least six months of follow-up response data from this trial, to complete analysis of the trial, and to prepare filings for marketing authorization of ponatinib.  Depending on the results of the PACE trial, we anticipate filing a new drug application for ponatinib in the second half of 2012.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, accrued product development expenses and the fair value of warrants to purchase our common stock.

Revenue Recognition

We generate revenue from license and collaboration agreements with third parties related to use of our technology and/or development and commercialization of product candidates.  Such agreements may provide for payment to us of up-front payments, periodic license payments, milestone payments and royalties.

For the nine months ended September 30, 2010, we reported license and collaboration revenue of $174.4 million.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.  When deliverables are separable, consideration received is allocated to the separate units of accounting based on the fair value of each unit and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized.  Regarding our Collaboration Agreement with Merck for the development, manufacturing and commercialization of ridaforolimus, in effect from July 2007 to May 2010, we determined the license and development deliverables constituted one unit of accounting and, therefore, the up-front and milestone payments would be deferred and recognized over the performance period.  As a consequence, of the $128.5 million in up-front and milestone payments received from Merck pursuant to the Collaboration Agreement, as of December 31, 2009, $17.0 million had been recognized as revenue and $111.5 million had been deferred on our balance sheet.  Regarding our License Agreement with Merck entered into in May 2010 that replaced the Collaboration Agreement, we determined that the license and the transition services were separate units of accounting, and because the fair value of the undelivered transition services is known, the amounts received related to the license and transition services rendered to date would be recognized in the period in which they were received or the services were rendered.  In addition, the deferred revenue under our accounting for the Collaboration Agreement which was replaced by the License Agreement was fully recognized as revenue in the three-month period ended June 30, 2010.

Intangible Assets

At September 30, 2010, we reported $8.5 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and probabilities.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and changes to our statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites.  These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet.  At September 30, 2010, we reported accrued product development expenses of $6.6 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have obtained through reports, correspondence and discussions with our vendors.  Our estimates of accrued expenses based on such information require judgment.  Actual costs may vary from such estimates.  When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants to purchase 9,563,610 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  At September 30, 2010, we reported a warrant liability of $18.0 million on our balance sheet.

The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  If, for example, the volatility of our common stock at September 30, 2010 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by up to $494,000 with such difference reflected in our statement of operations.

Results of Operations

For the three months ended September 30, 2010 and 2009

Revenue

We recorded total revenue of $1.2 million in the three-month period ended September 30, 2010, compared to $2.2 million in the corresponding period in 2009.  Total revenue in 2010 consisted of license and collaboration revenue of $37,000 and service revenue of $1.2 million.  Because we expect no additional license payments from Merck pursuant to the License Agreement in 2010, we expect that license and collaboration revenue will be insignificant for the remainder of 2010.

Service revenue of $1.2 million in the three-month period ended September 30, 2010 consisted of transition services provided to Merck pursuant to the License Agreement.  We expect that our quarterly service revenue will decrease over the remainder of 2010 as we wind down and complete the planned transition services.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $1.2 million, or 8%, to $13.2 million in the three-month period ended September 30, 2010, compared to $14.4 million in the corresponding period in 2009, as described in further detail below.

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

Our R&D expenses for the three-month period ended September 30, 2010, as compared to the corresponding period in 2009, were as follows:

	Three months ended September 30,		Increase/
In thousands	2010	2009	(decrease)
Direct external expenses:
Clinical programs	$4,365	$7,785	$(3,420)
Preclinical programs	102	---	102
All other R&D expenses	8,701	6,599	2,102
	$13,168	$14,384	$(1,216)

In 2010, our clinical programs consisted of our lead product candidate ridaforolimus, for which we initiated clinical development in 2003, and ponatinib, for which we initiated clinical development in 2008.

The direct external expenses for ridaforolimus reflect our share of such expenses, including our share of Merck’s costs, pursuant to the cost-sharing arrangement of our Collaboration Agreement with Merck as in effect until May 4, 2010, at which point Merck became responsible for 100 percent of the costs of ridaforolimus pursuant to the License Agreement.  Consequently, we reported no direct external expenses for ridaforolimus for the three-month period ended September 30, 2010, as compared to $6.9 million of direct external expenses for the corresponding period in 2009, and will have no direct external expenses for ridaforolimus for the remainder of 2010 and beyond.

Direct external expenses for our second clinical program, ponatinib, were $4.4 million in the three-month period ended September 30, 2010, an increase of $3.5 million as compared to the corresponding period in 2009.  The increase is due primarily to increases in contract manufacturing costs of $1.6 million and clinical trials costs of $1.9 million.  Clinical trials costs increased due to continued enrollment and treatment of patients in our Phase 1 clinical trial as well as preparation for and initiation in September 2010 of enrollment of patients in our pivotal Phase 2 clinical trial in patients with resistant or intolerant CML or Ph+ALL.  Contract manufacturing costs increased due to continuing product and process development initiatives as well as the production of ponatinib for use in these clinical trials.  We expect that our direct external expenses for ponatinib will increase in the fourth quarter of 2010 and beyond due primarily to the conduct of the pivotal Phase 2 trial in patients with resistant or intolerant CML or Ph+ALL.

The direct external expenses incurred in our preclinical program relate to manufacturing studies for our third product candidate, AP26113, during the three-month period ended September 30, 2010.  We expect that our direct external expenses for AP26113 will increase in the fourth quarter of 2010 and beyond as we conduct additional pharmacology, toxicology and other studies designed to support the potential filing of an IND for this product candidate expected in mid-2011.

All other R&D expenses increased by $2.1 million in the three-month period ended September 30, 2010 as compared to the corresponding period in 2009.  This increase is due primarily to a decrease of $2.4 million in reimbursement from Merck for its share of our internal costs charged to Merck pursuant to the Collaboration Agreement.  This reimbursement provision ended effective May 4, 2010 with the execution of the License Agreement under which we now invoice Merck for our services and record such amounts as service revenue.

All other R&D expenses in the three-month period ended September 30, 2010 also reflect a decrease in personnel expenses of $267,000 due to a decrease in the number of employees following the execution of the License Agreement with Merck in May 2010 and a reduction in recruiting and other hiring costs incurred as compared to 2009, and a decrease in amortization of capitalized patents and licenses of $215,000.  These decreases were offset in part by increases in lab supplies, consulting services and miscellaneous other expenses.  We expect that all other R&D expenses will decrease in the fourth quarter of 2010 as we complete the transition of responsibilities to Merck and eliminate related costs to support such services.  This decrease may be offset in part by increasing resources required to support expanding work on our other product candidates.

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

General and Administrative Expenses

General and administrative expenses increased by $198,000, or 6%, to $3.7 million in the three-month period ended September 30, 2010, compared to $3.5 million in the corresponding period in 2009.  This was due primarily to a decrease of $205,000 in reimbursement from Merck for services provided to the Merck collaboration and miscellaneous increases in professional fees, overhead and other expenses partially offset by a decrease in personnel expenses of $201,000 due to a decrease in the number of employees following the execution of the License Agreement with Merck in May 2010.  We expect that general and administrative expenses will remain at approximately the current levels in the fourth quarter of 2010.

Other Income (Expense)

Interest Income/Expense

Interest income remained unchanged at $29,000 in the three-month period ended September 30, 2010 compared to the corresponding period in 2009, as a result of a stable average balance of funds invested in 2010 and relatively constant interest yields from our investments.

Interest expense decreased to $52,000 in the three-month period ended September 30, 2010 from $65,000 in the corresponding period in 2009 as a result of lower interest rates on our debt in 2010 and lower average loan balances in 2010.

Revaluation of Warrant Liability

The fair value of our warrant liability at September 30, 2010 was $4.8 million higher than its fair value at June 30, 2010, due to the revaluation of our warrant liability at September 30, 2010.  The revaluation of our warrant liability resulted in a non-cash charge of $4.8 million for the three-month period ended September 30, 2010 and was due primarily to increases in the market price of our common stock since June 30, 2010.  The revaluation of our warrant liability as of September 30, 2009 resulted in a non-cash charge of $5.1 million for the three-month period then ended.  Potential future increases or decreases in the price of our common stock, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods. Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows from operations.

Operating Results

We reported a loss from operations of $15.6 million in the three-month period ended September 30, 2010 compared to a loss from operations of $15.7 million in the corresponding period in 2009, a decrease of $105,000.  We also reported a net loss of $20.4 million in the three-month period ended September 30, 2010, compared to a net loss of $20.8 million in the corresponding period in 2009, a decrease in net loss of $409,000.  The decrease in loss from operations and net loss is primarily due to the decrease in costs of development of ridaforolimus and the change in the valuation of our warrant liability.  We expect that we will incur a loss from operations and a net loss in the fourth quarter of 2010 as we continue with our research and development activities, in particular those related to our product candidates ponatinib and AP26113.  Our results of operations for the fourth quarter of 2010 will depend on a number of factors, including the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the nine months ended September 30, 2010 and 2009

Revenue

We recorded total revenue of $178.4 million in the nine-month period ended September 30, 2010, compared to $6.1 million in the corresponding period in 2009.  Total revenue in 2010 consisted of license and collaboration revenue of $174.4 million and service revenue of $4.0 million.  License and collaboration revenue in 2010 includes the $50 million up-front payment and a $12.8 million payment for our share of ridaforolimus costs incurred from January 1, 2010 to May 4, 2010 from Merck pursuant to the terms of the License Agreement.  License and collaboration revenue also includes $111.5 million representing the recognition of revenue deferred as of December 31, 2009 under our accounting for the Collaboration Agreement, which has now been replaced by the License Agreement.

Service revenue of $4.0 million in the nine-month period ended September 30, 2010 consisted of transition services provided to Merck pursuant to the License Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $6.1 million, or 13%, to $41.8 million in the nine-month period ended September 30, 2010, compared to $47.9 million in the corresponding period in 2009.

Our R&D expenses for the nine-month period ended September 30, 2010, as compared to the corresponding period in 2009, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2010	2009	(decrease)
Direct external expenses:
Clinical programs	$16,377	$27,468	$(11,091)
Preclinical programs	208	61	147
All other R&D expenses	25,232	20,410	4,822
	$41,817	$47,939	$(6,122)

Direct external expenses for ridaforolimus were $8.5 million in the nine-month period ended September 30, 2010, a decrease of $14.8 million, as compared to the corresponding period in 2009.  The decrease is primarily due to the impact of the License Agreement pursuant to which Merck funds 100 percent of the cost of ridaforolimus from May 4, 2010.  Therefore our expenses reflect our share of ridaforolimus costs from January 1, 2010 to May 4, 2010, as compared to a full nine months in the period ended September 30, 2009.

Direct external expenses for our second clinical program, ponatinib, were $7.9 million in the nine-month period ended September 30, 2010, an increase of $3.7 million as compared to the corresponding period in 2009.  The increase is due primarily to an increase in contract manufacturing costs of $3.2 million, clinical trial costs of $2.3 million and supporting non-clinical costs of $307,000 offset in part by a decrease in toxicology costs of $2.1 million.  Toxicology costs decreased due to the completion in 2009 of long-term toxicology studies necessary to support development of this product candidate.  Clinical trials costs increased due to continued enrollment and treatment of patients in our Phase 1 clinical trial as well as preparation for and initiation of enrollment of patients in our pivotal Phase 2 clinical trial.  Contract manufacturing costs increased due to continuing product and process development initiatives as well as the production of ponatinib for use in these clinical trials.

The direct external expenses incurred in our preclinical program relate to manufacturing studies for our third product candidate, AP26113, for the nine-month period ended September 30, 2010, an increase of $147,000 from the corresponding period in 2009.

All other R&D expenses increased by $4.8 million in the nine-month period ended September 30, 2010 as compared to the corresponding period in 2009.  This increase is due to a decrease of $4.1 million in reimbursement from Merck for its share of our internal costs charged to Merck pursuant to the Collaboration Agreement.  This reimbursement provision ended effective May 4, 2010 with the execution of the License Agreement under which we now invoice Merck for our services and record such amounts as service revenue.

All other R&D expenses in the nine-month period ended September 30, 2010 also reflect an increase in personnel expenses of $660,000 related to salary increases and annual performance awards as well as an increased use of temporary help to meet peak needs, offset in part by a reduction in the number of employees following the execution of the License Agreement with Merck in May 2010, and an increase in reserves related to certain capitalized patents and licenses of $424,000.  These increases were offset in part by decreases in lab supplies, consulting services, utilities and miscellaneous other expenses.

General and Administrative Expenses

General and administrative expenses decreased by $167,000, or 1%, to $12.2 million in the nine-month period ended September 30, 2010, compared to $12.4 million in the corresponding period in 2009.  This decrease was due primarily to a decrease in professional services of $1.4 million, primarily due to a reduction in corporate and commercial development initiatives and legal fees related to patent litigation.    This decrease was partially offset by an increase in personnel expenses of $648,000 due to salary increases and annual performance awards, including the impact of higher stock-based compensation expense, increases in amortization expenses of $309,000, and a decrease of $216,000 in reimbursement from Merck for its share of our internal costs charged to Merck pursuant to the Collaboration Agreement.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $51,000 in the nine-month period ended September 30, 2010 from $98,000 in the corresponding period in 2009, as a result of a lower average balance of funds invested in 2010 and lower interest yields from our investments.

Interest expense decreased to $160,000 in the nine-month period ended September 30, 2010 from $225,000 in the corresponding period in 2009 as a result of lower interest rates on our debt in 2010 and lower average loan balances in 2010.

Revaluation of Warrant Liability

The fair value of our warrant liability at September 30, 2010 was $6.6 million higher than its fair value at December 31, 2009, due to the impact of the exercise of warrants to purchase 1,220,414 shares of our common stock in the second quarter of 2010 and the revaluation of our warrant liability at September 30, 2010.  The revaluation of our warrant liability resulted in a non-cash charge of $8.7 million for the nine-month period ended September 30, 2010 and was due primarily to increases in the market price of our common stock since December 31, 2009.  The revaluation of our warrant liability in 2009 resulted in a non-cash charge of $7.7 million for the nine-month period ended September 30, 2009.

Operating Results

We reported income from operations of $124.4 million in the nine-month period ended September 30, 2010 compared to a loss from operations of $54.2 million in the corresponding period in 2009, an increase of $178.6 million.  We also reported net income of $115.6 million in the nine-month period ended September 30, 2010, compared to a net loss of $62.0 million in the corresponding period in 2009, an increase in net income of $177.6 million.  The increase in income from operations and net income is primarily due to the recognition of approximately $174 million in license and collaboration revenue as a result of the accounting impact of the License Agreement entered into with Merck in May 2010, and a decrease in our share of the costs of development of ridaforolimus.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors, collaborations with pharmaceutical companies and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  Our current License Agreement with Merck for the development, manufacture and commercialization of ridaforolimus provides for additional funding in the form of potential milestone payments and, subject to regulatory approval, royalty payments on sales of ridaforolimus.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and nine months ended September 30, 2010 and 2009, our sources of funds were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2010		2009		2010	2009
Up-front payment from Merck, included in cash provided by operating activities	$	---	$	---	$50,000	$	---
Sales/issuances of common stock:
Upon exercise of warrants		---		---	2,624		---
In common stock offerings, net of issuance costs		---		35,551	---		58,370
Pursuant to stock option and purchase plans		238		165	524		399
		$238		$35,716	$53,148		$58,769

Our up-front payment of $50 million from Merck was received pursuant to the License Agreement entered into in May 2010.  This up-front payment is included in cash provided by operating activities in our consolidated statement of cash flows for the nine-month period ended September 30, 2010 but is presented separately in this analysis due to the non-recurring nature of this payment.

The amount of funding we seek to raise through sales of our common stock depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or, under certain circumstances, pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of our assets, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  In April 2010, warrants to purchase 1,220,414 shares of our common stock were exercised for proceeds of $2.6 million.  As of September 30, 2010, warrants to purchase 9,563,610 shares of our common stock remain outstanding.

On August 7, 2009, we sold 21,850,000 shares of our common stock in an underwritten public offering, including 2,850,000 shares of common stock upon exercise by the underwriters of their over-allotment option, at a purchase price of $1.75 per share.  Net proceeds of this offering, after underwriting discounts and commissions and direct expenses, were $35.6 million.

We have filed shelf registration statements with the SEC from time to time to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 11, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.

On October 29, 2010, we sold 16,000,000 shares of our common stock in an underwritten public offering at a public offering price of $3.70 per share for net proceeds of approximately $57.4 million.  We granted the underwriters a 30-day option to purchase up to 2,400,000 shares of our common stock to cover over-allotments, if any.  Following this offering, and assuming no exercise of the underwriters’ over-allotment option, we have approximately $65.8 million of securities available for issuance under the shelf registration statement.  If the underwriters exercise the over-allotment option in full, there will be approximately $56.9 million of securities remaining available under the shelf registration statement.

As a result of the additional funding provided by this public offering, together with the impact of the May 2010 Merck License Agreement, we have classified the long-term portion of our term debt as a long-term liability.  At December 31, 2009, the entire balance of our term debt was classified as a current liability.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and nine months ended September 30, 2010 and 2009, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009

Net cash (provided by) used in operating activities	$1,461	$17,105	$(18,779)	$36,018
Less up-front payment from Merck	---	---	50,000	---
Adjusted net cash used in operating activities	1,461	17,105	31,221	36,018
Repayment of long-term borrowings	525	350	1,400	1,050
Investment in intangible assets	121	156	517	1,144
Investment in property and equipment	552	144	980	2,095
	$2,659	$17,755	$34,118	$40,307

The net cash used in operating activities is comprised of our net income (losses), adjusted for non-cash expenses, changes in deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital requirements.  As noted above, we recorded a net loss for the three-month period ended September 30, 2010 of $20.4 million and net income for the nine-month period ended September 30, 2010 of $115.6 million.  Included in net income for the nine-month period ended September 30, 2010 was $111.5 million of license and collaboration revenue representing the recognition of previously deferred revenue under our Collaboration Agreement with Merck, which had no impact on cash flow during this period.  After taking into account such non-cash revenue as well as non-cash expenses, and after deducting the $50 million up-front payment from Merck pursuant to the License Agreement, our adjusted net cash used in operating activities decreased by $4.8 million in the nine-month period ended September 30, 2010 as compared to the comparable period of 2009, reflecting the impact of actions we had taken to conserve cash and capital as we balanced our spending with our available resources.  Our adjusted net cash used in operating activities for the three-months ended September 30, 2010 was $15.6 million lower than the comparable period in 2009 due primarily to the timing of receipt of reimbursement from Merck of costs for ridaforolimus we had incurred prior to execution of the License Agreement in May 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2010, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of September 30, 2010:

		Payments Due By Period
In thousands	Total	In 2010	2011 through 2013	2014 through 2015		After 2016

Long-term debt	$10,150	$525	$9,625	$	---	$	---

Lease agreements	4,411	1,061	3,350		---		---

Employment agreements	5,883	1,496	4,387		---		---

Other long-term obligations	5,181	375	3,398		1,408		---

Total fixed contractual obligations	$25,625	$3,457	$20,760		$1,408	$	---

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.70%, our average interest rate on our debt at September 30, 2010, over the remaining term of the debt, our interest expense would total approximately $43,000 for the remainder of 2010, and $218,000 in the period 2011 through 2013.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which extends to July 2012, with two consecutive five-year renewal options, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013.  Employment agreements represent base salary payments under agreements with officers that extend for terms ranging from one to four years.  Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

At September 30, 2010, we had cash and cash equivalents of $59.3 million and stockholders’ equity of $35.5 million.  Excluding the favorable impact of the $50 million up-front payment from Merck pursuant to the License Agreement entered into in May 2010 due to the non-recurring nature of this payment, we had adjusted cash used in operating activities for the nine-month period ended September 30, 2010 of $31.2 million.  On October 29, 2010, we sold 16,000,000 shares of our common stock in an underwritten public offering for net proceeds of $57.4 million.  We believe that our cash and cash equivalents at September 30, 2010, together with the net proceeds from this public offering, will be sufficient to fund our operations into the second half of 2012.

We expect that this funding will enable us to complete patient enrollment in the pivotal Phase 2 PACE trial of oral ponatinib, to obtain at least six months of follow-up response data from this trial, to complete analysis of the trial, and to prepare filings for marketing authorization of ponatinib.  Depending on the results of the PACE trial, we anticipate filing a new drug application for ponatinib in the second half of 2012.  These projections exclude the effect of any payments we may receive related to a potential collaboration agreement on ponatinib, any regulatory or sales milestone payments or royalty payments from Merck related to ridaforolimus, and any proceeds from the exercise of outstanding warrants.  In the event that we believe additional funding from these or other sources is probable, we may adjust our spending levels.

We do not yet have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities.  We expect to continue to incur significant operating expenses through at least 2012 as we advance our other product development programs through clinical trials and non-clinical studies.  There are numerous factors that are likely to affect the level of spending on our research and development programs including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib, the extent of other development activities for ponatinib, including product and process development, the progress of our preclinical and discovery research programs, the timing and amount of any future milestone and royalty payments related to ridaforolimus from Merck, the potential proceeds from the exercise of outstanding warrants to purchase our common stock, and the impact of our business development activities.

As noted previously, our License Agreement with Merck provides potential funding in the form of up to $514 million in regulatory and sales milestone payments, including potential near-term milestone payments related to the Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas.  If the results of the Phase 3 SUCCEED trial meet the pre-defined endpoints, we will be eligible to receive up to $65 million in milestone payments from Merck (consisting of $25 million for acceptance of a new drug application by the FDA, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan) which could occur in 2011 or 2012.  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of ridaforolimus.

In addition to potential funding from Merck, we are also pursuing partnering opportunities with our other product candidates, ponatinib and AP26113, and other licensing opportunities with our technologies.  Such transactions could generate up-front and milestone payments as well as funding of on-going development costs.  Regarding ponatinib, we are focusing our partnering strategy on a regional collaboration in select markets outside of the United States.  We believe that such an approach will allow us to retain substantial potential commercial value of ponatinib for CML and other cancers.  There is no guarantee, however, that we will be successful in entering into any such partnership arrangements on commercially reasonable terms, if at all, or that we will receive any revenue through these partnership efforts in the future.

We may also seek to raise funds by issuing common stock or other securities in one or more private placements or public offerings, as market conditions permit, or through the issuance of debt.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  We currently have warrants outstanding to purchase 9,563,610 shares of our common stock from our registered direct offering of common stock in February 2009.  These warrants have an exercise price of $2.15 per share, which if exercised would provide $20.6 million in net proceeds to the Company.  These warrants expire in February 2012.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our investments are sensitive to interest rate risk.  However, because our available funds at September 30, 2010, are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material.

At September 30, 2010, we have recorded as a liability the fair value of warrants to purchase 9,563,610 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability was determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price or volatility of our common stock on which the September 30, 2010 valuation was based, the value would have increased by up to $3.3 million or $494,000, respectively.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At September 30, 2010, we had $10.2 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (17 basis points at September 30, 2010), we would incur approximately $15,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than as updated in our Form 10-Q for the period ended June 30, 2010.

ITEM 6.    EXHIBITS

31.1  Certification of the Chief Executive Officer.

31.2  Certification of the Chief Financial Officer.

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: November 9, 2010		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________