Form 10-Q
period 2011-03-31
ARIAD PHARMACEUTICALS INC
filed 2011-05-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 131,993,940.

ARIAD PHARMACEUTICALS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,356	$103,630
Amounts due under license or collaboration agreements	48	407
Other current assets	2,088	1,135

Total current assets	100,492	105,172

Restricted cash	749	749

Property and equipment, net	6,693	7,037

Intangible and other assets, net	7,098	7,072

Total assets	$115,032	$120,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,059	$3,122
Current portion of long-term debt and capital lease obligations	1,456	1,466
Accrued compensation and benefits	807	1,127
Accrued product development expenses	7,055	8,189
Other accrued expenses	2,151	1,664
Current portion of deferred executive compensation	840	693
Other current liabilities	136	136

Total current liabilities	15,504	16,397

Long-term debt and capital lease obligations	12,305	8,294
Deferred executive compensation	2,351	2,118
Other long-term liabilities	296	330
Warrant liability	32,524	28,815

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2011 and 2010; issued and outstanding, 131,453,118 shares in 2011 and 126,942,431 shares in 2010	131	127
Additional paid-in capital	523,230	497,309
Accumulated deficit	(471,309)	(433,360)

Total stockholders’ equity	52,052	64,076

Total liabilities and stockholders’ equity	$115,032	$120,030

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2011		2010

License and collaboration revenue	$	---	$2,154
Service revenue		56	---
Total revenue		56	2,154

Operating expenses:
Research and development		14,574	14,835
General and administrative		4,854	4,574

Total operating expenses		19,428	19,409

Loss from operations		(19,372)	(17,255)

Other income (expense):
Interest income		55	8
Interest expense		(60)	(71)
Revaluation of warrant liability		(18,572)	(6,080)

Other income (expense), net		(18,577)	(6,143)

Net loss		$(37,949)	$(23,398)

Net loss per share – basic and diluted		$(0.29)	$(0.21)

Weighted-average number of shares of common stock outstanding – basic and diluted		128,998	109,016

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2011	2010
Cash flows from operating activities:
Net loss	$(37,949)	$(23,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	946	1,338
Stock-based compensation	2,404	1,534
Deferred executive compensation expense	380	401
Revaluation of warrant liability	18,572	6,080
Increase (decrease) from:
Inventory and other current assets	(953)	(329)
Amounts due under collaboration agreement	359	(1,049)
Other assets	2	(3)
Accounts payable	(63)	943
Accrued compensation and benefits	(319)	364
Accrued product development expenses	(1,134)	2,657
Other accrued expenses	486	(419)
Other current liabilities	---	18
Deferred revenue	---	(2,154)
Deferred executive compensation paid	---	(310)
Net cash used in operating activities	(17,269)	(14,327)
Cash flows from investing activities:
Investment in property and equipment	(423)	(74)
Investment in intangible assets	(241)	(268)
Net cash used in investing activities	(664)	(342)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,375	---
Repayment of long-term borrowings	(350)	(350)
Principal payments under capital lease obligation	(24)	(29)
Proceeds from issuance of common stock pursuant to warrants	7,580	---
Payment of tax withholding obligations related to stock compensation	(324)	---
Proceeds from issuance of common stock pursuant to stock option and purchase plans	1,402	128
Net cash provided by (used in) financing activities	12,659	(251)
Net decrease in cash and cash equivalents	(5,274)	(14,920)
Cash and cash equivalents, beginning of period	103,630	40,362
Cash and cash equivalents, end of period	$98,356	$25,442

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008.

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

The License Agreement (May 2010 to present)

Under the terms of the License Agreement, the Company granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs incurred after January 1, 2010.  The License Agreement provides that Merck will develop ridaforolimus in multiple oncology indications.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay the Company tiered double-digit royalties on global net sales.  The Company had an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, the Company would be compensated by Merck for its sales efforts.  In the first quarter of 2011, the Company elected to exercise its option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement to be negotiated by the Company and Merck.

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

Under the License Agreement, Merck pays the Company for its transition services from May 4, 2010 until completion of the transition and for any services the Company may provide subsequent to completion of the transition.  The Company recognizes these payments as service revenue as the services are delivered.  For the three months ended March 31, 2011, the Company has recorded approximately $56,000 of service revenue related to such services.  The cost of such services is reflected in operating expenses in the period in which they are incurred.

Merck is required to reimburse the Company for the cost of any services related to ridaforolimus being provided to the Company by outside service providers from May 4, 2010 until completion.  Based on the nature of the arrangement with Merck for management of such services and reimbursement of their costs, reimbursement received from Merck for the cost of such services is reflected as an offset to the related cost and presented on a net basis in operating expenses.  As noted above, the payment for all internal services provided to Merck is presented on a gross basis as service revenue.

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2011 and December 31, 2010:

In thousands	March 31, 2011	December 31, 2010
Leasehold improvements	$22,128	$22,090
Equipment and furniture	16,059	15,675
	38,187	37,765
Less accumulated depreciation and amortization	(31,494)	(30,728)
	$6,693	$7,037

Depreciation and amortization expense for the three-month periods ended March 31, 2011 and 2010 amounted to $766,000 and $805,000, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at March 31, 2011 and December 31, 2010:

In thousands	March 31, 2011	December 31, 2010
Equipment and furniture	$420	$420
Less accumulated depreciation and amortization	(193)	(172)
	$227	$248

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2011 and December 31, 2010:

In thousands	March 31, 2011	December 31, 2010
Capitalized patent and license costs	$6,654	$6,465
Purchased technology	5,901	5,901
	12,555	12,366
Less accumulated amortization	(5,494)	(5,332)
	7,061	7,034
Other assets	37	38
	$7,098	$7,072

Amortization expense for intangible assets amounted to $214,000 and $570,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  The weighted average amortization period for intangible assets was 14.8 years in 2011 and 15.2 years in 2010.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at March 31, 2011 and December 31, 2010:

In thousands	March 31, 2011	December 31, 2010
Bank term loan	$13,650	$9,625
Capital lease obligations	111	135
	13,761	9,760
Less current portion	(1,456)	(1,466)
	$12,305	$8,294

In January 2011, the Company amended the existing term loan with the bank.  The amendment increased the outstanding balance of the loan from $9.6 million at December 31, 2010 to $14.0 million, extended the maturity date from March 31, 2013 to December 31, 2015, and re-set the quarterly repayment provisions with payments increasing from 2.5% of the principal amount in the first quarter, commencing on March 31, 2011, to 8.75% of the principal amount in the final quarter, together with interest, throughout the term of the loan.  The current portion of the long-term debt at December 31, 2010 reflects the scheduled principal payments in 2011, giving effect to the January 2011 amendment.

The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest on the loan was 1.51% at March 31, 2011.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6% to 7.2% and are secured by the underlying leased assets.

The future principal payments due under these financing obligations, absent any future debt covenant violations that would require early repayment of the loan, were as follows at March 31, 2011:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2011	$1,050	$42
2012	1,400	54
2013	2,100	15
2014	4,200	---
2015	4,900	---
	13,650	111
Less current portion	(1,400)	(56)

Long-term portion	$12,250	$55

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period.  No awards were made in the first quarter of 2011.  The value of awards granted in March 2010 was $1,709,000.  The net expense for this plan was $380,000 and $401,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

7.	Stockholders’ Equity and Warrants

Authorized Common Stock

At March 31, 2011, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012.  On April 30, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million.  In the first quarter of 2011, a total of 3,525,777 warrants were exercised by the holders for proceeds to the Company of approximately $7.6 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings.  The sum of the fair value of the exercised warrants and the proceeds received was credited to additional paid-in-capital and totaled $22.4 million in the first quarter of 2011.  At March 31, 2011, there were 6,037,833 warrants outstanding.

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

On October 29, 2010, the Company sold 16,000,000 shares of its common stock in an underwritten public offering at a purchase price of $3.70 per share.  Net proceeds of this offering, after underwriting discounts and commissions and expenses, were $57.5 million.

On January 11, 2010, the Company filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  Following the October 29, 2010 stock offering, the Company has $65.8 million of securities remaining available under its shelf registration.

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the three-month period ended March 31, 2011 were as follows:

			Additional
	Common Stock		Paid-in	Accumulated
$ in thousands	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	126,942,431	$127	$497,309	$(433,360)	$64,076
Issuance of common stock pursuant to warrant exercises	3,525,777	3	22,440		22,443
Issuance of common stock pursuant to ARIAD stock plans	984,910	1	1,077		1,078
Stock-based compensation			2,404		2,404
Net loss				(37,949)	(37,949)

Balance, March 31, 2011	131,453,118	$131	$523,230	$(471,309)	$52,052

8.	Fair Value of Financial Instruments

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements may be classified based on the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities using the following three levels:

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

The following table presents information about the Company’s assets and liabilities as of March 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2011
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,038	$	---		$17,038	$	---

Liabilities:
Warrant liability	$32,524	$	---	$	---		$32,524

	December 31, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,041	$	---		$17,041	$	---

Liabilities:
Warrant liability	$28,815	$	---	$	---		$28,815

The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  The fair value of the warrants on December 31, 2010 was determined to be $28.8 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $5.10 on that date, (ii) a risk-free rate of 0.34%, (iii) an expected term of 1.2 years, (iv) no dividend yield, and (v) a volatility of 54%.  As of March 31, 2011, the fair value of the warrants was determined to be $32.5 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $7.52 on that date, (ii) a risk-free rate of 0.28%, (iii) an expected term of 0.9 years, (iv) no dividend yield and (v) a volatility of 59.9%.  The increase in the fair value of the warrants was primarily due to the increase in the price of the Company’s common stock from December 31, 2010 to March 31, 2011 and was recognized in other income (expense) in the consolidated statements of operations.  The changes in the fair value of the warrant liability for the three-month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Balance at beginning of period	$28,815	$11,363
Exercise of warrants	(14,863)	---
Revaluation of warrant liability	18,572	6,080
Balance at end of period	$32,524	$17,443

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $13.7 million at March 31, 2011 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

9.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2011 and 2010, as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Compensation cost from:
Stock options	$889	$476
Stock and stock units	1,461	1,008
Purchases of common stock at a discount	54	50
	$2,404	$1,534

	Three Months Ended March 31,
In thousands	2011	2010
Compensation cost included in:
Research and development expenses	$1,158	$497
General and administrative expenses	1,246	1,037
	$2,404	$1,534

10.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period.  Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.  For the three-month periods ended March 31, 2011 and 2010, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
In thousands	2011	2010

Outstanding stock options	6,884	7,778
Outstanding restricted stock and restricted stock units	2,394	3,079
Warrants to purchase common stock	6,038	10,784
	15,316	21,641

11.	Recently Adopted or Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method, which provides guidance on determining whether a milestone is substantive including the criteria that must be met for a milestone to be considered a substantive milestone and the recognition of consideration received upon achievement of a substantive milestone.  ASU No. 2010-17 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  The Company adopted this ASU on January 1, 2011 with no material impact on its financial statements.

In September 2009, the FASB issued authoritative guidance that modifies the accounting for multiple element revenue arrangements.  This guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable.  It also changes the level of evidence of stand-alone selling prices required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available.  This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively.  The Company adopted this guidance on January 1, 2011 and although the adoption did not materially impact its financial condition, results of operations, or cash flow, this guidance may impact the Company’s determination of the separation of deliverables for future arrangements.

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

Our second product candidate, ponatinib, previously known as AP24534, is an investigational pan BCR-ABL inhibitor that we believe has broad potential applications in various hematological cancers and solid tumors.  In the third quarter of 2010, we initiated patient enrollment in a pivotal Phase 2 clinical trial of ponatinib in patients with resistant or intolerant chronic myeloid leukemia, or CML, or Philadelphia positive acute lymphoblastic leukemia, or Ph+ALL.  This trial, named PACE (Ponatinib Ph+ ALL and CML Evaluation), is designed to provide definitive clinical data for regulatory approval of ponatinib in this setting.  The trial is designed to enroll 320 patients at approximately 60 centers in North America, Europe, Australia and Asia.  The primary endpoints are major cytogenetic response rate for chronic phase patients and major hematologic response rate for accelerated or blast phase CML patients and Ph+ALL patients.  Secondary endpoints include major molecular response rate, duration of response, progression-free survival and overall survival.  Patient enrollment in this clinical trial is progressing, and we expect full patient enrollment, including over-enrollment in some patient cohorts, to occur in the third quarter of 2011.

In the first quarter of 2011, we entered into an agreement with MolecularMD Corporation, or MolecularMD, pursuant to which MolecularMD has agreed to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene in patients with CML and Ph+ ALL.  MolecularMD has agreed to further optimize its currently available sequencing test and will file a Premarket Approval Application, or PMA, with the FDA to support commercialization of the diagnostic test.  Under the terms of the agreement, we will reimburse MolecularMD for predefined expenses for the development of the diagnostic test.  We will also pay MolecularMD for achievement of key development and regulatory activities.

Our third product candidate is AP26113, an investigational anaplastic lymphoma kinase, or ALK, inhibitor.  We are conducting preclinical testing and other studies required for an investigational new drug application, or IND, and anticipate submitting an IND in the middle of 2011 and beginning a biomarker-based clinical trial shortly thereafter.

In addition to our lead development programs, we have a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

In April 2011, we announced the execution of three exclusive out-licenses for separate aspects of our ARGENT cell-signaling regulation technology:

●
We entered into an amended and restated license agreement with Bellicum Pharmaceuticals, Inc., or Bellicum, that provides Bellicum with an exclusive license to develop and commercialize cancer vaccine and cell-therapy product candidates utilizing the ARGENT technology for treatment of prostate cancer and the complications of cell transplantation, such as graft-vs.-host disease, in addition to certain cancer immunotherapies.  We have an equity ownership position in Bellicum and are eligible to receive milestone payments on regulatory and clinical progress and royalties on future product sales.  Bellicum is responsible for all manufacturing, regulatory and clinical activities and will hold the investigational new drug applications for these programs.

●
We entered into an agreement with ReGenX Biosciences, LLC, or ReGenX, that provides ReGenX with an exclusive license to applications of our ARGENT technology for regulated gene therapy.  ReGenX initially plans to utilize the ARGENT technology to develop products for specific ocular diseases, metabolic disorders and infectious diseases.  We have an equity ownership position in ReGenX and are eligible to receive clinical and regulatory milestone payments and royalties on products developed and commercialized utilizing the ARGENT technology, as well as a portion of any sub-licensing revenues.

●
We entered into an agreement with Clontech Laboratories, Inc., a wholly-owned subsidiary of Takara Bio Inc., that provides Clontech with an exclusive license to our ARGENT technology for use in the research market.  Clontech will assume full responsibility for supplying the ARGENT technology worldwide for research applications and will expand our current Regulation Kit program to make the technology more broadly available to scientists for in vitro and in vivo use.  Under the terms of the agreement, Clontech paid us an up-front payment and will pay us for supply of dimerizer reagents for Clontech’s further sale.  We will also receive milestone payments based on Clontech achieving pre-defined annual sales levels and royalties on net sales of all products incorporating the ARGENT technology, as well as a portion of any sub-licensing revenues.

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

In May 2010, we entered into an Amended and Restated Collaboration and Exclusive License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement and related supply agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay us tiered double-digit royalties on global net sales.  The License Agreement provided us with an option to co-promote ridaforolimus for all indications in the United States and, in such case, we would be compensated by Merck for our sales efforts.  We have elected to exercise our option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement to be negotiated by us and Merck.

Under the License Agreement, Merck paid us an initial up-front fee of $50 million in the second quarter of 2010 and has agreed to pay us up to $514 million in potential regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with potential regulatory filings and approvals for the sarcoma indication, for which we announced positive Phase 3 results in January 2011 and for which Merck has indicated its intention to file for marketing approval in 2011, up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million based on achievement of certain sales thresholds.

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

For the three months ended March 31, 2011, we reported no license and collaboration revenue.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Effective January 1, 2011, the Company adopted the accounting for multiple element guidance included in ASU 2009-13.  The adoption had no impact on our consolidated financial statements.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and based on the selling price of the deliverables.  When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

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

Intangible Assets

At March 31, 2011, we reported $7.1 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and expected cash flows.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to reserve or write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites.  These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet.  At March 31, 2011, we reported accrued product development expenses of $7.1 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have obtained through reports, correspondence and discussions with our vendors.  Our estimates of accrued expenses based on such information require judgment.  Actual costs may vary from such estimates.  When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants outstanding at March 31, 2011 to purchase 6,037,833 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  At March 31, 2011, we reported a warrant liability of $32.5 million on our balance sheet.  These warrants expire in February 2012.

In the three-month period ended March 31, 2011, a total of 3,525,777 warrants were exercised for proceeds to us of approximately $7.6 million.  Upon exercise of the warrants, the warrant liability is reduced by the portion of the warrant liability applicable to the exercised warrants, and stockholders’ equity is increased by this same amount plus the proceeds from the exercise.

The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants reflected on our balance sheet and, therefore, our statement of operations.  The primary factor in the Black-Scholes model that impacts the fair value of the warrants is the market value of our common stock on the date of the valuation.  If the market value of our common stock on March 31, 2011 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by $4.5 million with such difference reflected in our statement of operations.

Results of Operations

For the three months ended March 31, 2011 and 2010

Revenue

We recorded total revenue of $56,000 in the three-month period ended March 31, 2011, compared to $2.2 million in the corresponding period in 2010.  Total revenue in 2010 consisted entirely of license and collaboration revenue representing primarily revenue from the amortization of up-front and milestone payments from Merck pursuant to the Collaboration Agreement.  Total revenue in 2011 consisted entirely of service revenue of $56,000, reflecting services provided to Merck pursuant to the License Agreement.  We expect that our quarterly service revenue will decrease over the remainder of 2011 as we continue to decrease the level of services performed at the request of Merck.

We currently expect to receive additional funds in 2011 under our License Agreement with Merck.  The License Agreement provides for potential milestone payments to us of up to $65 million associated with regulatory filings and approvals of ridaforolimus for the sarcoma indication, including $25 million for acceptance of a new drug application by the FDA.  Merck has indicated its intention to file for approval of ridaforolimus in patients with metastatic sarcomas in 2011.  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of ridaforolimus.  We have also exercised our option to co-promote ridaforolimus with Merck in the United States, subject to the terms of a co-promotion agreement to be negotiated by the parties, pursuant to which Merck will compensate us for our sales efforts.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $261,000, or 2%, to $14.6 million in the three-month period ended March 31, 2011, compared to $14.8 million in the corresponding period in 2010, as described in further detail below.

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

Our R&D expenses for the three-month period ended March 31, 2011, as compared to the corresponding period in 2010, were as follows:

	Three months ended March 31,		Increase/
In thousands	2011	2010	(decrease)
Direct external expenses:
Clinical programs	$3,994	$7,754	$(3,760)
Preclinical programs	1,113	1	1,112
All other R&D expenses	9,467	7,080	2,387
	$14,574	$14,835	$(261)

In 2010, our clinical programs consisted of our lead product candidate, ridaforolimus, and our second product candidate, ponatinib.  In 2011, our clinical programs consisted of ponatinib only, as we transferred responsibility for development of ridaforolimus to Merck pursuant to the License Agreement entered into in May 2010.

Direct external expenses for ridaforolimus in the three-month period ended March 31, 2010 amounted to $6.2 million reflecting our share of the costs of global development of this product candidate with Merck.  Pursuant to the License Agreement entered into in May 2010, Merck now funds 100 percent of the cost of ridaforolimus.  As a result, we incurred no expenses for the continued development of ridaforolimus in the three-month period ended March 31, 2011.

Direct external expenses for our second clinical program, ponatinib, were $4.0 million in the three-month period ended March 31, 2011, an increase of $2.4 million as compared to the corresponding period in 2010.  The increase is due primarily to an increase in clinical trial costs of $1.4 million and supporting non-clinical costs of $963,000.  Clinical trials costs increased due to continued enrollment and treatment of patients in our Phase 1 clinical trial as well as our Phase 2 PACE clinical trial.  We expect that our direct external expenses for ponatinib will increase over the remaining quarters of 2011 as we enroll additional patients in our Phase 2 clinical trial and continue to treat patients in both our ongoing Phase 1 and Phase 2 clinical trials.

The direct external expenses of $1.1 million incurred in our preclinical program for the three-month period ended March 31, 2011, relate to manufacturing and other IND-enabling studies for our third product candidate, AP26113, an increase of $1.1 million from the corresponding period in 2010.  We expect that our direct external expenses for AP26113 over the remaining quarters of 2011 will remain at approximately the current level as we complete IND-enabling studies and expect to initiate a clinical trial for this product candidate.

All other R&D expenses increased by $2.4 million in the three-month period ended March 31, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to a decrease of $2.6 million in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010 and an increase in stock-based compensation expense due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards.  This was offset in part by a decrease in intellectual property costs as our costs in 2010 included increases in reserves for certain capitalized patent costs, and a decrease in personnel costs as a result of reductions in our workforce as a consequence of the transition of responsibilities for development of ridaforolimus to Merck.  We expect that all other R&D expenses will increase over the remaining quarters of 2011 to support the expanding development of ponatinib and AP26113 as well as our ongoing discovery research efforts.

The successful development of our product candidates is uncertain and subject to a number of risks.  We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.  Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development.  Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process.  Other risks associated with our product development programs are described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K as updated from time to time in our other periodic and current reports filed with the SEC.  Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $280,000, or 6%, to $4.9 million in the three-month period ended March 31, 2011, compared to $4.6 million in the corresponding period in 2010.  The increase was primarily due to an increase in stock-based compensation expense for our personnel and our board of directors ($209,000) resulting from the impact of the significant increase in the market value of our common stock on the value of stock-based compensation awards and a decrease in reimbursement from Merck for costs incurred pursuant to the Collaboration Agreement ($338,000), offset in part by a decrease in professional services of $364,000 primarily due to a reduction in corporate and commercial development initiatives.  We expect that general and administrative expenses will increase over the remaining quarters of 2011 to support our ongoing research and development activities and prepare for potential commercial launch of ridaforolimus pursuant to our co-promotion responsibilities with Merck.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $55,000 in the three-month period ended March 31, 2011 from $8,000 in the corresponding period in 2010, as a result of a higher average balance of funds invested in 2011.

Interest expense decreased to $60,000 in the three-month period ended March 31, 2011 from $71,000 in the corresponding period in 2010 as a result of lower interest rates on outstanding borrowings, offset in part by higher average borrowings.

Revaluation of Warrant Liability

The fair value of our warrant liability at March 31, 2011 was $3.7 million higher than its fair value at December 31, 2010, due to the net impact of the exercise of warrants to purchase 3,525,777 shares of our common stock in the first quarter of 2011 and the revaluation of our warrant liability at March 31, 2011.  The revaluation of our warrant liability resulted in a non-cash charge of $18.6 million for the three-month period ended March 31, 2011 that was due primarily to the increase in the market price of our common stock since December 31, 2010.  The revaluation of our warrant liability in the corresponding period in 2010 resulted in a non-cash charge of $6.1 million.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods.  Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows unless the conditions that require cash settlement are met.  These conditions include a change in control and the price of our common stock at less than the $2.15 warrant exercise price.  These warrants expire in February 2012.

Operating Results

We reported a loss from operations of $19.4 million in the three-month period ended March 31, 2011 compared to a loss from operations of $17.3 million in the corresponding period in 2010, an increase of $2.1 million, or 12%.  We also reported a net loss of $37.9 million in the three-month period ended March 31, 2011, compared to a net loss of $23.4 million in the corresponding period in 2010, an increase in net loss of $14.5 million or 62%, and a net loss per share of $0.29 and $0.21, respectively.  The increase in net loss is largely due to the revaluation of our warrant liability described above.  Our results of operations for the remaining quarters of 2011 will vary from those of the quarter ended March 31, 2011 and actual losses will depend on a number of factors, including the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

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

Sources of Funds

For the three months ended March 31, 2011 and 2010, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Sales/issuances of common stock:
Pursuant to warrant exercises	$7,580	$	---
Pursuant to stock option and purchase plans	1,402		128
Proceeds from long-term borrowings	4,375		---
	$13,357		$128

The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of our assets, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012.  On April 30, 2010, 1,220,414 warrants were exercised for proceeds to us of $2.6 million.  In the three-month period ended March 31, 2011, 3,525,777 warrants were exercised for proceeds to us of approximately $7.6 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings upon exercise.  The sum of the fair value of the exercised warrants and the proceeds received was credited to additional paid-in-capital and totaled $22.4 million.  At March 31, 2011, there were 6,037,833 warrants outstanding.

We have filed shelf registration statements with the SEC, from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 11, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  We currently have approximately $65.8 million of securities remaining available for issuance under the shelf registration statement.

In January 2011, we amended our existing term loan with a bank.  The amendment increased the outstanding balance of the loan from $9.6 million at December 31, 2010 to $14.0 million, extended the maturity date from March 31, 2013 to December 31, 2015, and re-set the quarterly repayment provisions, with payments increasing from 2.5% of the principal amount in the first quarter, commencing on March 31, 2011, to 8.75% of the principal amount in the final quarter, together with interest, throughout the term of the loan.  All other provisions of our existing loan remain in full force and effect.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months ended March 31, 2011 and 2010, our uses of cash were as follows:

	Three Months Ended March 31,
In thousands	2011	2010

Net cash used in operating activities	$17,269	$14,327
Repayment of borrowings	350	350
Investment in intangible assets	241	268
Investment in property and equipment	423	74
Payment of tax withholding obligations related to stock compensation	324	---
	$18,607	$15,019

The net cash used in operating activities reflects the cash used to fund our net losses, adjusted for non-cash expenses, deferred revenue, including deferrals of the up-front and milestone payments received from Merck, and working capital requirements.  As noted above, our net loss for the three-month period ended March 31, 2011 increased by $14.6 million, as compared to the corresponding period in 2010, due primarily to the revaluation of our warrant liability.  Our net cash used in operating activities increased by $2.9 million in the three-month period ended March 31, 2011 as compared to the corresponding period in 2010 reflecting the increase in net loss and the offsetting increase of $12.5 million in the non-cash charge related to the revaluation of the warrant liability in 2011.  The cash used reflects overall increases in operating expenses and changes in working capital.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2011, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of March 31, 2011:

		Payments Due By Period
In thousands	Total	In 2011	2012 through 2014	2015 through 2016	After 2017

Long-term debt	$13,650	$1,050	$7,700	$4,900	$	---

Operating leases	2,818	1,564	1,254	---		---

Employment agreements	7,945	5,799	2,146	---		---

Other long-term obligations	4,961	744	4,217	---		---

Total fixed contractual obligations	$29,374	$9,157	$15,317	$4,900	$	---

Long-term debt consists of scheduled principal payments on such debt under the terms of the amendment to our loan agreement entered into in January 2011, which amendment also increased the loan balance by $4.4 million to $14 million.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.51%, our average interest rate on our debt at March 31, 2011, over the remaining term of the debt, our interest expense would total approximately $152,000 for the remainder of 2011, and $502,000 in the period 2012 through 2015.

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

Liquidity

At March 31, 2011, we had cash and cash equivalents totaling $98.4 million and working capital of $85.0 million, compared to cash and cash equivalents totaling $103.6 million and working capital of $88.8 million at December 31, 2010.  For the three-month period ended March 31, 2011, we reported a net loss of $37.9 million and cash used in operating activities of $17.3 million.  Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations to the fourth quarter of 2012.  This estimate assumes receipt in 2011 of a $25 million milestone payment from Merck for the acceptance by the FDA of a new drug application for ridaforolimus in patients with metastatic sarcomas, and receipt in 2012 of another $25 million milestone payment from Merck for marketing approval of ridaforolimus in the United States.  This estimate also assumes the exercise of our outstanding warrants, which expire in February 2012, for proceeds to us of $13.0 million.

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

As noted previously, our License Agreement with Merck provides potential funding in the form of up to $514 million in regulatory and sales milestone payments, including potential near-term milestone payments related to the Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas.  In January 2011, we announced top-line data from this clinical trial showing that ridaforolimus met the primary endpoint of improved progression-free survival compared to placebo.  Merck currently plans to file for marketing approval of ridaforolimus in the United States and Europe in 2011, subject to final collection and analysis of all available data from the trial.  We will be eligible to receive up to $65 million in milestone payments from Merck related to the sarcoma indication (consisting of $25 million for acceptance of a new drug application by the FDA which we expect to receive in 2011, $25 million for marketing approval in the United States, $10 million for marketing approval in Europe, and $5 million for marketing approval in Japan).  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of ridaforolimus.  We have also exercised our option to co-promote ridaforolimus with Merck in the United States, subject to the terms of a co-promotion agreement to be negotiated by the parties, pursuant to which Merck will reimburse us for our sales efforts.

In addition to potential funding from Merck, we are also pursuing partnering opportunities with our second product candidate, ponatinib, which could generate up-front and milestone payments as well as funding of on-going development costs.  We are focusing our partnering strategy for ponatinib on a regional collaboration in select markets outside of the United States.  We believe that such an approach will allow us to retain substantial potential commercial value of ponatinib for use in cancers.  There is no guarantee, however, that we will be successful in entering into any such partnership arrangements on commercially reasonable terms, if at all, or that we will receive any revenue through these partnership efforts in the future.  If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

We may also seek to raise funds by issuing common stock or other securities in one or more private placements or public offerings, as market conditions permit, or through the issuance of debt.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  At March 31, 2011, we had warrants outstanding to purchase 6,037,833 shares of our common stock from our registered direct offering of common stock in February 2009, which, if exercised, would provide $13.0 million in net proceeds to the Company.  These warrants have an exercise price of $2.15 per share and expire in February 2012.  In the three-month period ended March 31, 2011, a total of 3,525,777 warrants were exercised by the holders for proceeds to us of approximately $7.6 million.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacture and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our or our partners’ development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any of our partners’ product candidates, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk.  However, because our available funds at March 31, 2011, are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material.

We record as a liability the fair value of outstanding warrants to purchase 6,037,833 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability is determined using the Black-Scholes option valuation model.  The primary factor in the Black-Scholes model that impacts the fair value of the warrants is the market value of our common stock on the date of the valuation.  If the market value of our common stock on March 31, 2011 were 10% higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by $4.5 million with such difference reflected in our statement of operations.

At March 31, 2011, we had $13.7 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (15 basis points at March 31, 2011), we would incur approximately $20,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.    EXHIBITS

10.1
Amendment No. 6 to Credit Agreement, dated as of January 6, 2011, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association (filed as Exhibit 10.2.7 to the Registrant’s Current Report on Form 8-K [File No. 000-21696] filed with the Securities and Exchange Commission on January 12, 2011 and incorporated herein by reference).

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: May 10, 2011		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1
Amendment No. 6 to Credit Agreement, dated as of January 6, 2011, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association (filed as Exhibit 10.2.7 to the Registrant’s Current Report on Form 8-K [File No. 000-21696] filed with the Securities and Exchange Commission on January 12, 2011 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.