Form 10-Q
period 2011-06-30
ARIAD PHARMACEUTICALS INC
filed 2011-08-09
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes |  |  No |X|

The number of shares of the registrant’s common stock outstanding as of July 29, 2011 was 132,547,176.

ARIAD PHARMACEUTICALS, INC.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                 UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,849	$103,630
Amounts due under license agreements	17	407
Other current assets	1,888	1,135

Total current assets	82,754	105,172

Restricted cash	749	749

Property and equipment, net	6,465	7,037

Intangible and other assets, net	6,879	7,072

Total assets	$96,847	$120,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,457	$1,466
Accounts payable	3,790	3,122
Accrued compensation and benefits	1,078	1,127
Accrued product development expenses	8,017	8,189
Other accrued expenses	2,594	1,664
Current portion of deferred revenue	230	---
Current portion of deferred executive compensation	1,010	693
Other current liabilities	136	136

Total current liabilities	18,312	16,397

Long-term debt and capital lease obligations	11,940	8,294
Deferred revenue	884	---
Deferred executive compensation	2,060	2,118
Other long-term liabilities	262	330
Warrant liability	55,427	28,815

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2011 and 2010; issued and
outstanding, 132,376,893 shares in 2011 and 126,942,431 shares in 2010	132	127
Additional paid-in capital	526,901	497,309
Accumulated deficit	(519,071)	(433,360)

Total stockholders’ equity	7,962	64,076

Total liabilities and stockholders’ equity	$96,847	$120,030

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2011	2010	2011	2010

License and collaboration revenue	$39	$172,256	$39	$174,410
Service revenue	27	2,793	83	2,793

Total revenue	66	175,049	122	177,203

Operating expenses:
Research and development	18,754	13,814	33,329	28,649
General and administrative	6,152	4,001	11,005	8,575

Total operating expenses	24,906	17,815	44,334	37,224

Income (loss) from operations	(24,840)	157,234	(44,212)	139,979

Other income (expense):
Interest income	44	14	99	22
Interest expense	(63)	(38)	(123)	(109)
Revaluation of warrant liability	(22,903)	2,138	(41,475)	(3,942)

Other income (expense), net	(22,922)	2,114	(41,499)	(4,029)

Net income (loss)	$(47,762)	$159,348	$(85,711)	$135,950

Net income (loss) per share – basic	$(0.36)	$1.44	$(0.66)	$1.24
– diluted	$(0.36)	$1.35	$(0.66)	$1.22

Weighted-average number of shares of common
stock outstanding – basic	132,021	110,290	130,518	109,657
– diluted	132,021	116,079	130,518	114,373

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In thousands	2011	2010
Cash flows from operating activities:
Net income (loss)	$(85,711)	$135,950
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,093	2,962
Stock-based compensation	4,321	2,784
Deferred executive compensation expense	1,034	639
Revaluation of warrant liability	41,475	3,942
Increase (decrease) from:
Other current assets	(753)	393
Amounts due under license agreements	390	(14,551)
Other assets	(6)	5
Accounts payable	668	2,713
Accrued compensation and benefits	(49)	(36)
Accrued product development expenses	(172)	(2,030)
Other accrued expenses	930	(644)
Other current liabilities	---	(16)
Deferred revenue	1,114	(111,561)
Deferred executive compensation paid	(775)	(310)
Net cash provided by (used in) operating activities	(35,441)	20,240
Cash flows from investing activities:
Investment in property and equipment	(977)	(428)
Investment in intangible assets	(412)	(396)
Net cash used in investing activities	(1,389)	(824)
Cash flows from financing activities:
Proceeds from borrowing of long-term debt	4,375	---
Repayment of long-term borrowings	(700)	(875)
Principal payments under capital lease obligation	(38)	(58)
Proceeds from issuance of common stock pursuant to warrants	7,580	2,624
Proceeds from issuance of common stock pursuant to stock option and purchase plans	3,659	286
Payment of tax withholding obligations related to stock compensation	(827)	---
Net cash provided by financing activities	14,049	1,977
Net increase (decrease) in cash and cash equivalents	(22,781)	21,393
Cash and cash equivalents, beginning of period	103,630	40,362
Cash and cash equivalents, end of period	$80,849	$61,755

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010.  The results of operations for the six-month period ended June 30, 2011 are not indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008.

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

The License Agreement (May 2010 to present)

Under the terms of the License Agreement, the Company granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and will fund 100 percent of all ridaforolimus costs incurred as of January 1, 2010.  The License Agreement provides that Merck will develop ridaforolimus in multiple oncology indications.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay the Company tiered double-digit royalties on global net sales.  The Company had an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, the Company would be compensated by Merck for its sales efforts.  In the first quarter of 2011, the Company elected to exercise its option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement being negotiated by the Company and Merck.

Under the License Agreement, Merck paid the Company an initial up-front fee of $50 million in May 2010 and has agreed to pay the Company up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications and upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with potential regulatory filings and approvals for the sarcoma indication (consisting of $25 million for acceptance of the submission of a new drug application for ridaforolimus in the United States or a marketing authorization application in Europe, $25 million for marketing approval of ridaforolimus in the United States, $10 million for approval to sell ridaforolimus, including pricing approval, in Europe, and $5 million for marketing approval of ridaforolimus in Japan), up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million associated with the achievement of certain sales thresholds. Merck submitted a marketing authorization application for ridaforolimus with the European Medicines Agency in July 2011 and plans to submit additional regulatory applications in the United States and elsewhere in 2011.

Pursuant to the License Agreement, all ridaforolimus activities that had been the responsibility of the Company under the Collaboration Agreement were transitioned to Merck. Merck may request the Company to provide additional services, which the Company can provide at its election.  Merck agreed to pay the Company for its internal transition services at agreed upon rates and reimburse the Company for all external costs incurred in connection with transition services or research and development activities.

Pursuant to this License Agreement, in addition to the $50 million up-front payment from Merck, the Company also received from Merck in the second quarter of 2010 approximately $12.8 million for its share of costs incurred in the period from January 1, 2010 to May 4, 2010 related to development, manufacture and commercial activities for ridaforolimus in accordance with the cost sharing provisions of the Collaboration Agreement as in effect during that period.

The amounts recognized as license and collaboration revenue in the three-month period ended June 30, 2010 included the following components:

•	$50 million up-front payment pursuant to the License Agreement,
•	$12.8 million payment received from Merck pursuant to the License Agreement as reimbursement for the Company’s 50 percent share of costs incurred from January 1, 2010 to May 4, 2010, and
•	$109.4 million representing the recognition of revenue deferred as of March 31, 2010 under the Company’s accounting for the Collaboration Agreement.

Under the License Agreement, Merck paid the Company for its transition services from May 4, 2010 until completion of the transition and has agreed to pay for any services the Company may provide subsequent to completion of the transition.  The Company recognizes these payments as service revenue as the services are delivered.  For the three and six months ended June 30, 2011, the Company has recorded approximately $27,000 and $83,000, respectfully, of service revenue related to such services.  The cost of such services is reflected in operating expenses in the period in which they are incurred.

3.     Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2011 and December 31, 2010:

In thousands	June 30, 2011	December 31, 2010
Leasehold improvements	$22,214	$22,090
Equipment and furniture	16,528	15,675
	38,742	37,765
Less accumulated depreciation and amortization	(32,277)	(30,728)
	$6,465	$7,037

Depreciation and amortization expense for the three-month periods ended June 30, 2011 and 2010 amounted to $783,000 and $761,000, respectively, and for the six-month periods ended June 30, 2011 and 2010 amounted to $1.5 million and $1.6 million, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at June 30, 2011 and December 31, 2010:

In thousands	June 30, 2011	December 31, 2010
Equipment and furniture	$420	$420
Less accumulated depreciation and amortization	(214)	(172)
	$206	$248

4.     Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2011 and December 31, 2010:

In thousands	June 30, 2011	December 31, 2010
Capitalized patent and license costs	$6,807	$6,465
Purchased technology	5,901	5,901
	12,708	12,366
Less accumulated amortization	(5,874)	(5,332)
	6,834	7,034
Other assets	45	38
	$6,879	$7,072

Amortization expense for intangible assets amounted to $381,000 and $210,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and amounted to $547,000 and $449,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  The weighted average amortization period for intangible assets was 15.3 years in 2011 and 15.0 years in 2010.

5.     Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at June 30, 2011 and December 31, 2010:

In thousands	June 30, 2011	December 31, 2010
Bank term loan	$13,300	$9,625
Capital lease obligations	97	135
	13,397	9,760
Less current portion	(1,457)	(1,466)
	$11,940	$8,294

In January 2011, the Company amended the existing term loan with the bank.  The amendment increased the outstanding balance of the loan from $9.6 million at December 31, 2010 to $14.0 million, extended the maturity date from March 31, 2013 to December 31, 2015, and re-set the quarterly repayment provisions with payments increasing from 2.5 percent of the principal amount in the first quarter, commencing on March 31, 2011, to 8.75 percent of the principal amount in the final quarter, together with interest, throughout the term of the loan.  The current portion of the long-term debt at December 31, 2010 reflects the scheduled principal payments in 2011, giving effect to the January 2011 amendment.

The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest on the loan was 1.50 percent at June 30, 2011.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6 percent to 7.2 percent and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations were as follows at June 30, 2011:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2011	$700	$28
2012	1,400	54
2013	2,100	15
2014	4,200	---
2015	4,900	---
	13,300	97
Less current portion	(1,400)	(57)

Long-term portion	$11,900	$40

6.     Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period.  The grant date value of awards made in April 2011 and March 2010 were $1.6 million and $1.7 million, respectively.  The net expense for this plan was $654,000 and $238,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $1.0 million and $639,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

7.     Stockholders’ Equity and Warrant Liability

Authorized Common Stock

At June 30, 2011, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012.  On April 30, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million.  In the first six months of 2011, a total of 3,525,777 warrants were exercised by the holders for proceeds to the Company of approximately $7.6 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings.  Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received was credited to additional paid-in-capital and totaled $22.4 million in the first six months of 2011.  At June 30, 2011, there were 6,037,833 warrants outstanding.

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

On January 11, 2010, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  Following the October 29, 2010 stock offering, the Company has $65.8 million of securities remaining available under its shelf registration.

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the six-month period ended June 30, 2011 were as follows:

			Additional
	Common Stock		Paid-in	Accumulated
$ in thousands	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	126,942,431	$127	$497,309	$(433,360)	$64,076
Issuance of common stock pursuant to warrant exercises	3,525,777	3	22,440		22,443
Issuance of common stock pursuant to ARIAD stock plans, net	1,908,685	2	2,831		2,833
Stock-based compensation			4,321		4,321
Net loss				(85,711)	(85,711)

Balance, June 30, 2011	132,376,893	$132	$526,901	$(519,071)	$7,962

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

The following table presents information about the Company’s assets and liabilities as of June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2011
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,035	$	---		$17,035	$	---
	$17,035	$	---		$17,035	$	---
Liabilities:
Warrant liability	$55,427	$	---	$	---		$55,427
	$55,427	$	---	$	---		$55,427

	December 31, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,041	$	---		$17,041	$	---
	$17,041	$	---		$17,041	$	---
Liabilities:
Warrant liability	$28,815	$	---	$	---		$28,815
	$28,815	$	---	$	---		$28,815

The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  The fair value of the warrants on December 31, 2010 was determined to be $28.8 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $5.10 on that date, (ii) a risk-free rate of 0.34 percent, (iii) an expected term of 1.2 years, (iv) no dividend yield, and (v) a volatility of 54 percent.  As of June 30, 2011, the fair value of the warrants was determined to be $55.4 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $11.33 on that date, (ii) a risk-free rate of 0.14 percent, (iii) an expected term of 0.7 years, (iv) no dividend yield and (v) a volatility of 59.9 percent.  The increase in the fair value of the warrants was primarily due to the increase in the price of the Company’s common stock from December 31, 2010 to June 30, 2011 and was recognized in other income (expense) in the consolidated statements of operations.  The changes in the fair value of the warrant liability for the three and six-month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Balance, beginning of period	$32,524	$17, 443	$28,815	$11,363
Revaluation of warrants	22,903	(2,138)	41,475	3,942
Exercise of warrants	---	(2,080)	(14,863)	(2,080)

Balance, end of period	$55,427	$13,225	$55,427	$13,225

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term note of $13.3 million at June 30, 2011 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of underlying securities, which is therefore stated at its estimated fair value.

9.     Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three and six-month periods ended June 30, 2011 and 2010, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Compensation cost from:
Stock options	$718	$545	$1,606	$1,021
Stock and stock units	1,156	669	2,618	1,677
Purchases of common stock at a discount	43	36	97	86
	$1,917	$1,250	$4,321	$2,784

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Compensation cost included in:
Research and development expenses	$947	$631	$2,105	$1,128
General and administrative expenses	970	619	2,216	1,656
	$1,917	$1,250	$4,321	$2,784

Stock option activity under the Company’s stock plans for the six months ended June 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2011	7,177,191	$4.42
Granted	1,231,219	7.28
Forfeited	(490,251)	4.87
Exercised	(959,869)	4.48
Options outstanding, June 30, 2011	6,958,290	$4.89

Stock and stock unit activity under the Company’s stock plans for the six months ended June 30, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	2,779,300	$2.83
Granted	1,220,681	7.34
Forfeited	(97,533)	3.93
Vested or restrictions lapsed	(1,111,007)	3.68
Outstanding, June 30, 2011	2,791,441	$4.43

Included in the stock and stock unit awards granted in 2011 are 400,000 share units that vest based on certain performance conditions.

10.   Net Income (Loss) Per Share

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

The calculation of net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Net income (loss)	$(47,762)	$159,348	$(85,711)	$135,950
Impact of assumed exercise of warrants	---	(2,138)	---	3,942
Adjusted net income (loss)	$(47,762)	$157,210	$(85,711)	$139,892

Weighted average shares outstanding - basic	132,021	110,290	130,518	109,657
Dilutive stock options	---	633	---	508
Restricted stock and restricted stock units	---	1,148	---	930
Warrants	---	4,008	---	3,278
Weighted average shares outstanding - diluted	132,021	116,079	130,518	114,373

For the three-month and six-month periods ended June 30, 2011 and 2010, the following potentially dilutive securities were not included in the computation of net income (loss) per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Stock options	6,958	6,100	6,958	6,269
Restricted stock and restricted stock units	2,791	---	2,791	---
Warrants	6,038	---	6,038	---
	15,787	6,100	15,787	6,269

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

In October 2009, the FASB issued authoritative guidance that modifies the accounting for multiple element revenue arrangements.  This guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable.  It also changes the level of evidence of stand-alone selling prices required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available.  This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively.  The Company adopted this guidance on January 1, 2011 and although the adoption did not materially impact its financial condition, results of operations, or cash flow, this guidance may impact the Company’s determination of the separation of deliverables for future arrangements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the presentation options currently in Accounting Standards Codification (“ASC”) Topic 220 and requires the presentation of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application.  This guidance will require a change in the presentation of the financial statement, however it will not have a material impact unless the Company has components of other comprehensive income other than net income (loss).

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

Product Development and Discovery

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration agreement, or the Collaboration Agreement, with Merck & Co., Inc., or Merck, under which we shared responsibility for the development, manufacturing and commercialization of ridaforolimus for use in cancer.  In May 2010, we entered into an amended and restated agreement with Merck, referred to as the License Agreement, that replaced the Collaboration Agreement.  Under the terms of the License Agreement, we granted Merck an exclusive license to ridaforolimus for use in cancer, and Merck assumed responsibility for all activities related to the development, manufacturing and commercialization of ridaforolimus, as discussed further below.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We enrolled a total of 711 patients in this trial and, in January and June 2011, announced results showing that ridaforolimus met the primary endpoint of improved progression-free survival, or PFS, compared to placebo.  This clinical trial remains active, and patients continue to be followed to gather additional data on secondary endpoints, including overall survival.  Based on these results, Merck submitted a marketing authorization application, or MAA, for ridaforolimus with the European Medicines Agency, or EMA, in July 2011.  This submission marks the start of Merck’s global submission strategy for ridaforolimus that also includes the United States, Canada, Asia-Pacific and Latin America.  In addition, Merck is currently continuing development of ridaforolimus, as both a single agent and in combination with other agents, in Phase 1 and Phase 2 clinical trials in several other cancer indications.

Our second product candidate, ponatinib, also known as AP24534, is an investigational pan BCR-ABL inhibitor that we believe has broad potential applications in various hematological cancers and solid tumors.  In the third quarter of 2010, we initiated patient enrollment in a pivotal Phase 2 clinical trial of ponatinib in patients with chronic myeloid leukemia, or CML, or Philadelphia positive acute lymphoblastic leukemia, or Ph+ ALL, who were resistant or intolerant to the second generation BCR-ABL inhibitors, nilotinib or dasatinib, or in CML or Ph+ALL patients with the T315I mutation.  This study, named the PACE trial (Ponatinib Ph+ ALL and CML Evaluation), is designed to provide definitive clinical data for regulatory approval of ponatinib in this setting.  The primary endpoints are major cytogenetic response rate for chronic phase patients and major hematologic response rate for accelerated or blast phase CML patients and Ph+ ALL patients.  Secondary endpoints include major molecular response rate, duration of response, progression-free survival and overall survival.  Patient enrollment in this clinical trial is progressing in over 60 centers in North America, Europe, Australia and Asia, and we expect completion of patient enrollment of approximately 450 patients to occur in the third quarter of 2011.

In the first quarter of 2011, we entered into an agreement with MolecularMD Corporation, or MolecularMD, pursuant to which MolecularMD has agreed to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene in patients with CML and Ph+ ALL.  MolecularMD has agreed to further optimize its currently available sequencing test and to file a Premarket Approval Application, or PMA, with the FDA to support commercialization of the diagnostic test as a companion diagnostic for use with ponatinib.  Under the terms of the agreement, we will reimburse MolecularMD for predefined expenses for the development of the diagnostic test.  We will also pay MolecularMD for achievement of key development and regulatory milestones.

Our third product candidate is AP26113, an investigational dual inhibitor of anaplastic lymphoma kinase, or ALK, and epidermal growth factor receptor, or EGFR.  We submitted an investigational new drug application, or IND, for AP26113 in June of 2011 and plan to initiate a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011.

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

In May 2010, we entered into an Amended and Restated Collaboration and Exclusive License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and is funding 100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay us tiered double-digit royalties on global net sales.  The License Agreement provided us with an option to co-promote ridaforolimus for all indications in the United States and, in such case, we would be compensated by Merck for our sales efforts.  We have elected to exercise our option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement being negotiated by us and Merck.

Under the License Agreement, Merck paid us an initial up-front fee of $50 million in the second quarter of 2010 and has agreed to pay us up to $514 million in potential regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  These potential milestone payments include up to $65 million associated with potential regulatory filings and approvals for the sarcoma indication, for which we have announced positive Phase 3 results and for which Merck has submitted an MAA with the EMA in July 2011, up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million based on achievement of certain sales thresholds.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, accrued product development expenses and the fair value of warrants to purchase our common stock.

Revenue Recognition

We generate revenue from license and collaboration agreements with third parties related to use of our technology and/or development and commercialization of product candidates.  Such agreements may provide for payment to us of up-front payments, periodic license payments, milestone payments and royalties.  We also generate revenue from services provided under license agreements.

For the six months ended June 30, 2011, we reported total revenue of $122,000.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Effective January 1, 2011, we adopted the accounting for multiple element guidance included in ASU 2009-13.  The adoption had no impact on our consolidated financial statements.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and based on the selling price of the deliverables.  When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized.  Regarding our Collaboration Agreement with Merck for the development, manufacturing and commercialization of ridaforolimus, in effect from July 2007 to May 2010, we determined the license and development deliverables constituted one unit of accounting and, therefore, the up-front and milestone payments were deferred and recognized over the performance period.  Regarding our License Agreement with Merck entered into in May 2010 that replaced the Collaboration Agreement, we determined that the license and the transition services were separate units of accounting, and because the fair value of the undelivered transition services was known, the amounts received related to the license and transition services are recognized in the period in which they are received or the services are rendered.

Intangible Assets

At June 30, 2011, we reported $6.9 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20 percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and expected cash flows.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to reserve or write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites.  These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet.  At June 30, 2011, we reported accrued product development expenses of $8.0 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have obtained through reports, correspondence and discussions with our vendors.  Our estimates of accrued expenses based on such information require judgment.  Actual costs may vary from such estimates.  When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants outstanding at June 30, 2011 to purchase 6,037,833 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  At June 30, 2011, we reported a warrant liability of $55.4 million on our balance sheet.  These warrants expire in February 2012.

In the six-month period ended June 30, 2011, a total of 3,525,777 warrants were exercised for proceeds to us of approximately $7.6 million.  Upon exercise of the warrants, the warrant liability is reduced by the portion of the warrant liability applicable to the exercised warrants, and stockholders’ equity is increased by this same amount plus the proceeds from the exercise.

The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants recorded on our balance sheet reflected through charges or credits in our statement of operations.  The primary factor in the Black-Scholes model that impacts the fair value of the warrants is the market value of our common stock on the date of the valuation.  If the market value of our common stock on June 30, 2011 were 10 percent higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by $6.9 million with such difference reflected in our statement of operations.

Results of Operations

For the three months ended June 30, 2011 and 2010

Revenue

We recorded total revenue of $66,000 in the three-month period ended June 30, 2011, compared to $175.0 million in the corresponding period in 2010.  Total revenue in 2011 consists of $39,000 of license and collaboration revenue related to licenses entered into in 2011 and service revenue of $27,000 related to services provided under our License Agreement with Merck.  Total revenue in 2010 consisted of license and collaboration revenue of $172.3 million, representing primarily revenue from Merck pursuant to the Collaboration Agreement and the License Agreement, and service revenue of $2.8 million, related to services provided to Merck pursuant to the License Agreement.  We expect that our license revenue will increase over the remainder of 2011, primarily due to the expected receipt of a $25 million milestone payment from Merck upon the acceptance by the EMA of the MAA submitted by Merck for ridaforolimus in July 2011.  We expect that our quarterly service revenue will decrease over the remainder of 2011 as we continue to decrease the level of services performed at the request of Merck.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $5.0 million, or 36 percent, to $18.8 million in the three-month period ended June 30, 2011, compared to $13.8 million in the corresponding period in 2010, as described in further detail below.

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

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses.  Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture product candidates, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies.  These costs are accumulated and tracked by product candidate.  All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to lease, operate and maintain our facility, equipment and overhead and similar costs of our research and development efforts.  These costs apply to our clinical and preclinical candidates as well as our discovery research efforts.  Direct external expenses are further categorized as costs for clinical programs and costs for preclinical programs.  Preclinical programs include product candidates undergoing toxicology, pharmacology, metabolism and efficacy studies and manufacturing process development required before testing in humans can begin.  Product candidates are designated as clinical programs once we have filed an IND with the FDA, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans.

Our R&D expenses for the three-month period ended June 30, 2011, as compared to the corresponding period in 2010, were as follows:

	Three months ended June 30,		Increase/
In thousands	2011	2010	(decrease)
Direct external expenses:
Clinical programs	$8,078	$4,258	$3,820
Preclinical programs	786	106	680
All other R&D expenses	9,890	9,450	440
	$18,754	$13,814	$4,940

In 2010, our clinical programs consisted of our lead product candidate, ridaforolimus, and our second product candidate, ponatinib.  In 2011, our clinical programs through June 30, 2011 consisted of ponatinib only, as we transferred responsibility for development of ridaforolimus to Merck pursuant to the License Agreement entered into in May 2010.

Direct external expenses for ridaforolimus in the three-month period ended June 30, 2010 amounted to $2.3 million reflecting our share of the costs of global development of this product candidate with Merck.  Pursuant to the License Agreement entered into in May 2010, Merck now funds 100 percent of the cost of ridaforolimus.  As a result, we incurred no expenses for the continued development of ridaforolimus in the three-month period ended June 30, 2011.

Direct external expenses for our second clinical program, ponatinib, were $8.1 million in the three-month period ended June 30, 2011, an increase of $6.1 million as compared to the corresponding period in 2010.  The increase is due primarily to an increase in clinical trial costs of $4.0 million, contract manufacturing costs of $1.1 million, and supporting non-clinical costs of $978,000.  Clinical trial costs increased due primarily to continued enrollment and treatment of patients in our Phase 2 PACE clinical trial offset in part by a decrease in costs of our Phase 1 clinical trial as treatment of patients and other activities have decreased over this time period.  Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate.  Non-clinical costs increased primarily due to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene.  We expect that our direct external expenses for ponatinib will increase over the remaining quarters of 2011 as we enroll additional patients in our Phase 2 clinical trial and continue to treat patients in both our ongoing Phase 1 and Phase 2 clinical trials.

The direct external expenses of $786,000 incurred in our preclinical program for the three-month period ended June 30, 2011, relate to manufacturing and other IND-enabling studies for our third product candidate, AP26113, an increase of $680,000 from the corresponding period in 2010.  We expect that our direct external expenses for AP26113 over the remaining quarters of 2011will increase as we move into clinical development of this product candidate in the third quarter of 2011.

All other R&D expenses increased by $440,000 in the three-month period ended June 30, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to a decrease of $708,000 in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010, an increase of $316,000 in stock-based compensation expense due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011, and an increase in professional fees of $439,000 primarily to support systems and technology improvements.  This was offset in part by a decrease in intellectual property costs of $461,000 as our costs in 2010 included increases in reserves for certain capitalized patent costs, and a decrease in personnel costs of $654,000 as a result of a reduction in our workforce in 2010 following the restructuring of our agreement with Merck.  We expect that all other R&D expenses will increase over the remaining quarters of 2011 to support the expanding development of ponatinib and AP26113 as well as our ongoing discovery research efforts aimed at identifying our next oncology development candidate.

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

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 55 percent, to $6.2 million in the three-month period ended June 30, 2011, compared to $4.0 million in the corresponding period in 2010.  This increase was due primarily to an increase in professional services of $1.8 million primarily due to an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ridaforolimus and ponatinib, and an increase of $347,000 in stock-based compensation expense due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011.  We expect that general and administrative expenses will remain at approximately the current levels over the remaining quarters of 2011 although they may fluctuate from quarter to quarter.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $44,000 in the three-month period ended June 30, 2011 from $14,000 in the corresponding period in 2010, as a result of a higher average balance of funds invested in 2011.

Interest expense increased to $63,000 in the three-month period ended June 30, 2011 from $38,000 in the corresponding period in 2010 as a result of higher average borrowings.

Revaluation of Warrant Liability

The fair value of our warrant liability at June 30, 2011 was $22.9 million higher than its fair value at March 31, 2011, due to the revaluation of our warrant liability at June 30, 2011.  The revaluation of our warrant liability resulted in a non-cash charge of $22.9 million for the three-month period ended June 30, 2011 that was due primarily to the increase in the market price of our common stock from $7.52 at March 31, 2011to $11.33 at June 30, 2011.  The revaluation of our warrant liability in the corresponding period in 2010 resulted in a non-cash credit of $2.1 million.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods.  Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows unless the conditions that require cash settlement are met.  These conditions include a change in control and the price of our common stock at less than the $2.15 warrant exercise price.  These warrants expire in February 2012.

Operating Results

We reported a loss from operations of $24.8 million in the three-month period ended June 30, 2011 compared to income from operations of $157.2 million in the corresponding period in 2010, a change of $182.0 million.  This change is due primarily to the decrease in revenue as of a result of the accounting impact of the License Agreement entered into with Merck in May 2010 and the increase in operating expenses discussed above.  We also reported a net loss of $47.8 million in the three-month period ended June 30, 2011, compared to net income of $159.3 million in the corresponding period in 2010, a change of $207.1 million, reflecting the change in loss from operations noted above plus the revaluation of the warrant liability.  Our results of operations for the remaining quarters of 2011 will vary from those of the quarter ended June 30, 2011 and actual losses will depend on a number of factors, including the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the six months ended June 30, 2011 and 2010

Revenue

We recorded total revenue of $122,000 in the six-month period ended June 30, 2011, compared to $177.2 million in the corresponding period in 2010.  Total revenue in 2011 consists of $39,000 of license and collaboration revenue related to licenses entered into in 2011, and service revenue of $83,000 related to services provided under our License Agreement with Merck.  Total revenue in 2010 consisted of license and collaboration revenue of $174.4 million and service revenue of $2.8 million.  License and collaboration revenue in 2010 reflects primarily revenue from Merck pursuant to the Collaboration Agreement and License Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $4.7 million, or 16 percent, to $33.3 million in the six-month period ended June 30, 2011, compared to $28.6 million in the corresponding period in 2010.

Our R&D expenses for the six-month period ended June 30, 2011, as compared to the corresponding period in 2010, were as follows:

	Six months ended June 30,		Increase/
In thousands	2011	2010	(decrease)
Direct external expenses:
Clinical programs	$12,071	$12,012	$59
Preclinical programs	1,900	106	1,794
All other R&D expenses	19,358	16,531	2,827
	$33,329	$28,649	$4,680

Direct external expenses for ridaforolimus in the six-month period ended June 30, 2010, amounted to $8.5 million reflecting our share of the costs of global development of this product candidate with Merck.  Pursuant to the License Agreement entered into in May 2010, Merck now funds 100 percent of the cost of ridaforolimus.  As a result, we incurred no expenses for the continued development of ridaforolimus in the six-month period ended June 30, 2011.

Direct external expenses for our second clinical program, ponatinib, were $12.1 million in the six-month period ended June 30, 2011, an increase of $8.5 million as compared to the corresponding period in 2010.  The increase is due primarily to an increase in clinical trial costs of $5.4 million, contract manufacturing costs of $1.2 million and supporting non-clinical costs of $1.9 million.  Clinical trial costs increased due to increased enrollment and continued treatment of patients in our Phase 2 clinical trial, offset in part by a decrease in costs of our Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period.  Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate.  Non-clinical costs increased primarily due to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene.

The direct external expenses of $1.9 million incurred in our preclinical program for the six-month period ended June 30, 2011, relate to manufacturing and other IND-enabling studies for AP26113, an increase of $1.8 million from the corresponding period in 2010.

All other R&D expenses increased by $2.8 million in the six-month period ended June 30, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to a decrease of $3.3 million in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010, an increase of $977,000 in stock-based compensation expense due to the impact of the significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and an increase in professional fees of $504,000 primarily to support systems and technology improvements.  This was offset in part by a decrease in personnel costs of $1.3 million as a result of a reduction in our workforce in 2010 following the restructuring of our agreement with Merck and a decrease in intellectual property costs of $814,000 as our costs in 2010 included increases in reserves for certain capitalized patent costs.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 28 percent, to $11.0 million in the six-month period ended June 30, 2011, compared to $8.6 million in the corresponding period in 2010.  This increase was due primarily to an increase in professional services of $1.6 million primarily due to an increase in corporate and commercial development initiatives, an increase in stock-based compensation expense of $556,000 as a result of the significant increase in the market value of our common stock, and a decrease of $198,000 in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $99,000 in the six-month period ended June 30, 2011 from $22,000 in the corresponding period in 2010, as a result of a higher average balance of funds invested in 2011.

Interest expense increased to $123,000 in the six-month period ended June 30, 2011 from $109,000 in the corresponding period in 2010 as a result of higher average borrowings.

Revaluation of Warrant Liability

The fair value of our warrant liability at June 30, 2011 was $26.6 million higher than its fair value at December 31, 2010, due to the net impact of the exercise of warrants to purchase 3,525,777 shares of our common stock in the first quarter of 2011 and the revaluation of our warrant liability at June 30, 2011.  The revaluation of our warrant liability resulted in a non-cash charge of $41.5 million for the six-month period ended June 30, 2011 that was due primarily to the increase in the market price of our common stock from $5.10 at December 31, 2010 to $11.33 at June 30, 2011.  The revaluation of our warrant liability in the corresponding period in 2010 resulted in a non-cash charge of $3.9 million.

Operating Results

We reported a loss from operations of $44.2 million in the six-month period ended June 30, 2011 compared to income from operations of $140.0 million in the corresponding period in 2010, a change of $184.2 million.  This change is due primarily to the decrease in revenue as a result of the accounting impact of the License Agreement entered into with Merck in May 2010 and the increase in operating expenses discussed above.  We also reported a net loss of $85.7 million in the six-month period ended June 30, 2011, compared to net income of $136.0 million in the corresponding period in 2010, a change of $221.7 million, reflecting the change in loss from operations noted above plus the revaluation of the warrant liability.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock to institutional investors, cash flow from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our stock option and employee stock purchase plans, supplemented by the issuance of long-term debt.  We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

Sources of Funds

For the three months and six months ended June 30, 2011 and 2010, our sources of funds were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2011		2010	2011		2010
Up-front payment from Merck, included in cash provided by
operating activities	$	---	$50,000	$	---	$50,000
Sales/issuances of common stock:
Pursuant to warrant exercises		---	2,624		7,580	2,624
Pursuant to stock option and purchase plans		2,257	158		3,659	286
Proceeds from long-term borrowings		---	---		4,375	---
		$2,257	$52,782		$15,614	$52,910

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

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012.  On April 30, 2010, 1,220,414 warrants were exercised for proceeds to us of $2.6 million.  In the six-month period ended June 30, 2011, 3,525,777 warrants were exercised for proceeds to us of approximately $7.6 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings upon exercise.  The sum of the fair value of the exercised warrants and the proceeds received was credited to additional paid-in-capital and totaled $22.4 million.  At June 30, 2011, there were 6,037,833 warrants outstanding.

We have filed shelf registration statements with the U.S. Securities and Exchange Commission, or SEC, from time to time, to register shares of our common stock or other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate.  On January 11, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering.  This filing was declared effective on January 21, 2010.  We currently have approximately $65.8 million of securities remaining available for issuance under the shelf registration statement.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three months and six months ended June 30, 2011 and 2010, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010

Net cash (provided by) used in operating activities	$18,173	$(34,567)	$35,441	$(20,240)
Less up-front payment from Merck	---	50,000	---	50,000
Adjusted net cash used in operating activities	18,173	15,433	35,441	29,760
Repayment of borrowings	350	525	700	875
Investment in intangible assets	171	128	412	396
Investment in property and equipment	554	354	977	428
Payment of tax withholding obligations related to stock
compensation	503	---	827	---
	$19,751	$16,440	$38,357	$31,459

The net cash used in operating activities is comprised of our net income (losses), adjusted for non-cash expenses, changes in deferred revenue, including deferrals of up-front and milestone payments received from licenses, and working capital requirements.  As noted above, our net loss for the three and six-month periods ended June 30, 2011 increased by $207 million and $222 million, as compared to the corresponding period in 2010, due in large part to the accounting impact of the License Agreement entered into with Merck in May 2010, which triggered the acceleration of the recognition of $109.4 million of previously deferred revenue, and the revaluation of our warrant liability.  After taking into account these non-cash items, and after deducting the $50 million up-front payment from Merck pursuant to the License Agreement, our adjusted net cash used in operating activities increased by $2.7 million in the three-month period ended June 30, 2011 as compared to the corresponding period in 2010 and by $5.7 million in the six-month period ended June 30, 2011 as compared to the comparable period of 2010.  The cash used reflects overall increases in operating expenses and changes in working capital.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2011, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of June 30, 2011:

		Payments Due By Period
In thousands	Total	In 2011	2012 through 2014	2015 through 2016	After 2017

Long-term debt	$13,300	$700	$7,700	$4,900	$	---

Lease agreements	40,096	1,043	13,762	10,783		14,508

Employment agreements	7,703	5,557	2,146	---		---

Other long-term obligations	5,798	---	5,798	---		---

Total fixed contractual obligations	$66,897	$7,300	$29,406	$15,683		$14,508

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.5 percent, our average interest rate on our debt at June 30, 2011, over the remaining term of the debt, our interest expense would total approximately $97,000 for the remainder of 2011, $444,000 in the period 2012 through 2014, and $45,000 in 2015.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which has been extended to July 2019, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013.  Employment agreements represent base salary payments under agreements with officers that extend for terms ranging from one to four years.  Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

At June 30, 2011, we had cash and cash equivalents totaling $80.8 million and working capital of $64.4 million, compared to cash and cash equivalents totaling $103.6 million and working capital of $88.8 million at December 31, 2010.  For the six-month period ended June 30, 2011, we reported a net loss of $85.7 million and cash used in operating activities of $35.4 million.  Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations to the fourth quarter of 2012.  This estimate assumes receipt in 2011 of a $25 million milestone payment from Merck for the acceptance of the submission of an NDA in the United States or the MAA in Europe for ridaforolimus in patients with metastatic sarcomas, and receipt in 2012 of another $25 million milestone payment from Merck for marketing approval of ridaforolimus in the United States.  This estimate also assumes the exercise of our outstanding warrants, which expire in February 2012, which would result in proceeds to us of $13.0 million.

We do not have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities.  We expect to continue to incur significant operating expenses related to our research and development activities in the remainder of 2011 and beyond.  There are numerous factors that are likely to affect the level of spending on our research and development programs including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib and any clinical trials we may begin for AP26113, the extent of other development activities for ponatinib and AP26113, including product and process development, the progress of our preclinical and discovery research programs, the timing and amount of any future milestone and royalty payments related to ridaforolimus from Merck, the potential proceeds from the exercise of outstanding warrants to purchase our common stock, and the impact of our business development activities.

As noted previously, our License Agreement with Merck provides potential funding in the form of up to $514 million in regulatory and sales milestone payments, including potential near-term milestone payments related to the Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas.  In January and June 2011, we announced results from this clinical trial showing that ridaforolimus met the primary endpoint of improved progression-free survival compared to placebo.  Based on these results, Merck submitted an MAA for ridaforolimus with the EMA in July 2011 and plans to submit additional regulatory applications in the United States and elsewhere in 2011.  We will be eligible to receive up to $65 million in milestone payments from Merck related to the sarcoma indication (consisting of $25 million for acceptance of the submission of an NDA in the United States or the MAA in Europe, which we expect to receive in 2011, $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus, including pricing approval, in Europe, and $5 million for marketing approval in Japan).  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of ridaforolimus.  We have also exercised our option to co-promote ridaforolimus with Merck in the United States, subject to the terms of a co-promotion agreement being negotiated by the parties, pursuant to which Merck will reimburse us for our sales efforts.

In addition to potential funding from Merck, we are also pursuing partnering opportunities with our second product candidate, ponatinib, which could generate up-front and milestone payments as well as funding of on-going development costs.  We are focusing our partnering strategy for ponatinib on a regional collaboration in select markets outside of the United States, although we are considering retaining commercial rights to ponatinib in Europe and other markets.  We believe that such an approach will allow us to retain substantial potential commercial value of ponatinib for use in cancers.  There is no guarantee, however, that we will be successful in entering into any such partnership arrangements on commercially reasonable terms, if at all, or that we will receive any revenue through these partnership efforts in the future.  If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

We may also seek to raise funds by issuing common stock or other securities in one or more private placements or public offerings, as market conditions permit, or through the issuance of debt.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  At June 30, 2011, we had warrants outstanding to purchase 6,037,833 shares of our common stock from our registered direct offering of common stock in February 2009, which, if exercised, would provide $13.0 million in net proceeds to the Company.  These warrants have an exercise price of $2.15 per share and expire in February 2012.  In the six-month period ended June 30, 2011, a total of 3,525,777 warrants were exercised by the holders for proceeds to us of approximately $7.6 million.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacture and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties or delays in obtaining regulatory approvals to market products resulting from our development efforts, our reliance on strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner's product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other periodic and current reports filed with the U.S. Securities and Exchange Commission.  The information contained in this document is believed to be current as of the date of original issue.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with maturities of 90 days or less, and money market accounts.  Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and United States government and agency securities.  Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years.  These securities are classified as available-for-sale.

Our investments are sensitive to interest rate risk.  However, because our available funds at June 30, 2011, are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material.

At June 30, 2011, we have recorded as a liability the fair value of warrants to purchase 6,037,833 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability was determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10 percent increase in the market price of our common stock on which the June 30, 2011 valuation was based, the value would have increased by up to $6.9 million.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At June 30, 2011, we had $13.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10 percent increase in the interest rate on which the loan is based (15 basis points at June 30, 2011), we would incur approximately $19,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.       OTHER INFORMATION

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.         EXHIBITS

10.1	Ninth Amendment to Lease dated May 20, 2011, between UP 26 Landsdowne LLC and ARIAD Corporation.

10.2+	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on May 2, 2011).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@
The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

_____________________________

(+)	Management contract or compensatory plan arrangement

(@)
Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: August 9, 2011		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1	Ninth Amendment to Lease dated May 20, 2011, between UP 26 Landsdowne LLC and ARIAD Corporation.

10.2+	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on May 2, 2011).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@
The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

_____________________________

(+)	Management contract or compensatory plan arrangement

(@)
Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.