Form 10-Q
period 2011-09-30
ARIAD PHARMACEUTICALS INC
filed 2011-11-07
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

|  |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).  Yes |   |  No |X|

The number of shares of the registrant’s common stock outstanding as of October 27, 2011 was 132,850,513.

ARIAD PHARMACEUTICALS, INC.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                 UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,317	$103,630
Amounts due under license agreements	63	407
Other current assets	1,533	1,135

Total current assets	87,913	105,172

Restricted cash	749	749

Property and equipment, net	5,845	7,037

Intangible and other assets, net	6,283	7,072

Total assets	$100,790	$120,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,456	$1,466
Accounts payable	4,724	3,122
Accrued compensation and benefits	801	1,127
Accrued product development expenses	8,850	8,189
Other accrued expenses	3,339	1,664
Current portion of deferred revenue	230	---
Current portion of deferred executive compensation	998	693
Other current liabilities	136	136

Total current liabilities	20,534	16,397

Long-term debt and capital lease obligations	11,577	8,294
Deferred revenue	826	---
Deferred executive compensation	2,231	2,118
Other long-term liabilities	228	330
Warrant liability	38,553	28,815

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2011 and 2010; issued and outstanding, 132,819,424 shares in 2011 and 126,942,431 shares in 2010	133	127
Additional paid-in capital	531,869	497,309
Accumulated deficit	(505,161)	(433,360)

Total stockholders’ equity	26,841	64,076

Total liabilities and stockholders’ equity	$100,790	$120,030

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2011	2010	2011	2010

Revenue:
License and collaboration revenue	$25,084	$37	$25,122	$174,447
Service revenue	17	1,205	100	3,997

Total revenue	25,101	1,242	25,222	178,444

Operating expenses:
Research and development	19,692	13,168	53,020	41,817
General and administrative	6,329	3,670	17,334	12,245

Total operating expenses	26,021	16,838	70,354	54,062

Income (loss) from operations	(920)	(15,596)	(45,132)	124,382

Other income (expense):
Interest income	33	29	132	51
Interest expense	(49)	(52)	(172)	(160)
Revaluation of warrant liability	14,846	(4,781)	(26,629)	(8,723)

Other income (expense), net	14,830	(4,804)	(26,669)	(8,832)

Net income (loss)	$13,910	$(20,400)	$(71,801)	$115,550

Net income (loss) per share – basic	$0.10	$(0.18)	$(0.55)	$1.05
– diluted	$0.10	$(0.18)	$(0.55)	$1.04

Weighted-average number of shares of common stock outstanding – basic	132,587	110,810	131,215	110,045
– diluted	137,480	110,810	131,215	111,556

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2011		2010
Cash flows from operating activities:
Net income (loss)		$(71,801)	$115,550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		3,593	3,865
Stock-based compensation		5,954	3,781
Deferred executive compensation expense		1,194	1,088
Revaluation of warrant liability		26,629	8,723
Increase (decrease) from:
Other current assets		(398)	617
Amounts due under license agreements		343	1,118
Other assets		(4)	15
Accounts payable		1,601	(1,420)
Accrued compensation and benefits		(326)	(499)
Accrued product development expenses		661	(1,426)
Other accrued expenses		1,675	(742)
Other liabilities		---	18
Deferred revenue		1,056	(111,599)
Deferred executive compensation paid		(775)	(310)
Net cash provided by (used in) operating activities		(30,598)	18,779
Cash flows from investing activities:
Investment in property and equipment		(1,147)	(980)
Investment in intangible assets		(563)	(517)
Net cash used in investing activities		(1,710)	(1,497)
Cash flows from financing activities:
Proceeds from borrowing of long-term debt		4,375	---
Repayment of long-term borrowings		(1,050)	(1,400)
Principal payments under capital lease obligation		(51)	(87)
Proceeds from issuance of common stock, pursuant to warrants		8,079	2,624
Proceeds from issuance of common stock pursuant to stock option and purchase plans		4,469	524
Payment of tax withholding obligations related to stock compensation		(827)	---
Net cash provided by financing activities		14,995	1,661
Net increase (decrease) in cash and cash equivalents		(17,313)	18,943
Cash and cash equivalents, beginning of period		103,630	40,362
Cash and cash equivalents, end of period		$86,317	$59,305
Supplemental cash flow information
Assets acquired under capital lease	$	---	$19

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010.  The results of operations for the three-month and nine-month periods ended September 30, 2011 are not indicative of the results to be expected for any other period or the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008.

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

The License Agreement (May 2010 to present)

Under the terms of the License Agreement, the Company has granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck has assumed full responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and funds 100 percent of all ridaforolimus costs incurred after January 1, 2010.  The License Agreement provides that Merck will develop ridaforolimus in multiple oncology indications.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay the Company tiered double-digit royalties on global net sales.  The Company has an option to co-promote ridaforolimus with up to 20 percent of the sales effort in all indications in the United States and, in such case, the Company would be compensated by Merck for its sales efforts.  In the first quarter of 2011, the Company elected to exercise its option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement being negotiated by the Company and Merck.

Under the License Agreement, Merck paid the Company an initial up-front fee of $50 million in May 2010 and has agreed to pay the Company up to $514 million in regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications and upon achievement of specified product sales thresholds.  Through September 30, 2011, Merck has paid the Company a $25 million milestone payment for the acceptance of the marketing authorization application in Europe for the sarcoma indication.  Potential additional milestone payments include up to $40 million associated with potential regulatory approvals for the sarcoma indication (consisting of $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus in the European Union, including first pricing and reimbursement approval granted by a regulatory authority in any major European country or by the European Medicines Agency (“EMA”), and $5 million for marketing approval of ridaforolimus in Japan), up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million associated with the achievement of certain sales thresholds.  Merck submitted a new drug application for ridaforolimus to the FDA and a marketing authorization application for ridaforolimus to the EMA in the third quarter of 2011, both of which have been accepted for review by these agencies.

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

As a result of entering into the License Agreement, the remaining deliverables of the Company were limited to transition services for which the Company could establish fair value.  Accordingly, all deferred revenue was recognized as of May 4, 2010 and any remaining payments are recognized when earned and other revenue recognition criteria are met.

Pursuant to this License Agreement, in addition to the $50 million up-front payment from Merck, the Company also received from Merck in the second quarter of 2010, approximately $12.8 million for its share of costs incurred in the period from January 1, 2010 to May 4, 2010 related to development, manufacture and commercial activities for ridaforolimus in accordance with the cost sharing provisions of the Collaboration Agreement as in effect during that period.

In the nine-month period ended September 30, 2010, license and collaboration revenue included:

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

In the three-month and nine-month periods ended September 30, 2011, license and collaboration revenue included the $25 million milestone payment received from Merck pursuant to the License Agreement for acceptance of the submission of the marketing authorization application for ridaforolimus for the sarcoma indication in Europe.

Under the License Agreement, Merck paid the Company for its transition services from May 4, 2010 until completion of the transition and has agreed to pay for any services the Company may provide subsequent to completion of the transition.  The Company recognizes these payments as service revenue as the services are delivered.  For the three-month and nine-month periods ended September 30, 2011, the Company has recorded approximately $17,000 and $100,000, respectively, of service revenue related to such services.  The cost of such services is reflected in operating expenses in the period in which they are incurred.

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

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2011 and December 31, 2010:

In thousands	September 30, 2011	December 31, 2010
Leasehold improvements	$22,247	$22,090
Equipment and furniture	16,520	15,675
	38,767	37,765
Less accumulated depreciation and amortization	(32,922)	(30,728)
	$5,845	$7,037

Depreciation and amortization expense for the three-month periods ended September 30, 2011 and 2010 amounted to $789,000 and $745,000, respectively, and for the nine-month periods ended September 30, 2011 and 2010 amounted to $2.3 million and $2.3 million, respectively.

The Company leases certain assets under capital leases having terms up to three years.  Assets under capital leases included in property and equipment were as follows at September 30, 2011 and December 31, 2010:

In thousands	September 30, 2011	December 31, 2010
Equipment and furniture	$420	$420
Less accumulated depreciation and amortization	(236)	(172)
	$184	$248

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2011 and December 31, 2010:

In thousands	September 30, 2011	December 31, 2010
Capitalized patent and license costs	$6,738	$6,465
Purchased technology	5,901	5,901
	12,639	12,366
Less accumulated amortization	(6,399)	(5,332)
	6,240	7,034
Other assets	43	38
	$6,283	$7,072

Amortization expense for intangible assets amounted to $728,000 and $225,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and amounted to $1.3 million and $1.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The weighted average amortization period for intangible assets was 15.3 years in 2011 and 15.1 years in 2010.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at September 30, 2011 and December 31, 2010:

In thousands	September 30, 2011	December 31, 2010
Bank term loan	$12,950	$9,625
Capital lease obligations	83	135
	13,033	9,760
Less current portion	(1,456)	(1,466)
	$11,577	$8,294

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

The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate.  The effective interest on the loan was 1.53 percent at September 30, 2011.  The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party.  The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments.  The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of generally three years.  These leases have effective interest rates ranging from 5.6% to 7.2% and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations were as follows at September 30, 2011:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2011	$350	$14
2012	1,400	54
2013	2,100	15
2014	4,200	---
2015	4,900	---
	12,950	83
Less current portion	(1,400)	(56)

Long-term portion	$11,550	$27

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period.  The grant date value of awards made in April 2011 and March 2010 were $1.6 million and $1.7 million, respectively.  The net expense for this plan was $160,000 and $449,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

7.	Stockholders’ Equity and Warrant Liability

Authorized Common Stock

At September 30, 2011, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  At the election of the warrant holder, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, the holder may receive cash in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model at the time of any such event, if the consideration received by the stockholders from such transaction is less than $2.15 per share.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  In the first nine months of 2011, a total of 3,757,767 warrants were exercised by the holders for proceeds to the Company of approximately $8.1 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings.  Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received are credited to additional paid-in-capital and totaled $25.0 million in the first nine months of 2011.  At September 30, 2011, there were 5,805,843 warrants outstanding, which, if exercised, would result in proceeds of $12.5 million.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the nine-month period ended September 30, 2011 were as follows:

			Additional
	Common Stock		Paid-in	Accumulated
$ in thousands	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	126,942,431	$127	$497,309	$(433,360)	$64,076
Issuance of common stock pursuant to warrant exercises	3,757,767	4	24,966		24,970
Issuance of common stock pursuant to ARIAD stock plans, net of tax withholdings	2,119,226	2	3,640		3,642
Stock-based compensation			5,954		5,954
Net loss				(71,801)	(71,801)

Balance, September 30, 2011	132,819,424	$133	$531,869	$(505,161)	$26,841

8.	Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities as of September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2011
In thousands	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$17,030	$	---	$17,030	$	---
	$17,030	$	---	$17,030	$	---
Liabilities:
Warrant liability	$38,553	$	---	$38,553	$	---
	$38,553	$	---	$38,553	$	---

	December 31, 2010
In thousands	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$17,041	$	---		$17,041	$	---
	$17,041	$	---		$17,041	$	---
Liabilities:
Warrant liability	$28,815	$	---	$	---		$28,815
	$28,815	$	---	$	---		$28,815

The Company’s warrant liability is carried at fair value and, at December 31, 2010, was classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.  During the three-month period ended September 30, 2011, the unobservable inputs did not have a significant impact on the valuation of the warrant liability and the Company began classifying the warrant liability as Level 2 within the fair value hierarchy.  This reclassification from Level 3 reflects that the warrants expire in February 2012 and the warrants’ exercise price is significantly lower than the market price of the underlying common stock on the reporting date.  The fair value of the warrants on December 31, 2010 was determined to be $28.8 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $5.10 on that date, (ii) a risk-free rate of 0.34 percent, (iii) an expected term of 1.2 years, (iv) no dividend yield, and (v) a volatility of 54 percent.  As of September 30, 2011, the fair value of the warrants was determined to be $38.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $8.79 on that date, (ii) a risk-free rate of 0.04 percent, (iii) an expected term of 0.4 years, (iv) no dividend yield and (v) a volatility of 59.9 percent.  The increase in the fair value of the warrants was primarily due to the increase in the price of the Company’s common stock from December 31, 2010 to September 30, 2011 and was recognized in other income (expense) in the consolidated statements of operations.  The changes in the fair value of the warrant liability for the three and nine-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010

Balance, beginning of period	$55,427	$13,225	$28,815	$11,363
Revaluation of warrants	(14,846)	4,781	26,629	8,723
Exercise of warrants	(2,028)	---	(16,891)	(2,080)

Balance, end of period	$38,553	$18,006	$38,553	$18,006

The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  The carrying amount of the Company’s bank term loan of $13.0 million at September 30, 2011 approximates fair value due to its variable interest rate and other terms.  The Company’s obligation under its executive compensation plan is based in part on the current fair market value of specified mutual funds, which is therefore stated at its estimated fair value.

9.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans.  The Company’s statement of operations included total compensation cost from share-based payments for the three and nine-month periods ended September 30, 2011 and 2010, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Compensation cost from:
Stock options	$609	$420	$2,215	$1,441
Stock and stock units	971	561	3,589	2,238
Purchases of common stock at a discount	53	16	150	102
	$1,633	$997	$5,954	$3,781

Compensation cost included in:
Research and development expenses	$822	$618	$2,927	$1,746
General and administrative expenses	811	379	3,027	2,035
	$1,633	$997	$5,954	$3,781

Stock option activity under the Company’s stock plans for the nine months ended September 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2011	7,177,191	$4.42
Granted	1,413,519	7.67
Forfeited	(543,295)	4.72
Exercised	(1,126,805)	4.41
Options outstanding, September 30, 2011	6,920,610	$5.06

Stock and stock unit activity under the Company’s stock plans for the nine months ended September 30, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	2,779,300	$2.83
Granted	1,245,681	7.40
Forfeited	(115,632)	4.05
Vested or restrictions lapsed	(1,132,665)	3.68
Outstanding, September 30, 2011	2,776,684	$4.49

10.	Net Income (Loss) Per Share

Basic net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding.  Diluted net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect of potential common shares.  The computation of potential common shares has been performed using the treasury stock method.  The changes in income or loss that would result if the warrants were reported as an equity instrument are reflected as an adjustment to the numerator when warrants would be dilutive.  The warrants are antidilutive for all periods presented.  When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

The calculation of net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010

Net income (loss)	$13,910	$(20,400)	$(71,801)	$115,550

Weighted-average shares outstanding - basic	132,587	110,810	131,215	110,045
Dilutive stock options	3,187	---	---	523
Restricted stock and restricted stock units	1,706	---	---	988
Weighted-average shares outstanding - diluted	137, 480	110,810	131,215	111,556

For the three-month and nine-month periods ended September 30, 2011 and 2010, the following potentially dilutive securities were not included in the computation of net income (loss) per share because the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010

Stock options	798	7,300	6,921	6,085
Restricted stock and restricted stock units	---	2,782	2,777	---
Warrants	5,806	9,564	5,806	9,564
	6,604	19,646	15,504	15,649

11.	Recently Issued Accounting Pronouncements

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

Overview

Our vision is to transform the lives of cancer patients with breakthrough medicines.  Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest and most urgent unmet medical need – aggressive cancers where current therapies are inadequate.  Our goal is to build a fully integrated oncology company focused on novel, molecularly targeted therapies to treat solid tumors and hematologic cancers.

Product Development and Discovery

Our lead cancer product candidate, ridaforolimus, previously known as deforolimus, is being studied in multiple clinical trials in patients with various types of cancers.  In July 2007, we entered into a global collaboration agreement, or the Collaboration Agreement, with Merck & Co., Inc., or Merck, under which we shared responsibility for the development, manufacturing and commercialization of ridaforolimus for use in cancer.  In May 2010, we entered into an amended and restated agreement with Merck, referred to as the License Agreement, that replaced the Collaboration Agreement.  Under the terms of the License Agreement, we granted Merck an exclusive license to ridaforolimus for use in cancer, and Merck assumed responsibility for all activities related to the development, manufacturing and commercialization of ridaforolimus, as discussed further below.  We initiated patient enrollment in our initial Phase 3 clinical trial of ridaforolimus in patients with metastatic sarcoma in the third quarter of 2007.  We enrolled a total of 711 patients in this trial and, in January and June 2011, announced results showing that ridaforolimus met the primary endpoint of improved progression-free survival, or PFS, compared to placebo.  This clinical trial remains active, and patients continue to be followed to gather additional data on secondary endpoints, including overall survival.  Based on these results, Merck submitted a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, for ridaforolimus in the third quarter of 2011 and the NDA and MAA have been accepted for review by these agencies.  In addition, Merck is currently continuing development of ridaforolimus, as both a single agent and in combination with other agents, in Phase 1 and Phase 2 clinical trials in several other cancer indications.

Our second product candidate, ponatinib, also known as AP24534, is an investigational pan BCR-ABL inhibitor that we believe has broad potential applications in various hematological cancers and solid tumors.  In the third quarter of 2010, we initiated patient enrollment in a pivotal Phase 2 clinical trial of ponatinib in patients with chronic myeloid leukemia, or CML, or Philadelphia positive acute lymphoblastic leukemia, or Ph+ ALL who were resistant or intolerant to the second generation BCR-ABL inhibitors, nilotinib or dasatinib, or in CML or Ph+ ALL patients with the T315I mutation.  This study, named the PACE trial (Ponatinib Ph+ ALL and CML Evaluation), is designed to provide definitive clinical data for regulatory approval of ponatinib in this setting.  The primary endpoints are major cytogenetic response rate for chronic phase patients and major hematologic response rate for accelerated or blast phase CML patients and Ph+ ALL patients.  Secondary endpoints include major molecular response rate, duration of response, progression-free survival and overall survival.  We completed patient enrollment in this trial in the third quarter of 2011, having enrolled a total of approximately 450 patients.

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

Our third product candidate is AP26113, an investigational dual inhibitor of anaplastic lymphoma kinase, or ALK, and epidermal growth factor receptor, or EGFR – two clinically validated targets in non-small cell lung cancer, or NSCLC.  We submitted an investigational new drug application, or IND, for AP26113 in June of 2011 and initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011.  The initial Phase 1 dose-escalation trial will include patients with advanced solid tumors, particularly those with NSCLC. Patients enrolled in this multicenter study will be either refractory to available therapies or have no standard treatment available to them. The primary objective of the Phase 1 segment of the Phase 1/2 trial is to determine the initial safety, tolerability, pharmacokinetic profile, recommended dose (anticipated to be once daily), and preliminary anti-tumor activity of AP26113. We expect to enroll approximately 30 to 50 patients in this portion of the trial.  The Phase 2 part of the trial is expected to begin in the second half of 2012 and will include four genetically defined patient cohorts.  The Phase 2 trial is planned to enroll approximately 80 patients and will provide further data on the preliminary anti-tumor activity of AP26113 in these molecularly defined patient populations.

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

In May 2010, we entered into an Amended and Restated Collaboration and Exclusive License Agreement, or the License Agreement, with Merck that replaces the Collaboration Agreement.  Under the terms of the License Agreement, we have granted Merck an exclusive license to develop, manufacture and commercialize ridaforolimus in oncology, and Merck assumed responsibility for all activities related to the development, manufacture and commercialization of ridaforolimus and funds100 percent of all ridaforolimus costs effective as of January 1, 2010.  If ridaforolimus receives regulatory approval, Merck will be responsible for selling ridaforolimus worldwide, will record global sales and will pay us tiered double-digit royalties on global net sales.  The License Agreement provided us with an option to co-promote ridaforolimus for all indications in the United States and, in such case, we would be compensated by Merck for our sales efforts.  We have elected to exercise our option to co-promote ridaforolimus for the sarcoma indication, subject to the terms of a co-promotion agreement being negotiated by us and Merck.

Under the License Agreement, Merck paid us an initial up-front fee of $50 million in the second quarter of 2010 and has agreed to pay us up to $514 million in potential regulatory and sales milestone payments, based on the successful development of ridaforolimus in multiple potential cancer indications or upon achievement of specified product sales thresholds.  Through September 30, 2011, Merck has paid us a $25 million milestone payment, in the third quarter of 2011, for acceptance of the marketing authorization application in Europe for the sarcoma indication.  Potential additional milestone payments include up to $40 million associated with potential regulatory filings and approvals for the sarcoma indication (consisting of $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus in the European Union, including first pricing and reimbursement approval granted by a regulatory authority in any major European country or by the EMA, and $5 million for marketing approval of ridaforolimus in Japan), up to $249 million associated with potential regulatory filings and approvals for other cancer indications, and up to $200 million associated with the achievement of certain sales thresholds.

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

For the nine months ended September 30, 2011, we reported total revenue of $25.2 million.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.  Effective January 1, 2011, we adopted the accounting for multiple element guidance included in ASU 2009-13.  The adoption had no impact on our consolidated financial statements.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and is based on the selling price of the deliverables.  When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized.  Regarding our Collaboration Agreement with Merck for the development, manufacturing and commercialization of ridaforolimus, in effect from July 2007 to May 2010, we determined the license and development deliverables constituted one unit of accounting and, therefore, the up-front and milestone payments were deferred and recognized over the performance period.  Regarding our License Agreement with Merck entered into in May 2010 that replaced the Collaboration Agreement, we determined that the license and the transition services were separate units of accounting, and because the fair value of the undelivered transition services is known, the amounts received related to the license and transition services are recognized in the period in which they are received or the services are rendered.  Milestone payments under the License Agreement are recognized when earned.  In the three-month period ended September 30, 2011, the Company received and earned a $25 million milestone payment.

Intangible Assets

At September 30, 2011, we reported $6.3 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization.  The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable.  This evaluation involves estimates of future net cash flows expected to be generated by the asset.  Such estimates require judgment regarding future events and expected cash flows.  Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations.  If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, we may be required to reserve or write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites.  These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet.  At September 30, 2011, we reported accrued product development expenses of $8.9 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have obtained through reports, correspondence and discussions with our vendors.  Our estimates of accrued expenses based on such information require judgment.  Actual costs may vary from such estimates.  When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants outstanding at September 30, 2011 to purchase 5,805,843 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, are classified as a derivative liability.  Accordingly, the fair value of the warrants is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our consolidated statement of operations.  At September 30, 2011, we reported a warrant liability of $38.6 million on our balance sheet.  These warrants expire in February 2012 if not exercised by that date.

In the nine-month period ended September 30, 2011, a total of 3,757,767 warrants were exercised for proceeds to us of approximately $8.1 million.  Upon exercise of the warrants, the warrant liability is reduced by the portion of the warrant liability applicable to the exercised warrants, and stockholders’ equity is increased by this same amount plus the proceeds from the exercise.

The fair value of the warrants is determined using the Black-Scholes option valuation model.  Fluctuations in the assumptions and factors used in the Black-Scholes model would result in adjustments to the fair value of the warrants recorded on our balance sheet reflected through charges or credits in our statement of operations.  The primary factor in the Black-Scholes model that impacts the fair value of the warrants is the market value of our common stock on the date of the valuation.  If the market value of our common stock on September 30, 2011 were 10 percent higher or lower than used in the valuation of such warrants, our valuation of the warrants would have increased or decreased by $5.1 million with such difference reflected in our statement of operations.

Results of Operations

For the three months ended September 30, 2011 and 2010

Revenue

We recorded total revenue of $25.1 million in the three-month period ended September 30, 2011, compared to $1.2 million in the corresponding period in 2010.  Total revenue in 2011 consists primarily of a $25 million milestone payment received pursuant to our License Agreement with Merck.  Total revenue in 2010 consisted primarily of service revenue of $1.2 million, related to services provided to Merck pursuant to the License Agreement.  We do not expect significant revenue over the remainder of 2011, as no additional milestone payments are expected from Merck in 2011.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $6.5 million, or 49 percent, to $19.7 million in the three-month period ended September 30, 2011, compared to $13.2 million in the corresponding period in 2010, as described in further detail below.

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

Our R&D expenses for the three-month period ended September 30, 2011, as compared to the corresponding period in 2010, were as follows:

	Three months ended September 30,		Increase/
In thousands	2011	2010	(decrease)
Direct external expenses:
Clinical programs	$9,585	$4,365	$5,220
Preclinical programs	---	102	(102)
All other R&D expenses	10,107	8,701	1,406
	$19,692	$13,168	$6,524

In 2011, our clinical programs consisted of ponatinib, our pan BCR-ABL inhibitor, and AP26113, our ALK and EGFR inhibitor for which we filed an IND in June 2011 and commenced a Phase 1/2 clinical trial in the third quarter of 2011.  In 2010, our clinical programs consisted of ponatinib only, as we had transferred responsibility for development of ridaforolimus to Merck pursuant to the License Agreement entered into in May 2010.

Direct external expenses for our second clinical program, ponatinib, were $8.6 million in the three-month period ended September 30, 2011, an increase of $4.3 million as compared to the corresponding period in 2009.  The increase is due primarily to an increase in clinical trial costs of $2.4 million, contract manufacturing costs of $1.2 million, and supporting non-clinical costs of $664,000.  Clinical trial costs increased due primarily to continued enrollment and treatment of patients in our Phase 2 PACE clinical trial offset in part by a decrease in costs of our Phase 1 clinical trial as treatment of patients and other activities have decreased over this time period.  Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate.  Non-clinical costs increased primarily due to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene.  We expect that our direct external expenses for ponatinib will increase in the fourth quarter of 2011 as compared to the third quarter of 2011 as we continue to treat patients in both our ongoing Phase 1 and Phase 2 clinical trials and continue various studies and initiatives designed to support regulatory filings.

Direct external expenses for AP26113 were $955,000 in the three-month period ended September 30, 2011, and were included in clinical programs in the table above, as compared to $102,000 in the three-month period ended September 30, 2010, which were included in preclinical programs.  The increase in expenses for AP26113 was due to the initiation of our Phase 1/2 clinical trial for this product candidate in the current period as well as on-going manufacturing initiatives to supply material for clinical trials.  We expect that our direct external expenses for AP26113 in the fourth quarter of 2011 will increase as we continue to enroll patients in our on-going clinical trial of this product candidate.

All other R&D expenses increased by $1.4 million in the three-month period ended September 30, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to an increase in intellectual property costs of $601,000 related to amortization for certain capitalized patent costs, an increase in personnel costs of $326,000 due primarily to higher stock-based compensation costs as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based awards in 2011 as well as an increase in costs to recruit personnel, and an increase in professional services of $335,000 due to initiatives to upgrade systems and technology used in our business.  We expect that all other R&D expenses will increase in the fourth quarter of 2011 to support the expanding development of ponatinib and AP26113 as well as our ongoing discovery research efforts aimed at identifying our next oncology development candidate.

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

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 70 percent, to $6.3 million in the three-month period ended September 30, 2011, compared to $3.7 million in the corresponding period in 2010.  This increase was due primarily to an increase in professional services of $2.0 million primarily as a result of an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ridaforolimus and ponatinib, and an increase in personnel costs of $540,000 as a result of increased stock-based compensation expense due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 as well as an increase in costs to recruit personnel.  We expect that general and administrative expenses in the fourth quarter of 2011 will remain at approximately the current level.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $33,000 in the three-month period ended September 30, 2011 from $29,000 in the corresponding period in 2010, as a result of a higher average balance of funds invested in 2011.

Interest expense decreased to $49,000 in the three-month period ended September 30, 2011 from $52,000 in the corresponding period in 2010 as a result of lower interest rates on our debt in 2011.

Revaluation of Warrant Liability

The fair value of our warrant liability at September 30, 2011 was $16.9 million lower than its fair value at June 30, 2011, due to the impact of the exercise of warrants to purchase 231,990 shares of our common stock in the third quarter of 2011 and the revaluation of our warrant liability at September 30, 2011.  The revaluation of our warrant liability resulted in a non-cash credit of $14.8 million for the three-month period ended September 30, 2011 that was due primarily to the decrease in the market price of our common stock from $11.33 at June 30, 2011 to $8.79 at September 30, 2011.  The revaluation of our warrant liability in the corresponding period in 2010 resulted in a non-cash charge of $4.8 million.  Potential future increases or decreases in our stock price, or other changes in the factors that impact the valuation of the warrant liability, will result in charges or credits recognized in our consolidated statement of operations in future periods.  Such charges or credits will not have any impact on our cash balances, current liquidity or cash flows unless the conditions that require cash settlement are met.  These conditions include a change in control and the price of our common stock at less than the $2.15 warrant exercise price.  These warrants expire in February 2012.

Operating Results

We reported a loss from operations of $920,000 in the three-month period ended September 30, 2011 compared to a loss from operations of $15.6 million in the corresponding period in 2010, a decrease of $14.7 million.  We also reported net income of $14.0 million in the three-month period ended September 30, 2011, compared to a net loss of $20.4 million in the corresponding period in 2010, a decrease in net loss of $34.4 million.  The decrease in loss from operations and net loss is primarily due to the $25 million milestone payment received pursuant to our License Agreement with Merck and the change in the valuation of our warrant liability.  Our results of operations for the remainder of 2011 will vary from those of the quarter ended September 30, 2011 and actual losses will depend on a number of factors, including the progress of our product development programs, the progress of our discovery research programs, the impact of commercial and business development activities and other factors.  The extent of such losses will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the nine months ended September 30, 2011 and 2010

Revenue

We recorded total revenue of $25.2 million in the nine-month period ended September 30, 2011, compared to $178.4 million in the corresponding period in 2010.  Total revenue in 2011 consists primarily of the $25 million milestone payment received pursuant to our License Agreement with Merck.  Total revenue in 2010 consisted of license and collaboration revenue of $174.4 million and service revenue of $4.0 million.  License and collaboration revenue in 2010 reflects primarily revenue from Merck pursuant to the Collaboration Agreement and License Agreement.  Service revenue of $4.0 million in the nine-month period ended September 30, 2010 consisted of transition services provided to Merck pursuant to the License Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $11.2 million, or 27 percent, to $53.0 million in the nine-month period ended September 30, 2011, compared to $41.8 million in the corresponding period in 2010.

Our R&D expenses for the nine-month period ended September 30, 2011, as compared to the corresponding period in 2010, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2011	2010	(decrease)
Direct external expenses:
Clinical programs	$21,656	$16,377	$5,280
Preclinical programs	1,900	208	1,691
All other R&D expenses	29,464	25,232	4,232
	$53,020	$41,817	$11,203

Direct external expenses for ridaforolimus in the nine-month period ended September 30, 2010 amounted to $8.5 million, reflecting our share of the costs of global development of this product candidate with Merck.  Pursuant to the License Agreement entered into in May 2010, Merck now funds 100 percent of the cost of ridaforolimus.  As a result, we incurred no expenses for the continued development of ridaforolimus in the nine-month period ended September 30, 2011.

Direct external expenses for our second clinical program, ponatinib, were $20.7 million in the nine-month period ended September 30, 2011, an increase of $12.8 million as compared to the corresponding period in 2010.  The increase is due primarily to an increase in clinical trial costs of $7.9 million, contract manufacturing costs of $2.3 million and supporting non-clinical costs of $2.6 million.  Clinical trial costs increased due to increased enrollment and continued treatment of patients in our Phase 2 clinical trial, offset in part by a decrease in costs of our Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period.  Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate.  Non-clinical costs increased primarily due to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify the T315I mutation of the BCR-ABL gene.

Direct external expenses for AP26113 were $2.9 million in the nine-month period ended September 30, 2011, of which $955,000 are included in clinical programs and $1.9 million are included in preclinical programs in the table above, reflecting the transfer of this program to a clinical development status in the third quarter of 2011.  Direct external expenses for AP26113 were $208,000 in the nine-month period ended September 30, 2010.  The increase in expenses for AP26113 was due to manufacturing activities to support the submission of the IND and to supply material for clinical trials, as well as costs associated with the initiation in the third quarter of 2011 of our Phase 1/2 clinical trial for this product candidate.

All other R&D expenses increased by $4.2 million in the nine-month period ended September 30, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to a decrease of $3.3 million in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010, an increase in professional services of $839,000 due to initiatives to upgrade systems and technology used in our business, and an increase in stock-based compensation expense of $1.2 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based awards in 2011, offset in part by a decrease in other personnel costs of $1.2 million due to a lower number of employees in the first six months of 2011 as compared to the same period in 2010.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, or 42 percent, to $17.3 million in the nine-month period ended September 30, 2011, compared to $12.2 million in the corresponding period in 2010.  This increase was due primarily to an increase in professional services of $3.4 million primarily as a result of an increase in corporate and commercial development initiatives, an increase in stock-based compensation expense of $1.0 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based awards in 2011, and a decrease of $444,000 in Merck’s reimbursement to us for our services pursuant to the Collaboration Agreement in effect until May 2010.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $132,000 in the nine-month period ended September 30, 2011 from $51,000 in the corresponding period in 2010, as a result of a higher average balance of funds invested in 2011.

Interest expense increased to $172,000 in the nine-month period ended September 30, 2011 from $160,000 in the corresponding period in 2010 as a result of higher average borrowings in 2011.

Revaluation of Warrant Liability

The fair value of our warrant liability at September 30, 2011 was $9.7 million higher than its fair value at December 31, 2010, due to the net impact of the exercise of warrants to purchase 3,757,767 shares of our common stock in the first three quarters of 2011 and the revaluation of our warrant liability at September 30, 2011.  The revaluation of our warrant liability resulted in a non-cash charge of $26.6 million for the nine-month period ended September 30, 2011 and was due primarily to increases in the market price of our common stock from $5.10 at December 31, 2010 to $8.79 at September 30, 2011.  The revaluation of our warrant liability in the corresponding period in 2010 resulted in a non-cash charge of $8.7 million for the nine-month period ended September 30, 2010.

Operating Results

We reported a loss from operations of $45.1 million in the nine-month period ended September 30, 2011 compared to income from operations of $124.4 million in the corresponding period in 2010, a change of $169.5 million.  This change is due primarily to the decrease in revenue as a result of the accounting impact of the License Agreement entered into with Merck in May 2010 and the increase in operating expenses discussed above.  We also reported a net loss of $71.8 million in the nine-month period ended September 30, 2011, compared to net income of $115.6 million in the corresponding period in 2010, a change of $187.4 million, reflecting the change in loss from operations noted above plus the revaluation of the warrant liability.

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

Sources of Funds

For the three-month and nine-month periods ended September 30, 2011 and 2010, our sources of funds were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2011	2010		2011	2010
Up-front and milestone payments from Merck, included in cash provided by operating activities	$25,000	$	---	$25,000	$50,000
Sales/issuances of common stock:
Upon exercise of warrants	499		---	8,079	2,624
Pursuant to stock option and purchase plans	810		238	4,469	524
Proceeds from long-term borrowings	---		---	4,375	---
	$26,309		$238	$41,923	$53,148

Our up-front and milestone payments from Merck were received pursuant to the License Agreement entered into in May 2010.  These payments are included in cash provided by (used in) operating activities in our consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010 but are presented separately in this analysis due to the non-recurring nature of these payments.

The amount of funding we seek to raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million.  The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants.  The warrants became exercisable on August 25, 2009 and will expire on February 25, 2012 if not exercised by that date.  In the nine-month period ended September 30, 2010, 1,220,414 warrants were exercised for proceeds to us of $2.6 million.  In the nine-month period ended September 30, 2011, 3,757,767 warrants were exercised for proceeds to us of approximately $8.1 million.  Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings upon exercise.  The sum of the fair value of the exercised warrants and the proceeds received were credited to additional paid-in-capital and totaled $25.0 million for the nine months ended September 30, 2011.  At September 30, 2011, there were 5,805,843 warrants outstanding which, if exercised, would result in proceeds of $12.5 million.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business.  For the three-month and nine-month periods ended September 30, 2011 and 2010, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010

Net cash (provided by) used in operating activities	$(4,843)	$1,461	$30,598	$(18,779)
Less up-front and milestone payments from Merck	25,000	---	25,000	50,000
Adjusted net cash used in (provided by) operating activities	20,157	1,461	55,598	31,221
Repayment of long-term borrowings and capital leases	364	554	1,101	1,487
Investment in intangible assets	151	121	563	517
Investment in property and equipment	170	552	1,147	980
Payment of tax withholding obligations related to stock compensation	---	---	827	---
	$20,842	$2,688	$59,236	$34,205

The net cash (provided by) used in operating activities is comprised of our net income (losses), adjusted for non-cash expenses, changes in deferred revenue, including deferrals of up-front and milestone payments received from licenses, and working capital requirements.  As noted above, our net income for the three-month period ended September 30, 2011 increased by $34.3 and net loss for the nine-month period ended September 30, 2011 increased by $187.4 million, as compared to the corresponding period in 2010, due in large part to the accounting impact of the License Agreement entered into with Merck in May 2010, which triggered the acceleration of the recognition of $109.4 million of previously deferred revenue, and the revaluation of our warrant liability.  After taking into account these non-cash items, and after adjusting for the $50 million up-front payment and $25 million milestone payment from Merck pursuant to the License Agreement, our adjusted net cash used in operating activities increased by $18.7 million in the three-month period ended September 30, 2011 as compared to the corresponding period in 2010, and $24.4 million in the nine-month period ended September 30, 2011 as compared to the comparable period in 2010.  These changes reflect overall increases in operating expenses and changes in working capital.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2011, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans.  These non-cancellable contractual obligations were comprised of the following as of September 30, 2011:

		Payments Due By Period
In thousands	Total	In 2011	2012 through 2014	2015 through 2016	After 2016

Long-term debt	$12,950	$350	$7,700	$4,900	$	---

Lease agreements	39,575	522	13,762	10,783		14,508

Employment agreements	4,345	1,439	2,906	---		---

Other long-term obligations	5,672	---	5,672	---		---

Total fixed contractual obligations	$62,542	$2,311	$30,040	$15,683		$14,508

Long-term debt consists of scheduled principal payments on such debt.  Interest on our long-term debt is based on variable interest rates.  Assuming a constant interest rate of 1.53 percent, our average interest rate on our debt at September 30, 2011, over the remaining term of the debt, our interest expense would total approximately $49,000 for the remainder of 2011, $453,000 in the period 2012 through 2014, and $46,000 in 2015.

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

Liquidity

At September 30, 2011, we had cash and cash equivalents totaling $86.3 million and working capital of $67.4 million, compared to cash and cash equivalents totaling $103.6 million and working capital of $88.8 million at December 31, 2010.  For the nine-month period ended September 30, 2011, we reported a net loss of $71.8 million and cash used in operating activities of $30.6 million.  Based on our current operations, we believe that our cash and cash equivalents will be sufficient to fund our operations to the fourth quarter of 2012.  This estimate assumes receipt in 2012 of a $25 million milestone payment from Merck for marketing approval of ridaforolimus in the United States.  This estimate also assumes the exercise of our outstanding warrants, which expire in February 2012, which would result in proceeds to us of $12.5 million.

We do not have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities.  We expect to continue to incur significant operating expenses related to our research and development activities in the fourth quarter of 2011 and beyond.  There are numerous factors that are likely to affect the level of spending on our research and development programs including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib and AP26113, the extent of other development activities for ponatinib and AP26113, including product and process development, the progress of our preclinical and discovery research programs, the timing and amount of any future milestone and royalty payments related to ridaforolimus from Merck, the potential proceeds from the exercise of outstanding warrants to purchase our common stock, and the impact of our business development activities.

As noted previously, our License Agreement with Merck provides potential funding in the form of up to $514 million in regulatory and sales milestone payments, including potential near-term milestone payments related to the Phase 3 SUCCEED clinical trial of ridaforolimus in patients with bone and soft-tissue sarcomas.  In January and June 2011, we announced results from this clinical trial showing that ridaforolimus met the primary endpoint of improved progression-free survival compared to placebo.  Based on these results, Merck submitted an NDA for ridaforolimus to the FDA and an MAA for ridaforolimus to the EMA in the third quarter of 2011.  The acceptance of the submission of the MAA by the EMA triggered the payment of a $25 million milestone by Merck to us in the third quarter of 2011.  We will be eligible to receive up to $40 million in additional milestone payments from Merck related to the sarcoma indication (consisting of $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus in the European Union, including first pricing and reimbursement approval granted by a regulatory authority in any major European country or by the EMA, and $5 million for marketing approval in Japan).  In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck will pay us tiered double-digit royalties on global net sales of ridaforolimus.  We have also exercised our option to co-promote ridaforolimus with Merck in the United States, subject to the terms of a co-promotion agreement being negotiated by the parties, pursuant to which Merck will reimburse us for our sales efforts.

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

We may also seek to raise funds by issuing common stock or other securities in one or more private placements or public offerings, as market conditions permit, or through the issuance of debt.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  At September 30, 2011, we had warrants outstanding to purchase 5,805,843 shares of our common stock from our registered direct offering of common stock in February 2009, which, if exercised, would provide $12.5 million in proceeds to the Company.  These warrants have an exercise price of $2.15 per share and expire in February 2012 if not exercised prior to that time.  In the nine-month period ended September 30, 2011, a total of 3,757,767 warrants were exercised by the holders for proceeds to us of approximately $8.1 million.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

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

Our investments are sensitive to interest rate risk.  However, because our available funds at September 30, 2011, are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material.

At September 30, 2011, we have recorded as a liability the fair value of warrants to purchase 5,805,843 shares of our common stock issued to investors in connection with a registered direct offering of our common stock on February 25, 2009.  The fair value of this warrant liability was determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the market price and volatility of our common stock.  In the event of a hypothetical 10% increase in the market price of our common stock on which the September 30, 2011 valuation was based, the value would have increased by up to $5.1 million.  Such increase would have been reflected as additional loss on revaluation of the warrant liability in our statement of operations.

At September 30, 2011, we had $13.0 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25% to 2.25%.  This note is sensitive to interest rate risk.  In the event of a hypothetical 10% increase in the interest rate on which the loan is based (15 basis points at September 30, 2011), we would incur approximately $19,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.                      OTHER INFORMATION

ITEM 1A.                     RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.                        EXHIBITS

10.1+	Executive Employment Agreement, dated September 3, 2011, by and between ARIAD Pharmaceuticals, Inc. and Martin J. Duvall.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@
The following materials from ARIAD Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(+)	Management contract or compensatory plan arrangement.

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: November 7, 2011		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Executive Employment Agreement, dated September 3, 2011, by and between ARIAD Pharmaceuticals, Inc. and Martin J. Duvall.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@
The following materials from ARIAD Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(+)	Management contract or compensatory plan arrangement.

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