Form 10-K/A
period 2011-12-31
ARIAD PHARMACEUTICALS INC
filed 2012-03-30
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of ARIAD Pharmaceuticals, Inc. (the “Company”) for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is to furnish the Interactive Data Files on Exhibit 101.

As permitted by Rule 405(a)(2)(ii) of Regulation S-T, the Company is furnishing the Interactive Data Files on Exhibit 101 by amendment within 30 days of the original filing date of the Form 10-K.  No other changes have been made to the Form 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 30th day of March, 2012.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Edward M. Fitzgerald
Name:	Edward M. Fitzgerald
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

ARIAD Pharmaceuticals, Inc.

Form 10-K for the year ended December 31, 2011

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Certificate of Ownership and Merger of ARIAD Corporation into ARIAD Pharmaceuticals, Inc. dated December 28, 2011	**
3.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended		10-Q (Exhibit 3.1)	05/10/10	000-21696
3.2	Amended and Restated By-laws of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.1)	08/27/09	000-21696
4.1	Specimen common stock certificate of ARIAD Pharmaceuticals, Inc.	**
4.2	Form of Warrant to Purchase Common Stock dated February 25, 2009		8-K (Exhibit 10.2)	02/20/09	000-21696

Leases and Credit Agreements
10.1	.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc.		10 (Exhibit 10.1)	04/30/93	000-21696
	.2	Eighth Amendment to Lease dated October 30, 2006		10-K (Exhibit 10.57)	03/14/07	000-21696
	.3	Ninth Amendment to Lease dated May 20, 2011, between ARIAD Corporation and UP 26 Landsdowne LLC		10-Q (Exhibit 10.1)	08/09/11	000-21696
	.4	Assignment and Assumption dated December 31, 2011, by and between ARIAD Corporation and ARIAD Pharmaceuticals, Inc. (for lease at 26 Landsdowne Street)	**
10.2	.1	Credit Agreement, dated as of March 12, 2003, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and Citizens Bank of Massachusetts		10-Q (Exhibit 10.1)	05/13/03	000-21696
	.2	Amendment No. 1 to Credit Agreement, dated as of December 31, 2003		10-K (Exhibit 10.57)	03/02/04	000-21696

	.3	Amendment No. 2 to Credit Agreement dated as of December 31, 2004		10-K (Exhibit 10.52)	02/18/05	000-21696
.4
Amendment No. 3 to Credit Agreement, dated as of March 26, 2008, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. and RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts
				8-K (Exhibit 10.2.4)	03/27/08	000-21696
	.5	Waiver and Amendment No. 4 to Credit Agreement dated as of June 19, 2009, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association		10-Q (Exhibit 10.3)	08/10/09	000-21696
	.6	Waiver and Amendment No. 5 to Credit Agreement dated as of December 14, 2009		10-K (Exhibit 10.2.6)	03/16/10	000-21696
	.7	Amendment No. 6 to Credit Agreement, dated as of January 6, 2011		8-K (Exhibit 10.2.7)	01/12/11	000-21696
	.8	Amendment No. 7 to Credit Agreement, dated as of December 28, 2011, by and among ARIAD Pharmaceuticals, Inc., ARIAD Corporation and RBS Citizens, National Association	**
10.3		Security Agreement - All Assets, dated as of March 12, 2003, by and between ARIAD Pharmaceuticals, Inc. and Citizens Bank of Massachusetts		10-Q (Exhibit 10.3)	05/13/03	000-21696
10.4		Security Agreement - All Assets, dated as of March 12, 2003, by and between ARIAD Corporation and Citizens Bank of Massachusetts		10-Q (Exhibit 10.4)	05/13/03	000-21696
10.5
Third Amended and Restated Term Note, dated March 26, 2008, issued by ARIAD Pharmaceuticals, Inc., ARIAD Corporation and ARIAD Gene Therapeutics, Inc. to RBS Citizens, National Association, successor by merger to Citizens Bank of Massachusetts
				8-K (Exhibit 10.2.4)	03/27/08	000-21696

Agreements with Respect to Collaborations, Licenses, Research and Development
10.6	Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc.*	10-K (Exhibit 10.14)	03/10/98	000-21696
10.7	Revised and Restated Research and Development Agreement, dated as of March 15, 2002, by and between ARIAD Pharmaceuticals, Inc. and ARIAD Corporation	10-K (Exhibit 10.53)	03/22/02	000-21696
10.8	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*	10-Q (Exhibit 10.1)	05/10/05	000-21696
10.9	Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*	10-Q (Exhibit 10.2)	05/10/05	000-21696
10.10	License Agreement, dated October 9, 2007, among ARIAD Pharmaceuticals, Inc., ARIAD Gene Therapeutics, Inc. and ICON Medical Corp.*	10-K (Exhibit 10.13)	03/16/10	000-21696
10.11	Amended and Restated Collaboration and Exclusive License Agreement, dated May 4, 2010, between ARIAD Pharmaceuticals, Inc. and Merck, Sharpe & Dohme Corp.*	10-Q (Exhibit 10.1)	08/09/10	000-21696

Agreements with Executive Officers and Directors
10.12	Amended and Restated Executive Employment Agreement, dated April 30, 2010, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. +	8-K (Exhibit 10.1)	05/03/10	000-21696
10.13	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and David L. Berstein, Esq.+	10-Q (Exhibit 10.4)	08/09/10	000-21696
10.14	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Daniel M. Bollag, Ph.D.+	10-Q (Exhibit 10.5)	08/09/10	000-21696
10.15	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.+	10-Q (Exhibit 10.6)	08/09/10	000-21696

10.16		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Pierre F. Dodion, M.D., M.B.A.+		10-Q (Exhibit 10.7)	08/09/10	000-21696
10.17		Executive Employment Agreement, dated September 3, 2011, by and between ARIAD Pharmaceuticals, Inc. and Martin J. Duvall+		10-Q (Exhibit 10.1)	11/07/11	000-21696
10.18		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald+		10-Q (Exhibit 10.8)	08/09/10	000-21696
10.19		Amended and Restated Executive Employment Agreement, dated May 1, 2010, by and between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.+		10-Q (Exhibit 10.9)	08/09/10	000-21696
10.20		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Raymond T. Keane, Esq.+		10-Q (Exhibit 10.10)	08/09/10	000-21696
10.21	.1	ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-K (Exhibit 10.41)	03/10/98	000-21696
	.2	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-Q (Exhibit 10.2)	11/09/05	000-21696
10.22		ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan (as amended and restated effective October 1, 2008)+		10-K (Exhibit 10.31)	03/16/09	000-21696
10.23		Director Compensation Arrangements+	**
10.24		Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers+		10-K (Exhibit 10.33)	03/16/09	000-21696

Equity Compensation Plans
10.25	.1	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees and Consultants, as amended+	10-K (Exhibit 10.13)	03/31/95	000-21696
	.2	Amendment to the 1991 Stock Option Plan for Employees and Consultants+	10-Q (Exhibit 10.36)	08/12/97	000-21696
10.26		ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors+	10 (Exhibit 10.15)	04/30/93	000-21696

10.27	.1	ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors+		10-K (Exhibit 10.24)	03/31/95	000-21696
	.2	Amendment to the 1994 Stock Option Plan for Non-Employee Directors.+		10-Q (Exhibit 10.37)	08/12/97	000-21696
10.28		Amended and Restated ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan+		Def 14A (Appendix A)	04/30/09	000-21696
10.29		ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended and restated+		10-Q (Exhibit 10.3)	11/09/05	000-21696
10.30	.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended+		Def 14A (Appendix A)	05/02/11	000-21696
	.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+	**
	.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+	**
	.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+	**
	.5	Form of Restricted Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+	**
21.1		Subsidiaries of ARIAD Pharmaceuticals, Inc.	**
23.1		Consent of Deloitte & Touche LLP	**
31.1		Certification of the Chief Executive Officer	**
31.2		Certification of the Chief Financial Officer	**
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101
The following materials from ARIAD Pharmaceutical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.***
X

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)	These exhibits were previously included with the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.
(***)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.