Form 10-Q
period 2012-03-31
ARIAD PHARMACEUTICALS INC
filed 2012-05-09
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2012 was 165,728,859.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198,222	$306,256
Marketable securities	89,532	—
Other current assets	3,085	1,311

Total current assets	290,839	307,567

Restricted cash	749	749

Property and equipment, net	6,699	6,611

Intangible and other assets, net	5,627	5,785

Total assets	$303,914	$320,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,722	$5,728
Current portion of long-term debt and capital lease obligations	1,626	1,454
Accrued compensation and benefits	3,858	1,209
Accrued product development expenses	10,961	11,948
Other accrued expenses	4,704	3,634
Current portion of deferred executive compensation	963	1,032
Current portion of deferred revenue	231	231
Other current liabilities	136	136

Total current liabilities	29,201	25,372

Long-term debt and capital lease obligations	10,678	11,215

Deferred executive compensation	3,527	2,723

Deferred revenue	711	768

Other long-term liabilities	2,532	1,854

Warrant liability	—	58,639

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2012 and 2011; issued and outstanding, 165,474,108 shares in 2012 and 157,608,702 shares in 2011	165	158
Additional paid-in capital	869,972	776,946
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(612,857)	(556,963)

Total stockholders’ equity	257,265	220,141

Total liabilities and stockholders’ equity	$303,914	$320,712

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2012	2011

Revenue:
License revenue	$64	$—
Service revenue	17	56

Total revenue	81	56

Operating expenses:
Research and development	28,774	14,574
General and administrative	11,288	4,854

Total operating expenses	40,062	19,428

Loss from operations	(39,981)	(19,372)

Other income (expense):
Interest income	68	55
Interest expense	(57)	(60)
Revaluation of warrant liability	(15,924)	(18,572)

Other income (expense), net	(15,913)	(18,577)

Net loss	$(55,894)	$(37,949)

Net loss per share – basic and diluted	$(0.35)	$(0.29)

Weighted-average number of shares of common stock outstanding – basic and diluted	160,970	128,998

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
In thousands	2012	2011

Net loss	$(55,894)	$(37,949)

Other comprehensive loss:
Net unrealized losses on marketable securities	(15)	—

Other comprehensive loss	(15)	—

Comprehensive loss	$(55,909)	$(37,949)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(55,894)	$(37,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	946
Amortization of premium on marketable securities	7	—
Stock-based compensation	4,913	2,404
Deferred executive compensation expense	633	380
Revaluation of warrant liability	15,924	18,572
Increase (decrease) from:
Other current assets	(1,773)	(594)
Other assets	(22)	2
Accounts payable	616	(63)
Accrued compensation and benefits	2,649	(319)
Accrued product development expenses	(988)	(1,134)
Other accrued expenses	1,601	486
Other current liabilities	712	—
Deferred revenue	(57)	—
Deferred executive compensation paid	103	—

Net cash used in operating activities	(30,561)	(17,269)

Cash flows from investing activities:
Acquisitions of marketable securities	(89,554)	—
Investment in property and equipment	(916)	(423)
Investment in intangible assets	(195)	(241)

Net cash used in investing activities	(90,665)	(664)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	4,375
Repayment of long-term borrowings	(350)	(350)
Principal payments under capital lease obligation	(15)	(24)
Proceeds from issuance of common stock pursuant to warrants	12,482	7,580
Payment of tax withholding obligations related to stock compensation	(2,302)	(324)
Proceeds from issuance of common stock pursuant to stock option and purchase plans	3,377	1,402

Net cash provided by financing activities	13,192	12,659

Net decrease in cash and cash equivalents	(108,034)	(5,274)
Cash and cash equivalents, beginning of period	306,256	103,630

Cash and cash equivalents, end of period	$198,222	$98,356

Supplemental disclosure:
Non-cash transaction – investment in property and equipment included in accounts payable or accruals	$758	$—

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for any other period or the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009.

2. Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At March 31, 2012, all of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $89,532,000 and 89,547,000, respectively. Gross unrealized gains and losses were $10,000 and $25,000, respectively, at March 31, 2012.

At December 31, 2011, the Company had no marketable securities.

3. Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2012 and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
Leasehold improvements	$22,259	$22,252
Construction in progress	770	699
Equipment and furniture	17,696	17,032

	40,725	39,983
Less accumulated depreciation and amortization	(34,026)	(33,372)

	$6,699	$6,611

Depreciation and amortization expense for the three-month periods ended March 31, 2012 and 2011 amounted to $654,000 and $766,000, respectively.

The Company leases certain assets under capital leases having terms up to four years. Assets under capital leases included in property and equipment were as follows at March 31, 2012 and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
Equipment and furniture	$392	$392
Less accumulated depreciation and amortization	(278)	(257)

	$114	$135

4. Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2012 and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
Capitalized patent and license costs	$6,139	$6,799
Purchased technology	5,901	5,901

	12,040	12,700
Less accumulated amortization	(6,476)	(6,957)

	5,564	5,743
Other assets	63	42

	$5,627	$5,785

Amortization expense for intangible assets amounted to $169,000 and $214,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The weighted average amortization period for intangible assets was 14.3 years in 2012 and 14.8 years in 2011.

5. Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at March 31, 2012 and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
Bank term loan	$12,250	$12,600
Capital lease obligations	54	69

	12,304	12,669
Less current portion	(1,626)	(1,454)

	$10,678	$11,215

The term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest rate on the loan was 1.76 percent at March 31, 2012. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of up to four years. These leases have effective interest rates ranging from 5.6 percent to 7.2 percent and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations were as follows at March 31, 2012:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2012	$1,050	$39
2013	2,100	15
2014	4,200	—
2015	4,900	—

	12,250	54
Less current portion	(1,575)	(51)

Long-term portion	$10,675	$3

6. Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period. The grant-date value of awards made in March 2012 was $1.1 million. No awards were made in the first quarter of 2011. The net expense for this plan was $839,000 and $380,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

7. Stockholders’ Equity and Warrants

Authorized Common Stock

At March 31, 2012, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. The warrants became exercisable on August 25, 2009 and were scheduled to expire if not exercised on February 25, 2012. During the year ended December 31, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million. During the year ended December 31, 2011, a total of 3,757,767 warrants were exercised by the holders for proceeds to the Company of approximately $8.1 million. In the first quarter of 2012, the remaining 5,805,843 warrants were exercised by the holders for proceeds to the Company of approximately $12.5 million. Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings. Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received were credited to additional paid-in-capital and totaled $87.0 million in the first quarter of 2012. Upon the exercise of these remaining warrants, the balance of the warrant liability was credited to stockholders’ equity and the liability was eliminated.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the three-month period ended March 31, 2012 were as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
$ in thousands	Shares	Amount

Balance, January 1, 2012	157,608,702	$158	$776,946	$—	$(556,963)	$220,141
Issuance of common stock pursuant to warrant exercises	5,805,843	5	87,040			87,045
Issuance of common stock pursuant to ARIAD stock plans	2,059,563	2	3,375			3,377
Stock-based compensation			4,913			4,913
Payment of tax withholding obligations related to stock-based compensation			(2,302)			(2,302)
Net unrealized losses on marketable securities				(15)		(15)
Net loss					(55,894)	(55,894)

Balance, March 31, 2012	165,474,108	$165	$869,972	$(15)	$(612,857)	$257,265

8. Fair Value of Financial Instruments

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements may be classified based on the amount of subjectivity associated with the inputs to the fair valuation of these assets and liabilities using the following three levels:

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

Level 3—Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The following table presents information about the Company’s assets and liabilities as of March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2012
In thousands	Total	Level 1	Level 2	Level 3
Marketable securities	$89,532	$—	$89,532	$—

	December 31, 2011
In thousands	Total	Level 1	Level 2	Level 3
Warrant liability	$58,639	$—	$58,639	$—

The Company’s marketable securities are carried at fair value. Marketable securities are classified as Level 2 in the fair value hierarchy as they are traded in a dealer market where the price at which the dealer is willing to pay or to sell is more readily available than closing prices. Therefore, their fair value is based on observable inputs other than quoted prices included within Level 1.

The Company’s warrant liability was carried at fair value and, at December 31, 2011, was classified as Level 2 in the fair value hierarchy as the unobservable inputs did not have a significant impact on the valuation of the warrant liability. This classification as Level 2 reflects that the warrants’ exercise price was significantly lower than the market price of the underlying common stock on the reporting date. The fair value of the warrants on December 31, 2011 was determined to be $58.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $12.25 on that date, (ii) a risk-free rate of 0.015%, (iii) an expected term of 0.2 years, (iv) no dividend yield, and (v) a volatility of 59.9%. As of March 31, 2012, all warrants have been exercised and the fair value of the warrants on the exercise date plus the proceeds from exercise were recorded in equity. The changes in the fair value of the warrant liability for the three-month periods ended March 31, 2012 and 2011 were as follows:

In thousands	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$58,639	$28,815
Exercise of warrants	(74,563)	(14,863)
Revaluation of warrant liability	15,924	18,572

Balance at end of period	$—	$32,524

The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan approximates fair value due to its variable interest rate and other terms. The Company’s obligation under its executive compensation plan is based in part on the current fair market value of specified mutual funds, which is therefore stated at its estimated fair value. The carrying amounts of cash equivalents, accounts payable, accrued liabilities, bank term loan liability and executive compensation liability are classified as Level 2 in the fair value hierarchy.

9. Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statement of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Compensation cost from:
Stock options	$2,889	$889
Stock and stock units	1,975	1,461
Purchases of common stock at a discount	49	54

	$4,913	$2,404

Compensation cost included in:
Research and development expenses	$2,516	$1,158
General and administrative expenses	2,397	1,246

	$4,913	$2,404

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

Stock option activity under the Company’s stock plans for the year ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2012	7,381,329	$5.22
Granted	1,531,750	$14.90
Forfeited	(12,063)	$2.89
Exercised	(775,107)	$4.23

Options outstanding, March 31, 2012	8,125,909	$7.14

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

Stock and stock unit activity under the Company’s stock plans for the year ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	2,785,026	$4.51
Granted	901,677	$15.00
Forfeited	(6,800)	$4.13
Vested or restrictions lapsed	(1,420,406)	$3.73

Outstanding, March 31, 2012	2,259,497	$9.19

Included in stock and stock units outstanding in the above table are 392,500 performance share units, awarded in March 2011, that will vest upon regulatory approval of ponatinib by the U.S. Food and Drug Administration on or before December 31, 2016 and 352,000 performance share units, awarded in March 2012, that will vest upon regulatory approval of ponatinib by the European Medicines Agency on or before December 31, 2016. The number of shares that may vest, if any, related to the March 2012 awards is dependent on the timing of approval. The compensation costs for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. Compensation expense related to these performance share units will begin to be recognized when achievement of the performance condition is probable. The unrecognized stock compensation expense associated with the maximum number of shares that may be issued upon achievement of the performance conditions was $11.5 million at March 31, 2012.

10. Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same. For the three-month periods ended March 31, 2012 and 2011, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
In thousands	2012	2011

Outstanding stock options	8,126	6,884
Outstanding restricted stock and restricted stock units	2,259	2,394
Warrants to purchase common stock	—	6,038

	10,385	15,316

11. Recently Adopted or Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires the presentation of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application. The Company adopted this ASU on January 1, 2012, and included a separate consolidated statement of comprehensive income (loss).

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries unless the context requires otherwise.

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

Financial Condition and Results of Operations

At March 31, 2012, we had cash, cash equivalents and marketable securities of $287.8 million, working capital of $261.6 million, and total stockholders’ equity of $257.3 million compared to cash and cash equivalents of $306.3 million, working capital of $282.2 million, and total stockholders’ equity of $220.1 million at December 31, 2011. For the three-month period ended March 31, 2012, we reported a net loss of $55.9 million and cash used in operating activities of $30.6 million. Based on our current operating plan, we believe that our cash and cash equivalents at March 31, 2012 will be sufficient to fund our operations to the end of 2013. This estimate assumes that we receive milestone and royalty payments from Merck & Co., Inc., or Merck, during this period, related to regulatory approvals and commercialization of ridaforolimus for patients with bone and soft-tissue sarcomas, for which Merck has filed for regulatory approval in the United States, Europe and other jurisdictions. However, there can be no assurance that such regulatory approvals will be obtained.

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

AP26113 is an investigational dual inhibitor of anaplastic lymphoma kinase, or ALK, and epidermal growth factor receptor, or EGFR – two clinically validated targets in non-small cell lung cancer, or NSCLC. We initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011. We expect to enroll approximately 30 to 50 patients in the Phase 1 portion of the trial. The Phase 2 portion of the trial is expected to begin in the second half of 2012 and is planned to enroll approximately 80 additional patients. Depending on the results of this trial, we could conduct a potential pivotal trial of AP26113 in patients with NSCLC commencing in 2013.

Ridaforolimus is an investigational mTOR inhibitor that we discovered internally and later licensed in 2010 to Merck. Under the license agreement, Merck is responsible for all activities and has agreed to fund 100 percent of the costs related to the development, manufacturing and commercialization of ridaforolimus in oncology. We intend to co-promote ridaforolimus in the United States, if approved by the FDA. In the third quarter of 2011, Merck filed in both Europe and the United States for regulatory approval of ridaforolimus as a maintenance therapy for patients with metastatic soft-tissue and bone sarcomas who had a favorable response to chemotherapy. In March 2012, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, voted 13 to 1 that a favorable risk-benefit profile for ridaforolimus had not been demonstrated in this setting. The ODAC panel’s conclusion will be considered by the FDA when making its decision regarding the New Drug Application, or NDA, for ridaforolimus. The FDA action date for this NDA is scheduled to be on or before June 5, 2012. Merck continues to develop ridaforolimus in other oncology indications. Under the license agreement, Merck has agreed to pay us milestone payments based on successful development of ridaforolimus and achievement of specified sales thresholds, as well as tiered, double-digit royalties on global net sales.

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

For the three months ended March 31, 2012, we reported total revenue of $81,000. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Regarding our license agreement with Merck entered into in May 2010, the transition services are recognized in the period in which they are received or the services are rendered. Milestone payments under the license agreement are recognized when earned.

Intangible Assets

At March 31, 2012, we reported $5.6 million of intangible assets, consisting of capitalized costs related primarily to purchased and issued patents, patent applications and licenses and the recorded value of the technology associated with our acquisition in September 2008 of the 20-percent minority interest of

ARIAD Gene Therapeutics, Inc. that we did not previously own, net of accumulated amortization. The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable. This evaluation involves estimates of future net cash flows expected to be generated by the asset. Such estimates require judgment regarding future events and expected cash flows. Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations. If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, or if our estimates of future net cash flows expected to be generated by the asset change, we may be required to write down or write off a portion of the carrying value of our intangible assets.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet. At March 31, 2012, we reported accrued product development expenses of $11.0 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have from reports, correspondence and discussions with our vendors. Our estimates of accrued expenses based on such information require judgment. Actual costs may vary from such estimates. When such variances become known, we adjust our expenses accordingly.

Fair Value of Warrants

Warrants outstanding at December 31, 2011 to purchase 5,805,843 shares of our common stock, issued on February 25, 2009 in connection with a registered direct offering of our common stock, were classified as a derivative liability. Accordingly, the fair value of the warrants was recorded on our balance sheet as a liability, and such fair value was adjusted in each financial reporting period with the adjustment to fair value reflected in our consolidated statement of operations. At December 31, 2011, we reported a warrant liability of $58.6 million on our balance sheet.

During the three-month period ended March 31, 2012, all 5,805,843 warrants that were outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million. Upon the exercise of these remaining warrants, the balance of the warrant liability and the proceeds received upon exercise were credited to stockholders’ equity and the liability was eliminated.

The fair value of the warrants was determined using the Black-Scholes option valuation model. Fluctuations in the assumptions and factors used in the Black-Scholes model resulted in adjustments to the fair value of the warrants recorded on our balance sheet reflected through charges or credits in our statement of operations. The primary factor in the Black-Scholes model that impacted the fair value of the warrants was the market value of our common stock on the date of the valuation.

Results of Operations

For the three months ended March 31, 2012 and 2011

Revenue

We recorded total revenue of $81,000 in the three-month period ended March 31, 2012, compared to $56,000 in the corresponding period in 2011. Total revenue in 2012 consisted primarily of license revenue pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy. Total revenue in 2011 consisted entirely of service revenue of $56,000, reflecting services provided to Merck pursuant to our license agreement for ridaforolimus. We expect that our quarterly service revenue will decrease over the remainder of 2012 as we continue to decrease the level of services performed at the request of Merck.

We expect that our revenue in 2012 will be primarily dependent on the status of any regulatory approvals for ridaforolimus, which could result in milestone payments from Merck. Pursuant to our license agreement, Merck has agreed to pay us up to $40 million associated with regulatory approvals of ridaforolimus for the sarcoma indication, consisting of $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus in the European Union, including first pricing and reimbursement approval granted by a regulatory authority in any major European country or by the EMA, and $5 million for marketing approval of ridaforolimus in Japan. Merck submitted applications for approval of ridaforolimus in the United States and in Europe in 2011, which are currently under review. In addition, if ridaforolimus receives regulatory approval and Merck commences sales, we would also be entitled to receive tiered double-digit royalties on global net sales under the license agreement, although in 2012 we do not expect such royalty revenue will be material to our results of operations. As noted above, there can be no assurance that ridaforolimus will receive regulatory approval, or if it does, that it will be commercially successful.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $14.2 million, or 97 percent, to $28.8 million in the three-month period ended March 31, 2012, compared to $14.6 million in the corresponding period in 2011, for the reasons set forth below. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our R&D expenses for the three-month period ended March 31, 2012, as compared to the corresponding period in 2011, were as follows:

	Three months ended March 31,		Increase/ (decrease)
In thousands	2012	2011
Direct external expenses:
Clinical programs	$10,886	$3,994	$6,892
Preclinical programs	—	1,113	(1,113)
All other R&D expenses	17,888	9,467	8,421

	$28,774	$14,574	$14,200

In 2012, our clinical programs consisted of (i) ponatinib, our pan BCR-ABL inhibitor, for which we are conducting a pivotal Phase 2 clinical trial and other trials, and (ii) AP26113, our ALK and EGFR inhibitor for which we filed an IND in June 2011 and commenced a Phase 1/2 clinical trial in the third quarter of 2011. AP26113 was categorized as a preclinical program in 2011 until the commencement of the Phase 1/2 clinical trial in the third quarter of 2011.

Direct external expenses for ponatinib were $10.1 million in the three-month period ended March 31, 2012, an increase of $6.1 million as compared to the corresponding period in 2011. The increase is due to increases in clinical trial costs of $2.4 million, contract manufacturing costs of $2.5 million, and supporting non-clinical costs of $1.3 million. Clinical trials costs increased primarily due to increased enrollment and treatment of patients in our pivotal Phase 2 clinical trial, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate, as well as the production of ponatinib for use in our clinical trials. Supporting non-clinical costs increased due primarily to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify patients with the T315I mutation of the BCR-ABL gene. We expect that our direct external expenses for ponatinib will continue to increase in 2012 as we continue to treat patients in our ongoing Phase 1 and Phase 2 clinical trials, initiate additional clinical trials of this product candidate, conduct additional studies to support continued development of ponatinib, and prepare and potentially file applications for regulatory approval of this product candidate.

Direct external expenses for AP26113 were $766,000 in the three-month period ended March 31, 2012, which were entirely included in clinical programs in 2012 in the table above reflecting the transfer of this program to a clinical development status in the third quarter of 2011. Direct external expenses for AP26113 were $1.1 million for the three-month period ended March 31, 2011, which were entirely included in preclinical programs. The decrease in expenses for AP26113 was due primarily to the completion of toxicology studies and product development initiatives required for filing of the IND, offset in part by costs of the Phase 1/2 clinical trial initiated in the third quarter of 2011. We expect that our direct external expenses for AP26113 will continue to increase in 2012 as we continue to enroll patients in our on-going clinical trial of this product candidate and conduct additional studies to support continued development of AP26113.

All other R&D expenses increased by $8.4 million in the three-month period ended March 31, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in personnel costs of $5.5 million due primarily to an increase in number of employees to support expanding R&D activities, salary increases, a newly instituted cash bonus program, and an increase in recruiting costs; an increase in professional services of $0.5 million due primarily to initiatives to upgrade systems and technology used in our business; an increase in stock-based compensation expense of $1.4 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; and an increase in rent expense of $0.7 million as a result of an amendment to our building lease. We expect that all other R&D expenses will continue to increase in 2012 to support the expanding development of ponatinib and AP26113, the preparation and potential filing of regulatory filings for approval of ponatinib in the United States and Europe, and our ongoing discovery research efforts.

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

General and Administrative Expenses

General and administrative expenses increased by $6.4 million, or 131 percent, to $11.3 million in the three-month period ended March 31, 2012, compared to $4.9 million in the corresponding period in 2011. This increase was due primarily to an increase in personnel costs of $3.3 million due primarily to an increase in number of employees to support expanding R&D activities and to prepare for potential commercial launch of one or more product candidates, salary increases, a newly instituted cash bonus program and an increase in recruiting costs; an increase in professional services of $1.5 million as a result of an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ponatinib; an increase in stock-based compensation expense of $1.1 million due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; as well as an increase in travel costs, insurance costs and other miscellaneous costs. We expect that general and administrative expenses will continue to increase in 2012 as we prepare for potential commercial launch of ponatinib in the United States and in Europe, including the hiring of sales, marketing and commercial operations personnel and the establishment of our European headquarters and operations, and support our expanding research and development activities.

We expect that our operating expenses in total will continue to increase substantially in 2012 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, the status of regulatory reviews and timing of potential regulatory approvals of our product candidates, the costs to prepare for potential commercial launch of ponatinib in the United States and in Europe, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $68,000 in the three-month period ended March 31, 2012 from $55,000 in the corresponding period in 2011, as a result of a higher average balance of funds invested in 2012.

Interest expense decreased to $57,000 in the three-month period ended March 31, 2012 from $60,000 in the corresponding period in 2011 as a result of lower average borrowings in 2012.

Revaluation of Warrant Liability

In the first quarter of 2012, all 5,805,843 warrants that were outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million. During the first quarter of 2012, the value of the warrant liability on our balance sheet was adjusted, resulting in a non-cash charge of $15.9 million for the three-month period ended March 31, 2012, due primarily to the increase in the market price of our common stock from December 31, 2011 to the date the warrants were exercised. The revaluation of our warrant liability in the corresponding period in 2011 resulted in a non-cash charge of $18.6 million. Upon exercise of those remaining warrants, the balance of the warrant liability and the associated exercise proceeds were credited to stockholders’ equity and the liability was eliminated.

Operating Results

We reported a loss from operations of $40.0 million in the three-month period ended March 31, 2012 compared to a loss from operations of $19.4 million in the corresponding period in 2011, an increase of $20.6 million, or 106 percent. We also reported a net loss of $55.9 million in the three-month period ended March 31, 2012, compared to a net loss of $38.0 million in the corresponding period in 2011, an increase in net loss of $17.9 million or 47 percent, and a net loss per share of $0.35 and $0.29, respectively. The increase in net loss is largely due to the increase in our operating expenses described above. Our results of operations for the remaining quarters of 2012 will vary from those of the quarter ended March 31, 2012 and actual results will depend on a number of factors, including the receipt of any milestone payments from Merck under our license agreement, the progress of our product development programs, increases in number of employees and related personnel costs, preparations for anticipated commercial launch of our product candidates, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

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

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	March 31, 2012	December 31, 2011

Cash and cash equivalents	$198,222	$306,256
Marketable securities	89,532	—

	$287,754	$306,256

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to maximize yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the three-month period ended March 31, 2012, we made purchases of marketable securities in the amount of $89.6 million. For the three-month period ended March 31, 2011, there were no purchases or sales of marketable securities.

Sources of Funds

For the three months ended March 31, 2012 and 2011, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Sales/issuances of common stock:
Pursuant to warrant exercises	$12,482	$7,580
Pursuant to stock option and purchase plans	3,377	1,402
Proceeds from long-term borrowings	—	4,375

	$15,859	$13,357

The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. During the three-month period ended March 31, 2011, 3,525,777 warrants were exercised for proceeds to us of approximately $7.6 million. During the three-month period ended March 31, 2012, all 5,805,843 warrants that remained outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million and no warrants remained outstanding as of March 31, 2012.

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

In January 2011, we amended our existing term loan with a bank. The amendment increased the outstanding balance of the loan from $9.6 million at December 31, 2010 to $14.0 million, extended the maturity date from March 31, 2013 to December 31, 2015, and re-set the quarterly repayment provisions, with payments increasing from 2.5 percent of the principal amount in the first quarter, commencing on March 31, 2011, to 8.75 percent of the principal amount in the final quarter, together with interest throughout the term of the loan. All other provisions of our existing loan remain in full force and effect.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three-month periods ended March 31, 2012 and 2011, our uses of cash were as follows:

	Three Months Ended March 31,
In thousands	2012	2011

Net cash used in operating activities	$30,561	$17,269
Repayment of long-term borrowings and capital leases	365	374
Investment in intangible assets	195	241
Investment in property and equipment	916	423
Payment of tax withholding obligations related to stock compensation	2,302	324

	$34,339	$18,631

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted above, our net loss for the three-month period ended March 31, 2012 increased by $17.9 million, as compared to the corresponding period in 2011, due primarily to the overall increases in operating expenses of $20.6 million. Our net cash used in operating activities increased by $13.3 million in the three-month period ended March 31, 2012 as compared to the corresponding period in 2011, reflecting overall increases in operating expenses and changes in working capital. As noted above, we expect that we will continue to incur a net loss in 2012 due to ongoing development of our product candidates and preparation for potential commercialization of our product candidates in the United States and Europe; that our investment in intangible assets, consisting of our intellectual property, will increase in 2012 in support of our product development and commercialization activities; and that our investment in property and equipment will increase in 2012 to support growth of our R&D and general and administrative functions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we maintained outstanding letters of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans. These non-cancellable contractual obligations were comprised of the following as of March 31, 2012:

		Payments Due By Period
In thousands	Total	In 2012	2013 through 2015	2016 through 2017	After 2017

Long-term debt	$12,250	$1,050	$11,200	$—	$—

Operating leases	38,690	2,872	15,796	11,023	8,999

Employment agreements	6,736	5,198	1,538	—	—

Other long-term obligations	6,990	860	6,130	—	—

Total fixed contractual obligations	$64,666	$9,980	$34,664	$11,023	$8,999

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.76 percent, our average interest rate on our debt at March 31, 2012, over the remaining term of the debt, our interest expense would total approximately $155,000 for the remainder of 2012, and $365,000 in the period 2013 through 2015.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which extends to July 2019, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013. Employment agreements represent base salary payments under agreements with officers that extend for terms ranging from one to two years. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

At March 31, 2012, we had cash, cash equivalents and marketable securities totaling $287.8 million and working capital of $261.6 million, compared to cash and cash equivalents totaling $306.3 million and working capital of $282.2 million at December 31, 2011. For the three-month period ended March 31, 2012, we reported a net loss of $55.9 million and cash used in operating activities of $30.6 million. Based on our current operating plan, we believe that our cash and cash equivalents at March 31, 2012, together with anticipated milestones and royalty payments from Merck, assuming regulatory approval of ridaforolimus, will be sufficient to fund our operations to the end of 2013. This estimate assumes that we receive milestones and royalty payments from Merck during this period related to regulatory approvals and commercialization of ridaforolimus for patients with soft-tissue and bone sarcomas, for which Merck has filed for regulatory approval in the United States, Europe and other jurisdictions. However, there can be no assurance that such regulatory approvals will be obtained. The FDA action date for the ridaforolimus NDA is scheduled to be on or before June 5, 2012.

We do not have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities. We expect to continue to incur significant operating expenses and that our operating expenses will increase substantially in 2012 and beyond. We plan to expand our development of our product candidates, ponatinib and AP26113, and to conduct additional clinical trials, including a Phase 3 clinical trial of ponatinib that we plan to initiate in 2012, and continue manufacturing-related and other activities in support of these efforts. Subject to our filing for and receipt of marketing approval, we plan to commercialize ponatinib and future product candidates on our own in the United States, Europe and other select markets worldwide, which will require increased spending to establish sales, marketing and distribution capabilities in these markets. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. There are many factors that will affect our level of spending on these activities, including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib and AP26113, the extent of other development activities for ponatinib and AP26113, including product and process development, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential regulatory approvals, in the United States, Europe and other markets of ponatinib, ridaforolimus and other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of our product candidates in multiple markets and other factors.

We currently have no drug products approved for sale. Until such time, if ever, that we receive regulatory approval for our product candidates and generate significant revenues from sales of our product candidates, we plan to continue to fund our operations through the potential receipt of milestone payments under our existing licenses, by issuing common stock, debt or other securities in public or private offerings, or by incurring additional debt from commercial lenders. Under our license agreement with Merck, we will be eligible to receive up to $40 million in additional milestone payments related to the sarcoma indication (consisting of $25 million for marketing approval in the United States, $10 million for approval to sell ridaforolimus in the European Union, including first pricing and reimbursement approval granted by a regulatory authority in any major European country or by the EMA, and $5 million for marketing approval in Japan). In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck has agreed to pay us tiered double-digit royalties on global net sales of ridaforolimus. We have also exercised our option to co-promote ridaforolimus with Merck in the United States, subject to the terms of a co-promotion agreement to be signed by the parties, pursuant to which Merck will reimburse us for our sales efforts. As previously noted, there can be no assurance that such regulatory approvals will be obtained or that we will receive any additional milestone or other payments under our license agreement with Merck.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities; the conduct and results of pre-clinical and clinical studies of our product candidates; difficulties, delays or failure in obtaining regulatory approvals to market products resulting from our or our partners’ development efforts; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the timing of development and potential market opportunity for our product candidates; our ability to establish sales, marketing and distribution capabilities to support the planned commercialization of our product candidates; our reliance on our strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims relating to our and any of our partners’ product candidates; future capital needs; risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, at March 31, 2012, because our available funds are invested solely in securities with remaining maturities of twenty-one months or less, we believe that our risk of loss due to changes in interest rates is not material.

At March 31, 2012, we had $12.3 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (18 basis points at March 31, 2012), we would incur approximately $20,000 of additional interest expense per year based on expected balances over the next twelve months.

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

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 6.	EXHIBITS

10.1+	Amended and Restated Executive Employment Agreement, dated May 1, 2010 between ARIAD Pharmaceuticals, Inc. and Maria Cantor.

10.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Maria Cantor.

10.3	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.

10.4+	Director Compensation Arrangements.

10.5+	Form of 2012 Performance Share Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.
(@)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
(Principal financial officer
Date: May 9, 2012		and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Amended and Restated Executive Employment Agreement, dated May 1, 2010 between ARIAD Pharmaceuticals, Inc. and Maria Cantor.

10.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Maria Cantor.

10.3	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.

10.4+	Director Compensation Arrangements.

10.5+	Form of 2012 Performance Share Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.
(@)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.