Form 10-Q
period 2012-06-30
ARIAD PHARMACEUTICALS INC
filed 2012-08-09
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2012 was 166,204,624.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,733	$306,256
Marketable securities	89,533	—
Other current assets	2,843	1,311

Total current assets	253,109	307,567

Restricted cash	949	749

Property and equipment, net	6,673	6,611

Intangible and other assets, net	981	5,785

Total assets	$261,712	$320,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,394	$5,728
Current portion of long-term debt and capital lease obligations	1,790	1,454
Accrued compensation and benefits	4,749	1,209
Accrued product development expenses	10,002	11,948
Other accrued expenses	4,524	3,634
Current portion of deferred executive compensation	2,533	1,032
Current portion of deferred revenue	230	231
Other current liabilities	136	136

Total current liabilities	34,358	25,372

Long-term debt and capital lease obligations	10,150	11,215

Deferred executive compensation	1,641	2,723

Deferred revenue	653	768

Other long-term liabilities	3,421	1,854

Warrant liability	—	58,639

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares; issued and outstanding, 166,072,162 shares in 2012 and 157,608,702 shares in 2011	166	158
Additional paid-in capital	875,493	776,946
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(664,169)	(556,963)

Total stockholders’ equity	211,489	220,141

Total liabilities and stockholders’ equity	$261,712	$320,712

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2012	2011	2012	2011

License revenue	$318	$39	$382	$39
Service revenue	—	27	17	83

Total revenue	318	66	399	122

Operating expenses:
Research and development	39,425	18,754	68,198	33,329
General and administrative	12,224	6,152	23,512	11,005

Total operating expenses	51,649	24,906	91,710	44,334

Loss from operations	(51,331)	(24,840)	(91,311)	(44,212)

Other income (expense):
Interest income	69	44	137	99
Interest expense	(50)	(63)	(108)	(123)
Revaluation of warrant liability	—	(22,903)	(15,924)	(41,475)

Other income (expense), net	19	(22,922)	(15,895)	(41,499)

Net loss	$(51,312)	$(47,762)	$(107,206)	$(85,711)

Net loss per share – basic and diluted	$(0.31)	$(0.36)	$(0.66)	$(0.66)

Weighted-average number of shares of common stock outstanding – basic and diluted	165,848	132,021	163,409	130,518

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011

Net loss	$(51,312)	$(47,762)	$(107,206)	$(85,711)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	14	—	(1)	—

Other comprehensive income (loss)	14	—	(1)	—

Comprehensive loss	$(51,298)	$(47,762)	$(107,207)	$(85,711)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(107,206)	$(85,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	6,640	2,093
Amortization of premium on marketable securities	20	—
Stock-based compensation	8,444	4,321
Deferred executive compensation expense	1,482	1,034
Revaluation of warrant liability	15,924	41,475
Increase (decrease) from:
Other current assets	(1,511)	(753)
Amounts due under license agreements	(20)	390
Other assets	(17)	(6)
Accounts payable	4,448	668
Accrued compensation and benefits	3,540	(49)
Accrued product development expenses	(1,947)	(172)
Other accrued expenses	1,589	930
Other liabilities	1,635	—
Deferred revenue	(115)	1,114
Deferred executive compensation paid	(1,063)	(775)

Net cash used in operating activities	(68,157)	(35,441)

Cash flows from investing activities:
Acquisitions of marketable securities	(89,554)	—
Change in restricted cash	(200)	—
Investment in property and equipment	(1,966)	(977)
Investment in intangible assets	(465)	(412)

Net cash used in investing activities	(92,185)	(1,389)

Cash flows from financing activities:
Proceeds from long term borrowings	—	4,375
Repayment of long-term borrowings	(700)	(700)
Principal payments under capital lease obligations	(29)	(38)
Proceeds from issuance of common stock pursuant to warrants	12,482	7,580
Payment of tax withholding obligations related to stock compensation	(2,615)	(827)
Proceeds from issuance of common stock pursuant to stock option and purchase plans	5,681	3,659

Net cash provided by financing activities	14,819	14,049

Net decrease in cash and cash equivalents	(145,523)	(22,781)
Cash and cash equivalents, beginning of period	306,256	103,630

Cash and cash equivalents, end of period	$160,733	$80,849

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. The results of operations for the three-month and six-month periods ended June 30, 2012 are not indicative of the results to be expected for any other period or the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009.

2.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At June 30, 2012, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $89,533,000 and $89,534,000, respectively. Gross unrealized gains and losses were $12,000 and $13,000, respectively, at June 30, 2012.

At December 31, 2011, the Company had no marketable securities.

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Leasehold improvements	$23,290	$22,252
Construction in progress	—	699
Equipment and furniture	18,157	17,032

	41,447	39,983
Less accumulated depreciation and amortization	(34,774)	(33,372)

	$6,673	$6,611

Depreciation and amortization expense amounted to $748,000 and $783,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $1.4 million and $1.5 million for the six-month periods ended June 30, 2012 and 2011, respectively.

The Company leases certain assets under capital leases having terms up to four years. Assets under capital leases included in property and equipment were as follows at June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Equipment and furniture	$392	$392
Less accumulated depreciation and amortization	(298)	(257)

	$94	$135

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Capitalized patent and license costs	$5,895	$6,799
Purchased technology	—	5,901

	5,895	12,700
Less accumulated amortization	(4,973)	(6,957)

	922	5,743
Other assets	59	42

	$981	$5,785

Amortization expense for intangible assets amounted to $41,000 and $381,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $210,000 and $547,000 for the six-month periods ended June 30, 2012 and 2011, respectively. The weighted average amortization period for intangible assets was 17.0 years in 2012 and 15.3 years in 2011.

In addition to amortization expense, during the three-month period ended June 30, 2012, the Company recorded charges to operating expenses of $4.8 million to reflect impairment of the carrying value of intangible assets associated with ridaforolimus, the Company’s investigational oral mTOR inhibitor being developed by Merck & Co., Inc. (“Merck”) for oncology indications pursuant to a license with the Company, following the decision in June 2012 by the U.S. Food and Drug Administration (“FDA”) to not approve the New Drug Application (“NDA”) filed by Merck for the treatment of patients with soft tissue or bone sarcomas, stating that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. Merck has announced that is in ongoing discussions with health authorities in Europe and other countries as part of their application procedures for ridaforolimus for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy, and that Merck is studying ridaforolimus in combination with other mechanisms in several tumor types. Under the license agreement, Merck has agreed to pay the Company milestone payments based on successful development of ridaforolimus and achievement of specified sales thresholds, as well as tiered, double-digit royalties on global net sales of ridaforolimus. The impairment of the carrying value of ridaforolimus intangible assets was based on management’s current assessment of the uncertainty related to the timing and amount of future cash flows anticipated from these assets.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Bank term loan	$11,900	$12,600
Capital lease obligations	40	69

	11,940	12,669
Less current portion	(1,790)	(1,454)

	$10,150	$11,215

The term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest on the loan was 1.49 percent at June 30, 2012. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of up to four years. These leases have effective interest rates ranging from 5.6 percent to 7.2 percent and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations were as follows at June 30, 2012:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2012	$700	$25
2013	2,100	15
2014	4,200	—
2015	4,900	—

	11,900	40
Less current portion	(1,750)	(40)

Long-term portion	$10,150	$—

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period. The grant-date value of awards made in March 2012 and April 2011 were $1.1 million and $1.6 million, respectively. The net expense for this plan was $644,000 and $654,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.0 million for the six-month periods ended June 30, 2012 and 2011, respectively.

7.	Leases

The Company conducts its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease. The current lease term extends to July 2019 with two consecutive five-year renewal options. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future minimum annual rental payments through July 2019 under these leases are $2.9 million in 2012, $6.5 million in 2013, $6.7 million in 2014, $6.2 million in 2015, $5.5 million in 2016, $5.6 million in 2017, and $9.0 million thereafter.

8.	Stockholders’ Equity and Warrant Liability

Authorized Common Stock

At June 30, 2012, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. The warrants became exercisable on August 25, 2009 and were scheduled to expire if not exercised by February 25, 2012. During the year ended December 31, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million. During the year ended December 31, 2011, a total of 3,757,767 warrant warrants were exercised for proceeds to the Company of $8.1 million. In the first quarter of 2012, the remaining 5,805,843 warrants were exercised for proceeds to the Company of $12.5 million. Prior to exercise, the warrant liability was recorded at fair value, with the adjustment to carrying value recognized in earnings. Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received were credited to additional paid-in-capital and totaled $87.0 million in the first quarter of 2012. Upon the exercise of these remaining warrants, the balance of the warrant liability was credited to stockholders’ equity and the liability was eliminated.

On January 11, 2010, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, various series of debt securities and or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering. This filing was declared effective on January 21, 2010. As of June 30, 2012, the Company has $65.8 million of securities remaining available under this shelf registration that can be sold before January 21, 2013.

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

On December 20, 2011, the Company sold 24,725,000 shares of its common stock in an underwritten public offering at a purchase price of $10.42 per share. Net proceeds of this offering, after underwriting discounts and commissions and expenses, were $243.1 million.

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the six-month period ended June 30, 2012 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
$ in thousands	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 1, 2012	157,608,702	$158	$776,946	$—	$(556,963)	$220,141
Issuance of common stock pursuant to warrant exercises	5,805,843	5	87,040			87,045
Issuance of common stock pursuant to ARIAD stock plans	2,657,617	3	5,678			5,681
Stock-based compensation			8,444			8,444
Payment of tax withholding obligations related to stock based compensation			(2,615)			(2,615)
Net unrealized losses on marketable securities				(1)		(1)
Net loss					(107,206)	(107,206)

Balance, June 30, 2012	166,072,162	$166	$875,493	$(1)	$(664,169)	$211,489

9.	Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities as of June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2012
In thousands	Total	Level 1	Level 2	Level 3
Marketable securities	$89,533	$—	$89,533	$—

	December 31, 2011
In thousands	Total	Level 1	Level 2	Level 3
Warrant liability	$58,639	$—	$58,639	$—

The Company’s marketable securities are carried at fair value. Marketable securities are classified as Level 2 in the fair value hierarchy as their prices are based on observable inputs but not for identical securities. Therefore, their fair value is based on observable inputs other than quoted prices included within Level 1.

The Company’s warrant liability was carried at fair value and, at December 31, 2011 was classified as Level 2 in the fair value hierarchy as the unobservable inputs did not have a significant impact on the valuation of the warrant liability. This classification as Level 2 reflects that the warrants’ exercise price was significantly lower than the market price of the underlying common stock on the reporting date. The fair value of the warrants on December 31, 2011 was determined to be $58.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $12.25 on that date, (ii) a risk-free rate of 0.015%, (iii) an expected term of 0.2 years, (iv) no dividend yield, and (v) a volatility of 59.9%. As of June 30, 2012, all warrants have been exercised and the fair value of the warrants on the exercise dates plus the proceeds from exercise were recorded in equity. The changes in the fair value of the warrant liability for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011

Balance, beginning of period	$—	$32,524	$58,639	$28,815
Revaluation of warrants	—	22,903	15,924	41,475
Exercise of warrants	—	—	(74,563)	(14,863)

Balance, end of period	$—	$55,427	$—	$55,427

The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan approximates fair value due to its variable interest rate and other terms. The Company’s obligation under its executive compensation plan is based in part on the current fair value of specified mutual funds, which is therefore stated at its estimated fair value. The carrying amounts of cash equivalents, accounts payable, accrued liabilities, the bank term loan liability and the executive compensation liability are classified as Level 2 in the fair value hierarchy.

10.	Stock-Based Compensation

The Company awards stock options, stock units and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock at a discount (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three and six-month periods ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Compensation cost from:
Stock options	$1,803	$718	$4,692	$1,606
Stock and stock units	1,671	1,156	3,646	2,618
Purchases of common stock at a discount	57	43	106	97

	$3,531	$1,917	$8,444	$4,321

Compensation cost included in:
Research and development expenses	$1,675	$947	$4,191	$2,105
General and administrative expenses	1,856	970	4,253	2,216

	$3,531	$1,917	$8,444	$4,321

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

Stock option activity under the Company’s stock plans for the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2012	7,381,329	$5.22
Granted	1,941,750	$15.36
Forfeited	(18,563)	$6.34
Exercised	(1,248,837)	$4.39

Options outstanding, June 30, 2012	8,055,679	$7.79

Stock and Stock Unit Grants

Stock and stock unit grants are provided to non-employee directors as compensation may include restrictions as to resale or other vesting provisions. Stock and stock unit grants are also awarded to employees and carry restrictions as to resale for periods of time or vesting provisions over time as specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock unit activity under the Company’s stock plans for the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	2,785,026	$4.51
Granted	911,677	$15.02
Forfeited	(6,800)	$4.13
Vested or restrictions lapsed	(1,551,242)	$4.08

Outstanding, June 30, 2012	2,138,661	$9.31

Included in stock and stock units outstanding in the above table are 392,500 performance share units, awarded in March 2011, that will vest upon regulatory approval of ponatinib by the U.S. Food and Drug Administration on or before December 31, 2016 and 352,000 performance share units, awarded in March 2012, that will vest upon regulatory approval of ponatinib by the European Medicines Agency on or before December 31, 2016. The number of shares that may vest, if any, related to the March 2012 awards is dependent on the timing of approval. The compensation costs for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. Compensation expense related to these performance share units will begin to be recognized when achievement of the performance condition is probable. The unrecognized stock compensation expense associated with the maximum number of shares that may be issued upon achievement of the performance conditions was $11.5 million at June 30, 2012.

11.	Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same. For the three and six-month periods ended June 30, 2012 and 2011, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011

Outstanding stock options	8,056	6,958	8,056	6,958
Outstanding restricted stock and restricted stock units	2,139	2,791	2,139	2,791
Warrants to purchase common stock	—	6,038	—	6,038

	10,195	15,787	10,195	15,787

12.	Recently Adopted or Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application. The Company adopted this ASU on January 1, 2012, and included separate consolidated statements of comprehensive loss.

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

Financial Condition and Results of Operations

At June 30, 2012, we had cash, cash equivalents and marketable securities of $250.3 million, working capital of $218.8 million, and total stockholders’ equity of $211.5 million compared to cash and cash equivalents of $306.3 million, working capital of $282.2 million, and total stockholders’ equity of $220.1 million at December 31, 2011. For the six-month period ended June 30, 2012, we reported a net loss of $107.2 million and cash used in operating activities of $68.2 million. Based on our current operating plan, we believe that our cash and cash equivalents at June 30, 2012 will be sufficient to fund our operations to the fourth quarter of 2013.

Product Development and Discovery

Our product pipeline currently consists of three product candidates – ponatinib, AP26113 and ridaforolimus.

Ponatinib is an investigational pan BCR-ABL inhibitor that we believe has potential applications in various hematological cancers and solid tumors. In the third quarter of 2011, we completed patient enrollment in a pivotal Phase 2 clinical trial of ponatinib, which we refer to as the PACE trial, in approximately 450 patients with resistant or intolerant chronic myeloid leukemia, or CML, or Philadelphia positive acute lymphoblastic leukemia, or Ph+ ALL, who are resistant or intolerant to dasatinib or nilotinib or who have the T315I mutation. In June 2012, we announced updated clinical data from the PACE trial that showed that 54% of chronic-phase CML patients in the trial, including 70% of patients who have a T315I mutation, achieved a major cytogenetic response. The most common adverse events considered related to ponatinib included thrombocytopenia, rash, dry skin, abdominal pain, and headache.

We have filed for regulatory approval of ponatinib in the United States based on the results of the PACE clinical trial and expect potential regulatory approval as soon as the first quarter of 2013. We also expect to file for regulatory approval of ponatinib in Europe in the third quarter of 2012. Subject to obtaining marketing approval, we intend to commercialize ponatinib in the United States and Europe and other select markets worldwide. We have initiated a Phase 3 clinical trial of ponatinib in newly diagnosed CML patients. We plan to initiate additional clinical trials of ponatinib, including a clinical trial of ponatinib in Japan, in the second half of 2012.

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

Ridaforolimus is an investigational mTOR inhibitor that we discovered internally and later licensed in 2010 to Merck & Co., Inc., or Merck. Under the license agreement, Merck is responsible for all activities and funds 100 percent of the costs related to the development, manufacturing and commercialization of ridaforolimus in oncology. In the third quarter of 2011, Merck filed in both Europe and the United States for regulatory approval of ridaforolimus as a maintenance therapy for patients with metastatic soft-tissue and bone sarcomas who had a favorable response to chemotherapy. In June 2012, the U.S. Food and Drug Administration, or FDA, issued a complete response letter regarding the New Drug Application, or NDA, filed by Merck, stating that the FDA cannot approve the application in its present form and that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. Merck has announced that is in ongoing discussions with health authorities in Europe and other countries as part of their application procedures for ridaforolimus for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy, and that Merck is studying ridaforolimus in combination with other mechanisms in several tumor types. Under the license agreement, Merck has agreed to pay us milestone payments based on successful development of ridaforolimus and achievement of specified sales thresholds, as well as tiered, double-digit royalties on global net sales of ridaforolimus.

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

For the six months ended June 30, 2012, we reported total revenue of $399,000. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

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

Intangible Assets

At June 30, 2012, we reported $922,000 of intangible assets, consisting of capitalized costs related primarily to purchase and issued patents, patent applications and licenses, net of accumulated amortization. The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable. This evaluation involves estimates of future net cash flows expected to be generated by the asset. Such estimates require judgment regarding future events and expected cash flows. Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations. If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, or if our estimates of future net cash flows expected to be generated by the asset change, we may be required to write down or write off a portion of the carrying value of our intangible assets. In the three and six-month periods ended June 30, 2012, we recorded charges of $4.8 million in our statement of operations to reflect impairment of the intangible assets associated with ridaforolimus following the decision by the FDA not to approve the NDA filed by Merck for ridaforolimus for the treatment of patients with soft-tissue and bone sarcomas.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet. At June 30, 2012, we reported accrued product development expenses of $10.0 million on our balance sheet.

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

Results of Operations

For the three months ended June 30, 2012 and 2011

Revenue

We recorded total revenue of $318,000 in the three-month period ended June 30, 2012, compared to $66,000 in the corresponding period in 2011. Total revenue in 2012 consisted of license revenue pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy. Total revenue in 2011 consisted of license revenue of $39,000 pursuant to a license agreement related to our ARGENT technology and service revenue of $27,000, reflecting services provided to Merck pursuant to our license agreement for ridaforolimus. For the remainder of 2012, we expect to record limited licensing revenue and no service revenue. We cannot predict the timing or amount of any future revenue under our license agreement with Merck.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $20.6 million, or 110 percent, to $39.4 million in the three-month period ended June 30, 2012, compared to $18.8 million in the corresponding period in 2011, as described in further detail below. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in vivo efficacy studies in relevant animal models of disease;

•	manufacturing of drug product for preclinical studies and clinical trials and ultimately for commercial supply;

•

submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the U.S. Food and Drug Administration, or FDA, in an investigational new drug application or IND (or similar filings with regulatory agencies outside the United States);

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

Our R&D expenses for the three-month period ended June 30, 2012, as compared to the corresponding period in 2011, were as follows:

	Three months ended June 30,		Increase/
In thousands	2012	2011	(decrease)
Direct external expenses:
Clinical programs	$17,547	$8,078	$9,469
Preclinical programs	—	786	(786)
All other R&D expenses	21,878	9,890	11,988

	$39,425	$18,754	$20,671

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

Direct external expenses for ponatinib were $16.6 million in the three-month period ended June 30, 2012, an increase of $8.5 million as compared to the corresponding period in 2011. The increase is due to increases in clinical trial costs of $3.6 million, contract manufacturing costs of $3.2 million, and supporting non-clinical costs of $1.7 million. Clinical trials costs increased primarily due to increased enrollment and treatment of patients in our pivotal Phase 2 clinical trial and start-up costs related to our Phase 3 clinical trial in newly diagnosed CML patients, including purchases of the comparator drug, imatinib, for use in this trial, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate, as well as the production of ponatinib for use in our clinical trials. Supporting non-clinical costs increased due primarily to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify patients with the T315I mutation of the BCR-ABL gene. We expect that our direct external expenses for ponatinib will continue to increase in 2012 as we continue to treat patients in our ongoing Phase 1 and Phase 2 clinical trials, initiate additional clinical trials of this product candidate, conduct additional studies to support continued development of ponatinib, and prepare and file applications for regulatory approval of this product candidate.

Direct external expenses for AP26113 were $992,000 in the three-month period ended June 30, 2012, which were entirely included in clinical programs in 2012 in the table above, reflecting the transfer of this program to a clinical development status in the third quarter of 2011. Direct external expenses for AP26113 were $786,000 for the three-month period ended June 30, 2011, which were entirely included in preclinical programs. The increase in expenses for AP26113 was due primarily to costs of the Phase 1/2 clinical trial initiated in the third quarter of 2011, offset in part by the completion of toxicology studies and product development initiatives required for filing of the IND. We expect that our direct external expenses for AP26113 will continue to increase in 2012 as we continue to enroll patients in our on-going clinical trial of this product candidate and conduct additional studies to support continued development of AP26113.

All other R&D expenses increased by $12.0 million in the three-month period ended June 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in personnel costs of $3.3 million due primarily to an increase in number of employees to support expanding R&D activities, salary increases, a newly instituted cash bonus program, and an increase in recruiting costs; an increase in professional services of $1.9 million due primarily to initiatives to upgrade systems and technology used in our business; an increase in stock-based compensation expense of $0.7 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; an impairment charge related to ridaforolimus intangible assets of $4.8 million; an increase in rent expense of $1.0 million as a result of an amendment to our building lease; and an increase in lab and general expenses of $0.8 million. Except for the one-time $4.8 million impairment charge related to ridaforolimus, we expect that all other R&D expenses will continue to increase in 2012 to support the expanding development of ponatinib and AP26113, the preparation and filing of applications for regulatory approval of ponatinib in the United States and Europe, and our ongoing discovery research efforts.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the patients participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K as updated from time to time in our other periodic and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our drug development programs and the period in which material net cash inflows from any of our drug development programs will commence are unavailable.

General and Administrative Expenses

General and administrative expenses increased by $6.0 million, or 97 percent, to $12.2 million in the three-month period ended June 30, 2012, compared to $6.2 million in the corresponding period in 2011. This increase was due primarily to an increase in personnel costs of $2.2 million due primarily to an increase in number of employees to support expanding business activities and to prepare for potential commercial launch of ponatinib, salary increases, a newly instituted cash bonus program and an increase in recruiting costs; an increase in professional services of $2.1 million as a result of an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ponatinib; an increase in stock-based compensation expense of $0.9 million due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; as well as an increase in travel costs, insurance costs and other miscellaneous costs. We expect that general and administrative expenses will continue to increase in 2012 as we prepare for potential commercial launch of ponatinib in the United States and in Europe, including the hiring of sales, marketing and commercial operations personnel and the establishment of our European headquarters and operations, and support our expanding research and development activities.

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

Other Income (Expense)

Interest Income/Expense

Interest income increased to $69,000 in the three-month period ended June 30, 2012 from $44,000 in the corresponding period in 2011, as a result of a higher average balance of funds invested in 2012.

Interest expense decreased to $50,000 in the three-month period ended June 30, 2012 from $63,000 in the corresponding period in 2011 as a result of lower average borrowings.

Operating Results

We reported a loss from operations of $51.3 million in the three-month period ended June 30, 2012 compared to a loss from operations of $24.8 million in the corresponding period in 2011, an increase of $26.5 million. We also reported a net loss of $51.3 million in the three-month period ended June 30, 2012, compared to a net loss of $47.8 million in the corresponding period in 2011, an increase of $3.5 million, and a net loss per share of $0.31 and $0.36, respectively. The increase in net loss is largely due to the increase in our operating expenses described above offset in part by the decrease of $22.9 million in charges related to our warrant liability. Our results of operations for the remaining quarters of 2012 will vary from those of the quarter ended June 30, 2012 and actual results will depend on a number of factors, including the progress of our product development programs, increases in number of employees and related personnel costs, preparations for anticipated commercial launch of our product candidate, ponatinib, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the six months ended June 30, 2012 and 2011

Revenue

We recorded total revenue of $399,000 in the six-month period ended June 30, 2012, compared to $122,000 in the corresponding period in 2011. Total revenue in 2012 consisted of license revenue pursuant to license agreements related to our ARGENT technology in accordance with our revenue recognition policy. Total revenue in 2011 consisted of license revenue of $39,000 and service revenue of $83,000, reflecting services provided to Merck pursuant to our license agreement for ridaforolimus.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $34.9 million, or 105 percent, to $68.2 million in the six-month period ended June 30, 2012, compared to $33.3 million in the corresponding period in 2011.

Our R&D expenses for the six-month period ended June 30, 2012, as compared to the corresponding period in 2011, were as follows:

	Six months ended June 30,		Increase/
In thousands	2012	2011	(decrease)
Direct external expenses:
Clinical programs	$28,433	$12,071	$16,362
Preclinical programs	—	1,900	(1,900)
All other R&D expenses	39,765	19,358	20,407

	$68,198	$33,329	$34,869

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

Direct external expenses for ponatinib were $26.7 million in the six-month period ended June 30, 2012, an increase of $14.6 million as compared to the corresponding period in 2011. The increase is due to increases in clinical trial costs of $6.0 million, contract manufacturing costs of $5.7 million, and supporting non-clinical costs of $2.9 million. Clinical trials costs increased primarily due to increased enrollment and treatment of patients in our pivotal Phase 2 clinical trial and start-up costs related to our Phase 3 clinical trial in newly diagnosed CML patients, including purchases of the comparator drug, imatinib, for use in this trial, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate, as well as the production of ponatinib for use in our clinical trials. Supporting non-clinical costs increased due primarily to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify patients with the T315I mutation of the BCR-ABL gene.

Direct external expenses for AP26113 were $1.8 million in the six-month period ended June 30, 2012, which were entirely included in clinical programs in 2012 in the table above, reflecting the transfer of this program to a clinical development status in the third quarter of 2011. Direct external expenses for AP26113 were $1.9 million for the six-month period ended June 30, 2011, which were entirely included in preclinical programs. The decrease in expenses for AP26113 was due primarily to the completion of toxicology studies and product development initiatives required for filing of the IND, offset in part by costs of the Phase 1/2 clinical trial initiated in the third quarter of 2011.

All other R&D expenses increased by $20.4 million in the six-month period ended June 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in personnel costs of $8.8 million due primarily to an increase in number of employees to support expanding R&D activities, salary increases, a newly instituted cash bonus program, and an increase in recruiting costs; an increase in professional services of $2.4 million due primarily to initiatives to upgrade systems and technology used in our business; an increase in stock-based compensation expense of $2.1 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; an impairment charge related to ridaforolimus intangible assets of $4.8 million; an increase in rent expense of $1.7 million as a result of an amendment to our building lease; and an increase in lab and general expenses of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased by $12.5 million, or 114 percent, to $23.5 million in the six-month period ended June 30, 2012, compared to $11.0 million in the corresponding period in 2011. This increase was due primarily to an increase in personnel costs of $5.5 million due primarily to an increase in number of employees to support expanding business activities and to prepare for potential commercial launch of ponatinib, salary increases, a newly instituted cash bonus program and an increase in recruiting costs; an increase in professional services of $3.6 million as a result of an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ponatinib; an increase in stock-based compensation expense of $2.0 million due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; as well as an increase in travel costs, insurance costs and other miscellaneous costs.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $137,000 in the six-month period ended June 30, 2012 from $99,000 in the corresponding period in 2011, as a result of a higher average balance of funds invested in 2012.

Interest expense decreased to $108,000 in the six-month period ended June 30, 2012 from $123,000 in the corresponding period in 2011 as a result of lower average borrowings.

Revaluation of Warrant Liability

During the six-month period ended June 30, 2012, all 5,805,843 warrants that were outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million. During the first quarter of 2012, the value of the warrant liability on our balance sheet was adjusted, resulting in a non-cash charge of $15.9 million for the six-month period ended June 30, 2012, due primarily to the increase in the market price of our common stock from December 31, 2011 to the dates the warrants were exercised. The revaluation of our warrant liability in the corresponding period in 2011 resulted in a non-cash charge of $41.5 million. Upon exercise of those remaining warrants, the balance of the warrant liability and the associated exercise proceeds were credited to stockholders’ equity and the liability was eliminated.

Operating Results

We reported a loss from operations of $91.3 million in the six-month period ended June 30, 2012 compared to a loss from operations of $44.2 million in the corresponding period in 2011, an increase of $47.1 million, or 107 percent. We also reported a net loss of $107.2 million in the six-month period ended June 30, 2012, compared to a net loss of $85.7 million in the corresponding period in 2011, an increase in net loss of $21.5 million or 25 percent, and a net loss per share of $0.66 for both of the six-month periods ended June 30, 2012 and 2011. The increase in net loss is largely due to the increase in our operating expenses described above, offset in part by the decrease of $25.6 million in charges related to the revaluation of our warrant liability.

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

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	June 30, 2012	December 31, 2011

Cash and cash equivalents	$160,733	$306,256
Marketable securities	89,533	—

	$250,266	$306,256

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to enhance yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the six-month period ended June 30, 2012, we made purchases of marketable securities in the amount of $89.6 million. For the six-month period ended June 30, 2011, there were no purchases or sales of marketable securities.

Sources of Funds

For the three and six-month periods ended June 30, 2012 and 2011, our sources of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Sales/issuances of common stock:
Pursuant to warrant exercises	$—	$—	$12,482	$7,580
Pursuant to stock option and purchase plans	2,304	2,257	5,681	3,659
Proceeds from long-term borrowings	—	—	—	4,375

	$2,304	$2,257	$18,163	$15,614

The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

On February 25, 2009, we sold 14,378,698 shares of our common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of our common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. During the six-month period ended June 30, 2011, 3,525,777 warrants were exercised for proceeds to us of $7.6 million. During the six-month period ended June 30, 2012, all 5,805,843 warrants that remained outstanding at December 31, 2011 were exercised for proceeds to us of $12.5 million and no warrants remained outstanding as of June 30, 2012.

On December 20, 2011, we sold 24,725,000 shares of our common stock in an underwritten public offering at a purchase price of $10.42 per share. Net proceeds of this offering, after underwriting discounts and commissions and expenses, were $243.1 million.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three and six-month periods ended June 30, 2012 and 2011, our uses of funds were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011

Net cash used in operating activities	$37,596	$18,173	$68,157	$35,441
Repayment of long term borrowings and capital leases	364	364	729	738
Investment in intangible assets	270	171	465	412
Investment in property and equipment	1,050	554	1,966	977
Payment of tax withholding obligations related to stock compensation	313	503	2,615	827

	$39,593	$19,765	$73,932	$38,395

The net cash used in operating activities is comprised of our net losses adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted above, our net loss for the three and six-month periods ended June 30, 2012 increased by $3.5 million and $21.5 million, respectively, as compared to the corresponding periods in 2011, due primarily to the overall increases in operating expenses, offset in part by decreases in charges related to the revaluation of our warrant liability. Our net cash used in operating activities increased by $19.4 million and $32.7 million, respectively, in the three and six-month periods ended June 30, 2012 as compared to the corresponding periods in 2011, reflecting overall increases in operating expenses and changes in working capital. As noted above, we expect that we will continue to incur a net loss through the remainder of 2012 due to ongoing development of our product candidates and preparation for potential commercialization of ponatinib in the United States and Europe; and that our investment in property and equipment will increase in 2012 to support growth of our R&D and general and administrative functions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we maintained an outstanding letter of credit of $749,000 in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans. These non-cancellable contractual obligations were comprised of the following as of June 30, 2012:

		Payments Due By Period
In thousands	Total	In 2012	2013 through 2015	2016 through 2017	After 2017

Long-term debt	$11,900	$700	$11,200	$—	$—

Lease agreements	42,273	2,888	19,363	11,023	8,999

Employment agreements	5,004	3,466	1,538	—	—

Other long-term obligations	6,153	—	6,153	—	—

Total fixed contractual obligations	$65,330	$7,054	$38,254	$11,023	$8,999

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.49 percent, our average interest rate on our debt at June 30, 2012, over the remaining term of the debt, our interest payments would total approximately $86,000 for the remainder of 2012, and $309,000 in the period remaining from 2013 through 2015.

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

Liquidity

At June 30, 2012, we had cash, cash equivalents and marketable securities totaling $250.3 million and working capital of $218.8 million, compared to cash and cash equivalents totaling $306.3 million and working capital of $282.2 million at December 31, 2011. For the six-month period ended June 30, 2012, we reported a net loss of $107.2 million and cash used in operating activities of $68.2 million. Based on our current operating plan, we believe that our cash and cash equivalents at June 30, 2012 will be sufficient to fund our operations to the fourth quarter of 2013.

We do not have significant recurring revenue streams and have historically incurred operating losses and net losses related to our research and development activities. We expect to continue to incur significant operating expenses and that our operating expenses will increase substantially during the remainder of

2012 and beyond. We plan to expand our development of our product candidates, ponatinib and AP26113, and to conduct additional clinical trials, including a Phase 3 clinical trial of ponatinib in newly diagnosed CML that we have initiated, and continue manufacturing-related and other activities in support of these efforts. Subject to our filing for and receipt of marketing approval, we plan to commercialize ponatinib and future product candidates on our own in the United States, Europe and other select markets worldwide, which will require increased spending to establish sales, marketing and distribution capabilities in these markets. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. There are many factors that will affect our level of spending on these activities, including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib and AP26113, the extent of other development activities for ponatinib and AP26113, including product and process development, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential regulatory approvals, in the United States, Europe and other markets of ponatinib and other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of our product candidates in multiple markets and other factors.

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

Under our license agreement with Merck, we are eligible to receive milestone payments for specified regulatory filings and approvals to sell ridaforolimus in multiple cancer indications. In addition to milestone payments, if ridaforolimus receives regulatory approval, Merck has agreed to pay us tiered double-digit royalties on global net sales of ridaforolimus. There can be no assurance that such regulatory approvals will be obtained or that we will receive any additional milestone or other payments under our license agreement with Merck. For example, we had anticipated receiving up to $40 million in milestone payments from Merck for regulatory approvals of ridaforolimus for metastatic soft-tissue and bone sarcomas (consisting of $25 million for approval in the United States, $10 million for approval in the European Union and $5 million for approval in Japan). However, in June 2012, the FDA issued a complete response letter regarding the NDA filed by Merck, stating that the FDA cannot approve the application in its present form and that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. Merck has announced that it is in ongoing discussions with health authorities in Europe and other countries as part of their application procedures for ridaforolimus for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy, and that Merck is studying ridaforolimus in combination with other mechanisms in several tumor types. We cannot predict the timing or amount of any future revenue under our license agreement with Merck.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties, delays or failures in obtaining regulatory approvals to market products resulting from our or our partners’ development efforts, pre-clinical data and early-stage clinical data that may not be replicated in later stage clinical trials, the timing of development and potential market opportunity for our product candidates, our ability to establish sales, marketing and distribution capabilities to support the planned commercialization of our product candidates, our reliance on strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner’s product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q and as may be further updated in our other periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. In particular, at June 30, 2012, because our available funds are invested solely in securities with remaining maturities of eighteen months or less, we believe that our risk of loss due to changes in interest rates is not material.

At June 30, 2012, we had $11.9 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10 percent increase in the interest rate on which the loan is based (15 basis points at June 30, 2012), we would incur approximately $17,000 of additional interest expense per year based on expected balances over the next twelve months.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as follows:

We have no product candidates that have been approved by the FDA or any foreign regulatory authority, and we and our collaborators may never succeed in obtaining regulatory approval for any products, developing marketable products or generating product revenues.

We do not currently have any products on the market and have no product revenues. All of our products are in various stages of clinical development by us or our collaboration partners. Our success is substantially dependent on (1) our ability to successfully complete clinical development and obtain marketing approval for ponatinib, AP26113 and our other product candidates, (2) the ability of Merck to obtain marketing approval for ridaforolimus for cancer indications, and (3) the ability of our collaborators, Medinol and ICON, to obtain marketing approval for stents or other medical devices delivering ridaforolimus.

As with all scientific endeavors, we face much trial and error, and we and our collaborators may fail at numerous stages along the way, which would inhibit us and our collaborators from successfully developing, obtaining approval for and marketing our drug candidates. For example, Merck had submitted applications for approval of ridaforolimus in the United States and in Europe in 2011 for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy. In June 2012, the FDA issued a complete response letter regarding the NDA filed by Merck, stating that the FDA could not approve the application in its present form and that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. Merck has announced that is in ongoing discussions with health authorities in Europe and other countries as part of their application procedures for ridaforolimus for the treatment of metastatic soft-tissue or bone sarcomas in patients who had a favorable response to chemotherapy, and that Merck is studying ridaforolimus in combination with other mechanisms in several tumor types.

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

Subject to receipt of marketing approval, we do not expect to commence sales of ponatinib before the beginning of 2013, at the earliest. We may not receive regulatory approvals within this timeframe, or at all, and ultimately we and our collaborators may not succeed in developing or commercializing any products which will generate revenues for our company. We cannot predict the timing or amount of any future revenue under our license agreement with Merck for ridaforolimus. If we and our collaborators are not successful in developing or marketing our product candidates, we will not be profitable.

Risks Relating to Our Financial Position and Capital Requirements

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

As of June 30, 2012, we had cash, cash equivalents and marketable securities totaling $250.3 million. We estimate that our cash used in operations in 2012 will be in the range of $162 million to $167 million and that our net use of cash will be in the range of $159 million to $165 million. We will require substantial additional funding for our research and development programs (including pre-clinical development and clinical trials), for the pursuit of regulatory approvals and for establishing or accessing manufacturing, marketing and sales capabilities related to our product candidates. We will also require funding for our operating expenses (including intellectual property protection and enforcement) as well as capital expenditures to maintain and improve our facility, equipment and systems and provide for growth and expansion of our business.

We had anticipated receiving up to $40 million in near-term milestone payments from Merck for regulatory approvals of ridaforolimus for metastatic soft-tissue and bone sarcomas (consisting of $25 million for approval in the United States, $10 million for approval in the European Union and $5 million for approval in Japan). However, in June 2012, the FDA issued a complete response letter regarding the NDA filed by Merck, stating that the FDA cannot approve the application in its present form and that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. We cannot predict the timing or amount of any future revenue under our license agreement with Merck.

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

ITEM 6.	EXHIBITS

10.1+	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plans, as amended (incorporated by reference to Appendix A of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on April 30, 2012).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statement of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan arrangement
(@)	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President, Chief Financial Officer
Date: August 9, 2012		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plans, as amended (incorporated by reference to Appendix A of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on April 30, 2012).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statement of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan arrangement
(@)	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.