Form 10-Q
period 2012-09-30
ARIAD PHARMACEUTICALS INC
filed 2012-11-09
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of October, 31, 2012 was 166,657,526.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,619	$306,256
Marketable securities	65,041	—
Other current assets	4,769	1,311

Total current assets	211,429	307,567
Restricted cash	1,037	749
Property and equipment, net	7,583	6,611
Intangible and other assets, net	2,948	5,785

Total assets	$222,997	$320,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,274	$5,728
Current portion of long-term debt and capital lease obligations	1,952	1,454
Accrued compensation and benefits	6,066	1,209
Accrued product development expenses	13,338	11,948
Other accrued expenses	6,490	3,634
Current portion of deferred revenue	231	231
Current portion of deferred executive compensation	3,074	1,032
Other current liabilities	433	136

Total current liabilities	39,858	25,372

Long-term debt and capital lease obligations	9,625	11,215

Deferred revenue	595	768

Deferred executive compensation	1,881	2,723

Other long-term liabilities	6,375	1,854

Warrant liability	—	58,639

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock, $.001 par value; authorized 240,000,000 shares in 2012 and 2011; issued and outstanding 166,575,670 shares in 2012 and 157,608,702 shares in 2011	167	158
Additional paid-in capital	881,858	776,946
Accumulated other comprehensive income	20	—
Accumulated deficit	(717,382)	(556,963)

Total stockholders’ equity	164,663	220,141

Total liabilities and stockholders’ equity	$222,997	$320,712

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2012	2011	2012	2011
Revenue:
License and collaboration revenue	$66	$25,084	$448	$25,122
Service revenue	19	17	36	100

Total revenue	85	25,101	484	25,222

Operating expenses:
Research and development	38,822	19,692	107,021	53,020
General and administrative	14,482	6,329	37,994	17,334

Total operating expenses	53,304	26,021	145,015	70,354

Loss from operations	(53,219)	(920)	(144,531)	(45,132)

Other income (expense):
Interest income	53	33	190	132
Interest expense	(47)	(49)	(154)	(172)
Revaluation of warrant liability	—	14,846	(15,924)	(26,629)

Other income (expense), net	6	14,830	(15,888)	(26,669)

Net income (loss)	$(53,213)	$13,910	$(160,419)	$(71,801)

Net income (loss) per share – basic	$(0.32)	$0.10	$(0.98)	$(0.55)

– diluted	$(0.32)	$0.10	$(0.98)	$(0.55)

Weighted-average number of shares of common stock outstanding – basic	166,296	132,587	164,378	131,215
– diluted	166,296	137,480	164,378	131,215

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Net income (loss)	$(53,213)	$13,910	$(160,419)	$(71,801)

Other comprehensive income:
Net unrealized gains on marketable securities	21	—	20	—

Other comprehensive income	21	—	20	—

Comprehensive income (loss)	$(53,192)	$13,910	$(160,399)	$(71,801)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(160,419)	$(71,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	7,461	3,593
Amortization of premium on marketable securities	33	—
Stock-based compensation	12,289	5,954
Deferred executive compensation expense	2,264	1,194
Revaluation of warrant liability	15,924	26,629
Increase (decrease) from:
Other current assets	(3,416)	(398)
Amounts due under license agreements	(43)	343
Other assets	(1,891)	(4)
Accounts payable	2,381	1,601
Accrued compensation and benefits	4,858	(326)
Accrued product development expenses	1,389	661
Other accrued expenses	2,896	1,675
Other liabilities	4,920	—
Deferred revenue	(173)	1,056
Deferred executive compensation paid	(1,063)	(775)

Net cash used in operating activities	(112,590)	(30,598)

Cash flows from investing activities:
Acquisitions of marketable securities	(89,554)	—
Proceeds from maturities of marketable securities	24,500	—
Change in restricted cash	(288)	—
Investment in property and equipment	(3,054)	(1,147)
Investment in intangible assets	(628)	(563)

Net cash used in investing activities	(69,024)	(1,710)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	—	4,375
Repayment of long-term borrowings	(1,050)	(1,050)
Principal payments under capital lease obligation	(42)	(51)
Proceeds from issuance of common stock, pursuant to warrants	12,482	8,079
Proceeds from issuance of common stock pursuant to stock option and purchase plans	8,202	4,469
Payment of tax withholding obligations related to stock compensation	(2,615)	(827)

Net cash provided by financing activities	16,977	14,995

Net decrease in cash and cash equivalents	(164,637)	(17,313)
Cash and cash equivalents, beginning of period	306,256	103,630

Cash and cash equivalents, end of period	$141,619	$86,317

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Management Statement and Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2012, the results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. The results of operations for the three-month and nine-month periods ended September 30, 2012 are not indicative of the results to be expected for any other period or the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009. Other than as discussed below or in footnote 13, Recently Issued Accounting Pronouncements, there were no other changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K.

Foreign Currency

A subsidiary’s functional currency is the currency of the primary economic environment in which the subsidiary operates; normally, that is the currency of the environment in which a subsidiary primarily generates and expends cash. For subsidiaries that are primarily a direct and integral component or extension of the parent entity’s operations, the U.S. dollar is the functional currency.

For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. The Company has established the U.S. dollar as the functional currency of subsidiaries that are holding companies and its primary European operating entity. The Company does not have significant subsidiary operations with the functional currency denominated as the local currency as of September 30, 2012.

2.	Marketable Securities

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At September 30, 2012, all of the Company’s marketable securities consisted of United States government or agency securities, all of which mature within the next 15 months.

At September 30, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $65,041,000 and 65,021,090, respectively. Gross unrealized gains and losses were $20,197 and $287, respectively, at September 30, 2012.

At December 31, 2011, the Company had no marketable securities.

3.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2012 and December 31, 2011:

In thousands	September 30, 2012	December 31, 2011
Leasehold improvements	$23,986	$22,252
Construction in progress	—	699
Equipment and furniture	19,156	17,032

	43,142	39,983
Less accumulated depreciation and amortization	(35,559)	(33,372)

	$7,583	$6,611

Depreciation and amortization expense for the three-month periods ended September 30, 2012 and 2011 amounted to $785,000 and $789,000, respectively, and for the nine-month periods ended September 30, 2012 and 2011 amounted to $2.2 million and $2.3 million, respectively.

The Company leases certain assets under capital leases having terms up to four years. Assets under capital leases included in property and equipment were as follows at September 30, 2012 and December 31, 2011:

In thousands	September 30, 2012	December 31, 2011
Equipment and furniture	$392	$392
Less accumulated depreciation and amortization	(318)	(257)

	$74	$135

4.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2012 and December 31, 2011:

In thousands	September 30, 2012	December 31, 2011
Capitalized patent and license costs	$5,992	$6,799
Purchased technology	—	5,901

	5,992	12,700
Less accumulated amortization	(4,977)	(6,957)

	1,015	5,743
Other assets	1,933	42

	$2,948	$5,785

Amortization expense for intangible assets amounted to $4,000 and $728,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and amounted to $213,000 and $1.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The weighted average amortization period for intangible assets was 17.0 years in 2012 and 15.3 years in 2011.

In addition to amortization expense, during the nine-month period ended September 30, 2012, the Company recorded charges to operating expenses of $4.8 million to reflect impairment of the carrying value of intangible assets associated with ridaforolimus, the Company’s investigational oral mTOR inhibitor being developed by Merck & Co., Inc. (“Merck”) for oncology indications pursuant to a license with the Company, following the decision in June 2012 by the U.S. Food and Drug Administration (“FDA”) to not approve the New Drug Application (“NDA”) filed by Merck for the treatment of patients with soft tissue or bone sarcomas, stating that additional clinical trial(s) would need to be conducted to further assess safety and efficacy of ridaforolimus in this indication. The impairment of the carrying value of ridaforolimus intangible assets was based on management’s assessment of the uncertainty related to the timing and amount of future cash flows anticipated from these assets.

5.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations were comprised of the following at September 30, 2012 and December 31, 2011:

In thousands	September 30, 2012	December 31, 2011
Bank term loan	$11,550	$12,600
Capital lease obligations	27	69

	11,577	12,669
Less current portion	(1,952)	(1,454)

	$9,625	$11,215

The term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest on the loan was 1.47 percent at September 30, 2012. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

In addition, the Company leases certain equipment under capital leases with original terms of up to four years. These leases have effective interest rates ranging from 7.2 percent to 12.3 percent and are secured by the underlying leased assets.

The future scheduled principal payments due under these financing obligations were as follows at September 30, 2012:

In thousands	Bank Term Loan	Capital Lease Obligations
Year ended December 31:
2012	$350	$12
2013	2,100	15
2014	4,200	—
2015	4,900	—

	11,550	27
Less current portion	(1,925)	(27)

Long-term portion	$9,625	$—

6.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards ratably over the vesting period. The grant-date value of awards made in March 2012 and April 2011 were $1.1 million and $1.6 million, respectively. The net expense for this plan was $781,000 and $160,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $2.3 million and $1.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

7.	Leases

The Company conducts its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease. The current lease term extends to July 2019 with two consecutive five-year renewal options. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future minimum annual rental payments through July 2019 under these leases are $1.6 million in 2012, $6.5 million in 2013, $6.7 million in 2014, $6.2 million in 2015, $5.5 million in 2016, $5.6 million in 2017, and $9.0 million thereafter.

8.	Stockholders’ Equity and Warrant Liability

Authorized Common Stock

At September 30, 2012, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. The warrants became exercisable on August 25, 2009 and were scheduled to expire if not exercised by February 25, 2012. During the year ended December 31, 2010, 1,220,414 warrants were exercised for proceeds to the Company of $2.6 million. During the year ended December 31, 2011, a total of 3,757,767 warrants were exercised for proceeds to the Company of $8.1 million. In the first quarter of 2012, the remaining 5,805,843 warrants were exercised for proceeds to the Company of $12.5 million. Prior to exercise, the warrant liability was recorded at fair value, with the adjustment to carrying value recognized in earnings. Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received were credited to additional paid-in-capital and totaled $87.0 million in the first quarter of 2012. Upon the exercise of these remaining warrants, the balance of the warrant liability was credited to stockholders’ equity and the liability was eliminated.

On January 11, 2010, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the issuance of common stock, preferred stock, various series of debt securities and or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $125 million, from time to time at prices and on terms to be determined at the time of any such offering. This filing was declared effective on January 21, 2010. As of September 30, 2012, the Company has $65.8 million of securities remaining available under this shelf registration that can be sold before January 21, 2013.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the nine-month period ended September 30, 2012 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
$ in thousands	Shares	Amount	Capital	Income	Deficit	Total
Balance, January 1, 2012	157,608,702	$158	$776,946	$—	$(556,963)	$220,141
Issuance of common stock pursuant to warrant exercises	5,805,843	6	87,039			87,045
Issuance of common stock pursuant to ARIAD stock plans	3,161,125	3	8,199			8,202
Stock-based compensation			12,289			12,289
Payment of tax withholding obligations related to stock based compensation			(2,615)			(2,615)
Net unrealized gains on marketable securities				20		20
Net loss					(160,419)	(160,419)

Balance, September 30, 2012	166,575,670	$167	$881,858	$20	$(717,382)	$164,663

9.	Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities as of September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2012
In thousands	Total	Level 1	Level 2	Level 3
Marketable securities	$65,041	$—	$65,041	$—

	December 31, 2011
In thousands	Total	Level 1	Level 2	Level 3
Warrant liability	$58,639	$—	$58,639	$—

The Company’s marketable securities are carried at fair value. Marketable securities are classified as Level 2 in the fair value hierarchy as their prices are based on observable inputs but not for identical securities. Therefore, their fair value is based on observable inputs other than quoted prices included within Level 1.

The Company’s warrant liability was carried at fair value and, at December 31, 2011 was classified as Level 2 in the fair value hierarchy as the unobservable inputs did not have a significant impact on the valuation of the warrant liability. This classification as Level 2 reflects that the warrants’ exercise price was significantly lower than the market price of the underlying common stock on the reporting date. The fair value of the warrants on December 31, 2011 was determined to be $58.6 million using the Black-Scholes option valuation model applying the following assumptions: (i) the market price of the Company’s common stock of $12.25 on that date, (ii) a risk-free rate of 0.015%, (iii) an expected term of 0.2 years, (iv) no dividend yield, and (v) a volatility of 59.9%. As of September 30, 2012, all warrants have been exercised and the fair value of the warrants on the exercise dates plus the proceeds from exercise were recorded in equity. The changes in the fair value of the warrant liability for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Balance, beginning of period	$—	$55,427	$58,639	$28,815
Revaluation of warrants	—	(14,846)	15,924	26,629
Exercise of warrants	—	(2,028)	(74,563)	(16,891)

Balance, end of period	$—	$38,553	$—	$38,553

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

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock at a discount (collectively

“share-based payments”), pursuant to stockholder approved plans. The Company’s statement of operations included total compensation cost from share-based payments for the three and nine-month periods ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Compensation cost from:
Stock options	$2,084	$609	$6,776	$2,215
Stock and stock units	1,697	971	5,343	3,589
Purchases of common stock at a discount	64	53	170	150

	$3,845	$1,633	$12,289	$5,954

Compensation cost included in:
Research and development expenses	$1,869	$822	$6,060	$2,927
General and administrative expenses	1,976	811	6,229	3,027

	$3,845	$1,633	$12,289	$5,954

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

Stock option activity under the Company’s stock plans for the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2012	7,381,329	$5.22
Granted	1,941,750	$15.36
Forfeited	(38,563)	$11.91
Exercised	(1,737,863)	$4.49

Options outstanding, September 30, 2012	7,546,653	$7.96

Stock and Stock Unit Grants

Stock and stock unit grants are provided to non-employee directors as compensation and may include restrictions as to resale or other vesting provisions. Stock and stock unit grants are also awarded to employees and carry restrictions as to resale for periods of time or vesting provisions over time or based on performance measures as specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock unit activity under the Company’s stock plans for the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	2,785,026	$4.51
Granted	911,677	$15.02
Forfeited	(6,800)	$4.13
Vested or restrictions lapsed	(1,551,242)	$4.08

Outstanding, September 30, 2012	2,138,661	$9.31

Included in stock and stock units outstanding in the above table are 392,500 performance share units, awarded in March 2011, that will vest if the Company receives regulatory approval of ponatinib from the U.S. Food and Drug Administration on or before December 31, 2016 and 352,000 performance share units, awarded in March 2012, that will vest if the Company receives regulatory approval of ponatinib from the European Medicines Agency on or before December 31, 2016. The number of shares that may vest, if any, related to the March 2012 awards is dependent on the timing of approval. The compensation costs for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. Compensation expense related to these performance share units will begin to be recognized when achievement of the performance condition is probable. The unrecognized stock compensation expense associated with the maximum number of shares that may be issued upon achievement of the performance conditions was $11.5 million at September 30, 2012.

11.	Net Income (Loss) Per Share

Basic net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding. Diluted net income (loss) per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect of potential common shares. The computation of potential common shares has been performed using the treasury stock method. The changes in income or loss that would result if the warrants were reported as an equity instrument are reflected as an adjustment to the numerator when warrants would be dilutive. The warrants were antidilutive for all periods during which they were outstanding. When net loss is reported, diluted and basic net loss per share amounts are the same as the impact of potential common shares is antidilutive.

The calculation of net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Net income (loss)	$(53,213)	$13,910	$(160,419)	$(71,801)

Weighted-average shares outstanding – basic	166,296	132,587	164,378	131,215
Dilutive stock options	—	3,187	—	—
Restricted stock and restricted stock units	—	1,706	—	—

Weighted-average shares outstanding – diluted	166,296	137,480	164,378	131,215

For the three-month and nine-month periods ended September 30, 2012 and 2011, the following potentially dilutive securities were not included in the computation of net income (loss) per share because the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Stock options	7,547	798	7,547	6,921
Restricted stock and restricted stock units	2,139	—	2,139	2,777
Warrants	—	5,806	—	5,806

	9,686	6,604	9,686	15,504

12.	Income Taxes

During the quarter ended September 30, 2012, the Company established a European business headquarters in Switzerland to manage its operations in Europe. Other subsidiaries were also established to support anticipated sales activities within the region.

In connection with the establishment of its European operations, the Company transferred certain intellectual property rights related to ponatinib to its wholly-owned subsidiary in Switzerland. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the U.S. tax jurisdiction that is substantially offset by existing tax loss and credit carryforwards. Any taxes incurred related to the intercompany transactions are treated as a prepaid tax in the Company’s consolidated balance sheet and amortized to income tax expense over the life of the intellectual property. Income tax expense for the three and nine-month periods ended September 30, 2012 and 2011 are de minimus.

Since the Company has not yet achieved sustained profitable operations, management believes its deferred tax assets do not satisfy the more-likely-than-not realization criteria and has recorded a valuation allowance for all deferred tax assets as of December 31, 2011 and September 30, 2012. The valuation allowance is expected to decrease in 2012 due to the utilization of U.S. net operating loss carryforwards related primarily to the taxable gain on transfer of intellectual property rights to its subsidiary in Switzerland. At December 31, 2011, the Company had available net operating loss carryforwards of approximately $457 million for federal tax purposes and $80 million for state tax purposes. The Company estimates that its available net operating loss carryforwards at December 31, 2012 will be in excess of $300 million for federal tax purposes and will be zero for state tax purposes after taking into account 2012 operating losses and the intercompany gain on the transfer of intellectual property rights.

The Company does not recognize a tax benefit unless it is more-likely-than-not that the tax position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. During the period ended September 30, 2012, the Company’s uncertain tax positions increased to approximately $18 million, related to certain uncertain tax benefits that arose in 2012. Of this amount, the Company has reduced its deferred tax assets and associated valuation allowance by $16 million and recorded a long term liability of $2 million. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. No uncertain tax positions are expected to be resolved within the next twelve months.

13.	Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application. The Company adopted this ASU on January 1, 2012, and included separate condensed consolidated statements of comprehensive income (loss).

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

Regulatory Process and Commercialization

In July 2012, we filed for regulatory approval in the United States of our lead product candidate, ponatinib, to treat patients with resistant or intolerant chronic myeloid leukemia, or CML, and Philadelphia – chromosome positive acute lymphoblastic leukemia, or Ph+ALL. We completed our rolling submission in September 2012. The U.S. Food and Drug Administration, or FDA, has granted priority review of this application and has established an action date of March 27, 2013 under the Prescription Drug User Fee Act, or PDUFA. We expect potential regulatory approval in the first quarter of 2013. In addition, in August 2012, we filed for marketing approval for ponatinib with the European Medicines Agency, or EMA, and expect potential approval in mid-2013. Subject to obtaining regulatory approval of ponatinib, we intend to commercialize ponatinib on our own in the United States, Europe and other selected territories worldwide. The FDA and the EMA are currently reviewing our applications, which reviews include, among other things, a detailed review of the data and information included in the applications, meetings and frequent communications between us and the regulatory authorities, and inspections, including potential inspections of clinical trial sites and third-party facilities used to manufacture ponatinib. If applicable regulatory criteria are not met, the regulatory authorities could refuse to approve or delay the approval of ponatinib.

If we are successful in obtaining approval of ponatinib in the United States in the anticipated time frames, we expect to begin marketing ponatinib shortly thereafter. Successful commercialization of ponatinib if it is approved will require effective marketing, distribution and pricing strategies; infrastructure to support commercial sales; sustained levels of drug product inventory of ponatinib; and company-wide processes and systems to support compliance with applicable laws and regulations and post-marketing safety evaluations. Our commercial leadership team has been preparing for anticipated commercial launch of ponatinib, including the hiring of a sales force and other professional staff necessary for an effective launch, the implementations of systems and processes to support launch, the development of tools and materials to be utilized during the commercialization of ponatinib and other activities.

We have also initiated operations in Europe, with headquarters in Switzerland, in preparation for potential EMA approval of ponatinib in mid-2013. We are hiring management and other personnel in key functions in Switzerland who are building our business infrastructure and capabilities in Europe. We plan to hire country-level personnel in key markets throughout Europe to focus on local market approvals, preparing for the launch of ponatinib upon approval and then managing marketing, sales and distribution operations.

As a result, our operating expenses have increased throughout 2012, as we prepare for anticipated regulatory approvals of ponatinib, and we expect that such expenses will continue to increase to support an effective launch of this product in various territories. In addition, we expect that our operating expenses will also continue to increase as we continue to expand our research and development activities for ponatinib and other product candidates discussed below.

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

In July 2012, we initiated a randomized Phase 3 clinical trial of ponatinib, referred to as the EPIC trial, in adult patients with newly diagnosed CML in the chronic phase. The trial is designed to provide definitive clinical data to support regulatory approval of ponatinib in treatment-naïve CML. This trial is a randomized, two-arm, multi-center trial that compares the efficacy of ponatinib with that of imatinib. Approximately 500 patients will be enrolled and randomized 1:1 to treatment with ponatinib or imatinib. The primary endpoint of the trial is major molecular response (MMR) rate at 12 months of treatment.

In August 2012, we initiated a multicenter Phase 1/2 clinical trial in Japan of ponatinib in Japanese patients with CML who have failed treatment with dasatinib or nilotinib or who have Ph+ALL and have failed prior treatment with tyrosine kinase inhibitors. This trial is designed to establish the recommended dose for ponatinib and confirm its anti-leukemic activity in Japanese patients. We expect that this trial should provide the incremental data needed for initial regulatory approval of ponatinib in Japan. The phase 1 portion of the trial is designed to determine the recommended dose for Japanese patients and is expected to enroll at least 12 patients. The phase 2 portion of the trial is expected to enroll 25 patients. The primary endpoint for chronic phase CML patients is major cytogenetic response. The primary endpoint for accelerated and blast phase CML patients and for Ph+ALL patients is major hematologic response.

We plan to initiate additional clinical trials of ponatinib as we continue development of this product candidate.

AP26113

AP26113 is an investigational dual inhibitor of anaplastic lymphoma kinase, or ALK, and epidermal growth factor receptor, or EGFR – two clinically validated targets in non-small cell lung cancer, or NSCLC. We initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011. We expect to enroll approximately 30 to 50 patients in the phase 1 portion of the trial and approximately 80 patients in the phase 2 portion of the trial.

In September 2012, we announced initial clinical results from the Phase 1/2 trial of AP26113. The primary objectives of the phase 1 portion of the trial are to determine the maximum tolerated dose and the recommended dose for further study of AP26113 and to characterize its safety and preliminary anti-tumor activity. At the time of the announcement, 34 patients had been enrolled in the study and 19 remained on study. Safety data to date showed AP26113 to be generally well tolerated. The most common adverse events were nausea and fatigue. Of the 11 ALK-positive patients evaluable for response, eight patients demonstrated a partial response, or PR, using RECIST criteria. Of the six patients with EGFR mutant NSCLC, all of whom had failed other treatments, one patient achieved a partial response and two patients had stable disease. Based on these initial clinical results, we have initiated planning for a pivotal trial of AP26113 in ALK-positive NSCLC patients to begin in 2013.

Ridaforolimus

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

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, the carrying value of intangible assets, accrued product development expenses, the fair value of warrants to purchase our common stock, and inventory valuation.

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

For the nine months ended September 30, 2012, we reported total licensing and service revenue of $484,000. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

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

Intangible Assets

At September 30, 2012, we reported $1.0 million of intangible assets, consisting of capitalized costs related primarily to purchase and issued patents, patent applications and licenses, net of accumulated amortization. The carrying value of these intangible assets is evaluated for possible impairment, and losses are recorded when the evaluation indicates that the carrying value is not recoverable. This evaluation involves estimates of future net cash flows expected to be generated by the asset. Such estimates require judgment regarding future events and expected cash flows. Changes in these estimates, including decisions to discontinue using the technologies, could result in material changes to our balance sheet and charges to our statements of operations. If we were to abandon the ongoing development of the underlying product candidates or technologies or terminate our efforts to pursue collaborations or license agreements, or if our estimates of future net cash flows expected to be generated by the asset change, we may be required to write down or write off a portion of the carrying value of our intangible assets. In the nine month period ended September 30, 2012, we recorded charges of $4.8 million in our statement of operations to reflect impairment of the intangible assets associated with ridaforolimus following the decision by the FDA not to approve the NDA filed by Merck for ridaforolimus for the treatment of patients with soft-tissue and bone sarcomas.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our statement of operations and are reflected in accrued product development expenses on our balance sheet. At September 30, 2012, we reported accrued product development expenses of $13.3 million on our balance sheet.

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

Inventory

We have incurred significant costs related to the manufacturing of drug product as part of our ongoing research and development activities and production of drug product that would be available to support commercialization activities. We will begin to capitalize costs of inventory produced in preparation for commercial sale of ponatinib when it is considered to have a high probability of regulatory approval and the costs to manufacture the drug product are expected to be recoverable through drug product sales.

We have expensed all costs related to the manufacture of ponatinib to date because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for our company of regulatory approval of drug candidates. We expect that the majority of the costs of the initial commercial supply of ponatinib that will be available for product sales if we obtain approval will have already been expensed. Accordingly, we expect the manufacturing costs for ponatinib included in our cost of sales to initially be insignificant, as most of these costs will have been recorded as research and development expenses in prior periods, and to increase as we begin to sell inventory that is produced after we begin capitalizing ponatinib commercial inventory.

Results of Operations

For the three months ended September 30, 2012 and 2011

Revenue

We recorded total revenue of $85,000 in the three-month period ended September 30, 2012, compared to $25.1 million in the corresponding period in 2011. Total revenue in 2012 consisted of license revenue pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy. Total revenue in 2011 consisted primarily of a $25 million milestone payment received pursuant to our License Agreement with Merck. For the remainder of 2012, we expect to record limited licensing revenue and service revenue. We cannot predict the timing or amount of any future revenue under our license agreement with Merck.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $19.1 million, or 97 percent, to $38.8 million in the three-month period ended September 30, 2012, compared to $19.7 million in the corresponding period in 2011, as described in further detail below. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our R&D expenses for the three-month period ended September 30, 2012, as compared to the corresponding period in 2011, were as follows:

	Three months ended September 30,
In thousands	2012	2011	Increase
Direct external expenses:
Clinical programs	$19,914	$9,585	$10,329
Preclinical programs	—	—	—
All other R&D expenses	18,908	10,107	8,801

	$38,822	$19,692	$19,130

In 2012, our clinical programs consisted of (i) ponatinib, our pan BCR-ABL inhibitor, for which we are conducting a pivotal Phase 2 clinical trial and other trials, and (ii) AP26113, our ALK and EGFR inhibitor for which we filed an IND in June 2011 and commenced a Phase 1/2 clinical trial in the third quarter of 2011.

Direct external expenses for ponatinib were $17.7 million in the three-month period ended September 30, 2012, an increase of $9.1 million as compared to the corresponding period in 2011. The increase is due to increases in clinical trial costs of $6.2 million, contract manufacturing costs of $593,000, and supporting non-clinical costs of $2.4 million. Clinical trials costs increased primarily due to ongoing treatment of patients in our pivotal Phase 2 PACE clinical trial and increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients, including purchases of the comparator drug, imatinib, for use in this trial, as well as costs related to initiation of a Phase 1/2 clinical trial of ponatinib in Japan, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate, as well as the production of ponatinib for use in our clinical trials and to provide for initial commercial supply in anticipation of potential regulatory approval of ponatinib. Supporting non-clinical costs increased due primarily to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify patients with the T315I mutation of the BCR-ABL gene. We collaborated with MolecularMD Corp. to establish this companion diagnostic test and MolecularMD Corp. had filed a PreMarketing Approval (PMA) application with the FDA. In September 2012, we and MolecularMD announced the voluntary withdrawal of the PMA following advice from the FDA that the FDA no longer considered this test to be a companion diagnostic test for ponatinib. We expect that our direct external expenses for ponatinib will increase in the fourth quarter of 2012 and into 2013 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials of this product candidate and conduct additional studies to support continued development of ponatinib.

Direct external expenses for AP26113 were $2.2 million in the three-month period ended September 30, 2012, an increase of $1.2 million as compared to the corresponding period in 2011. The increase in expenses for AP26113 was due primarily to costs of the Phase 1/2 clinical trial initiated in the third quarter of 2011, offset in part by the completion in 2011 of toxicology studies and product development initiatives required for filing of the IND. We expect that our direct external expenses for AP26113 will increase in the fourth quarter of 2012 and into 2013 as we continue to enroll patients in our on-going clinical trial of this product candidate and conduct additional studies to support continued development of AP26113.

All other R&D expenses increased by $8.8 million in the three-month period ended September 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in personnel costs of $4.5 million due primarily to an increase in number of employees to support expanding R&D activities, overall increase in compensation for existing employees, and an increase in recruiting costs; an increase in professional services of $1.8 million due primarily to initiatives to upgrade systems and technology used in our business; an increase in stock-based compensation expense of $1.0 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; an increase in rent expense of $1.1 million as a result of an amendment to our existing building lease and a new lease agreement for additional office space; and an increase in lab expenses of $279,000. We expect that all other R&D expenses will increase in the fourth quarter of 2012 and into 2013 to support the expanding development of ponatinib and AP26113 and our ongoing discovery research efforts.

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

General and Administrative Expenses

General and administrative expenses increased by $8.2 million, or 130 percent, to $14.5 million in the three-month period ended September 30, 2012, compared to $6.3 million in the corresponding period in 2011. This increase was due primarily to an increase in personnel costs of $3.5 million due primarily to an increase in number of employees to support expanding business activities and to prepare for potential commercial launch of ponatinib, overall increase in compensation for existing employees and an increase in recruiting costs; an increase in professional services of $2.6 million as a result of an increase in corporate and commercial development initiatives to prepare for the potential commercial launch of ponatinib; an increase in stock-based compensation expense of $1.1 million due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; as well as an increase in travel costs, insurance costs, and other miscellaneous costs. We expect that general and administrative expenses will continue to increase in the fourth quarter of 2012 and into 2013 as we prepare for potential commercial launch of ponatinib in the United States and in Europe, including the hiring of sales, marketing and commercial operations personnel and the establishment of our European headquarters and operations, and support our expanding research and development activities.

We expect that our operating expenses in total will increase substantially in the fourth quarter of 2012 and into 2013 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, the status of regulatory reviews and timing of potential regulatory approvals of our product candidates, the costs to prepare for potential commercial launch of ponatinib in the United States and in Europe, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $53,000 in the three-month period ended September 30, 2012 from $33,000 in the corresponding period in 2011, as a result of a higher average balance of funds invested in 2012.

Interest expense decreased to $47,000 in the three-month period ended September 30, 2012 from $49,000 in the corresponding period in 2011 as a result of lower average borrowings.

Operating Results

We reported a loss from operations of $53.2 million in the three-month period ended September 30, 2012 compared to a loss from operations of $920,000 in the corresponding period in 2011, an increase of $52.3 million. We also reported a net loss of $53.2 million in the three-month period ended September 30, 2012, compared to net income of $13.9 million in the corresponding period in 2011, a difference of $67.1 million, and a net loss per share of $0.32 and net income per share of $0.10, respectively. The increase in net loss is largely due to the increase in our operating expenses described above, offset in part by a decrease in other income of $14.8 million related to the revaluation of our then outstanding warrant liability. Our results of operations for the remaining quarter of 2012 and into 2013 will vary from those of the quarter ended September 30, 2012 and actual results will depend on a number of factors, including revenues from the sales of ponatinib if we receive regulatory approval and the costs associated with those sales, the progress of our product development programs, increases in number of employees and related personnel costs, preparations for anticipated commercial launch of our product candidate, ponatinib, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Results of Operations

For the nine months ended September 30, 2012 and 2011

Revenue

We recorded total revenue of $484,000 in the nine-month period ended September 30, 2012, compared to $25.2 million in the corresponding period in 2011. Total revenue in 2012 consisted primarily of license revenue pursuant to license agreements related to our ARGENT technology in accordance with our revenue recognition policy. Total revenue in 2011 consisted primarily of a $25 million milestone payment received pursuant to our License Agreement with Merck.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $54.0 million, or 102 percent, to $107.0 million in the nine-month period ended September 30, 2012, compared to $53.0 million in the corresponding period in 2011. Our R&D expenses for the nine-month period ended September 30, 2012, as compared to the corresponding period in 2011, were as follows:

	Nine months ended September 30,		Increase/
In thousands	2012	2011	(decrease)
Direct external expenses:
Clinical programs	$48,347	$21,656	$26,691
Preclinical programs	—	1,900	(1,900)
All other R&D expenses	58,674	29,464	29,210

	$107,021	$53,020	$54,001

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

Direct external expenses for ponatinib were $44.4 million in the nine-month period ended September 30, 2012, an increase of $23.7 million as compared to the corresponding period in 2011. The increase is due to increases in clinical trial costs of $12.2 million, contract manufacturing costs of $6.2 million, and supporting non-clinical costs of $5.3 million. Clinical trials costs increased primarily due to ongoing treatment of patients in our pivotal Phase 2 PACE clinical trial and increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients, including purchases of the comparator drug, imatinib, for use in this trial, as well as costs related to initiation of a Phase 1/2 clinical trial of ponatinib in Japan, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to the conduct of product and process development and qualification initiatives to support regulatory filings for this product candidate, as well as the production of ponatinib for use in our clinical trials and to provide for initial commercial supply in anticipation of potential regulatory approval of ponatinib. Supporting non-clinical costs increased due primarily to increased quality and stability studies and initiatives to develop and commercialize a companion diagnostic test to identify patients with the T315I mutation of the BCR-ABL gene.

Direct external expenses for AP26113 were $3.9 million in the nine-month period ended September 30, 2012, which were entirely included in clinical programs in 2012 in the table above, reflecting the transfer of this program to a clinical development status in the third quarter of 2011. Direct external expenses for AP26113 were $2.9 million for the nine-month period ended September 30, 2011, of which $1.0 million were included in clinical programs and $1.9 million were included in preclinical programs in the table above, reflecting the transfer of this program to a clinical development status in the third quarter of 2011. The increase in expenses for AP26113 was due primarily to increase in clinical trials and contract manufacturing costs associated with increasing enrollment in the trial, offset in part by the completion of toxicology studies and product development initiatives required for filing of the IND.

All other R&D expenses increased by $29.2 million in the nine-month period ended September 30, 2012, as compared to the corresponding period in 2011. This increase is primarily due to an increase in personnel costs of $13.4 million due primarily to an increase in number of employees to support expanding R&D activities, overall increase in compensation for existing employees, and an increase in recruiting costs; an increase in professional services of $4.1 million due primarily to initiatives to upgrade systems and technology used in our business; an increase in stock-based compensation expense of $3.1 million as a result of the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; an impairment charge related to ridaforolimus intangible assets of $4.8 million; an increase in rent expense of $2.8 million as a result of an amendment to our existing building lease and a new lease agreement for additional space; and an increase in lab expenses of $836,000.

General and Administrative Expenses

General and administrative expenses increased by $20.7 million, or 120 percent, to $38.0 million in the nine-month period ended September 30, 2012, compared to $17.3 million in the corresponding period in 2011. This increase was due primarily to an increase in personnel costs of $9.0 million due primarily to an increase in number of employees to support expanding business activities and to prepare for potential commercial launch of ponatinib, overall increase in compensation for existing employees and an increase in recruiting costs; an increase in professional services of $6.2 million as a result of an increase in corporate and commercial development initiatives to plan and prepare for the potential commercial launch of ponatinib; an increase in stock-based compensation expense of $3.2 million due to the impact of a significant increase in the market value of our common stock on the value of stock-based compensation awards in 2011 and 2012; as well as an increase in general expenses of $1.1 million primarily related to increased travel costs, insurance costs, and other miscellaneous costs.

Other Income (Expense)

Interest Income/Expense

Interest income increased to $190,000 in the nine-month period ended September 30, 2012 from $132,000 in the corresponding period in 2011, as a result of a higher average balance of funds invested in 2012.

Interest expense decreased to $154,000 in the nine-month period ended September 30, 2012 from $172,000 in the corresponding period in 2011 as a result of lower average borrowings.

Revaluation of Warrant Liability

During the nine-month period ended September 30, 2012, all 5,805,843 warrants that were outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million. During the first quarter of 2012, the value of the warrant liability on our balance sheet was adjusted, resulting in a non-cash charge of $15.9 million for the nine-month period ended September 30, 2012, due primarily to the increase in the market price of our common stock from December 31, 2011 to the dates the warrants were exercised. The revaluation of our warrant liability in the corresponding period in 2011 resulted in a non-cash charge of $26.6 million. Upon exercise of those remaining warrants, the balance of the warrant liability and the associated exercise proceeds were credited to stockholders’ equity and the liability was eliminated.

Operating Results

We reported a loss from operations of $144.5 million in the nine-month period ended September 30, 2012 compared to a loss from operations of $45.1 million in the corresponding period in 2011, an increase of $99.4 million, or 220 percent. We also reported a net loss of $160.4 million in the nine-month period ended September 30, 2012, compared to a net loss of $71.8 million in the corresponding period in 2011, an increase in net loss of $88.6 million or 123 percent, and a net loss per share of $0.98 for the nine-month period ended September 30, 2012 and a net loss per share of $0.55 for the corresponding period in 2011. The increase in net loss is largely due to the decrease in revenue and the increase in our operating expenses described above, offset in part by the decrease of $10.7 million in charges related to the revaluation of our warrant liability.

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

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	September 30, 2012	December 31, 2011
Cash and cash equivalents	$141,619	$306,256
Marketable securities	65,041	—

	$206,660	$306,256

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to enhance yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. Although our investments are available for sale to fund current requirements, we generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. For the nine-month period ended September 30, 2012, we made purchases of marketable securities in the amount of $89.6 million. For the nine-month period ended September 30, 2011, there were no purchases or sales of marketable securities. For the nine-month period ended September 30, 2012, proceeds from maturities of marketable securities were $24.5 million. For the nine-month period ended September 30, 2011, there were no proceeds from maturities of marketable securities.

Sources of Funds

For the three and nine-month periods ended September 30, 2012 and 2011, our sources of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Milestone payment from Merck, included in cash flows from operating activities	$—	$25,000	$—	$25,000
Sales/issuances of common stock:
Pursuant to warrant exercises	—	499	12,482	8,079
Pursuant to stock option and purchase plans	2,521	810	8,202	4,469
Proceeds from long-term borrowings	—	—	—	4,375

	$2,521	$26,309	$20,684	$41,923

Our milestone payment from Merck was received pursuant to the License Agreement entered into in May 2010. This payment is included in cash from operating activities in our consolidated statement of cash flows for the nine-month period ended September 30, 2011 but is presented separately in the analysis due to the non-recurring nature of this payment.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, to invest in intellectual property and to invest in our property and equipment as needed for our business. For the three and nine-month periods ended September 30, 2012 and 2011, our uses of funds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Net cash (provided by) used in operating activities	$44,433	$(4,843)	$112,590	$30,598
Less milestone payment from Merck	—	25,000	—	25,000

Adjusted net cash used in operating activities	44,433	20,157	112,590	55,598
Repayment of long-term borrowings and capital leases	363	364	1,092	1,101
Change in restricted cash	288	—	288	—
Investment in intangible assets	163	151	628	563
Investment in property and equipment	1,088	170	3,054	1,147
Payment of tax withholding obligations related to stock compensation	—	—	2,615	827

	$46,335	$20,842	$120,267	$59,236

The net cash used in operating activities is comprised of our net losses adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted above, our net loss for the three and nine-month periods ended September 30, 2012 increased by $67.1 million and $88.6 million, respectively, as compared to the corresponding periods in 2011, due primarily to the overall decrease in revenue and increases in operating expenses, offset in part by decreases in charges related to the revaluation of our warrant liability. After adjusting for the $25 million milestone payment from Merck, our net cash used in operating activities increased by $24.3 million and $57.0 million, respectively, in the three and nine-month periods ended September 30, 2012 as compared to the corresponding periods in 2011, reflecting overall increases in operating expenses and changes in working capital. As noted above, we expect that we will continue to incur a net loss through the remainder of 2012 due to ongoing development of our product candidates and preparation for potential commercialization of ponatinib in the United States and Europe; and that our investment in property and equipment will increase in the fourth quarter of 2012 and into 2013 to support growth of our R&D and general and administrative functions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we maintained an outstanding letters of credit and collateral balances of $1.0 million in accordance with the terms of our long-term lease for our office and laboratory facility and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, operating and capital lease agreements, employment agreements and benefit plans. These non-cancellable contractual obligations were comprised of the following as of September 30, 2012:

		Payments Due By Period
In thousands	Total	In 2012	2013 through 2015	2016 through 2017	After 2017
Long-term debt	$11,550	$350	$11,200	$—	$—
Lease agreements	41,010	1,625	19,363	11,023	8,999
Employment agreements	7,677	1,980	5,697	—	—
Other long-term obligations	8,165	—	6,339	1,826	—

Total fixed contractual obligations	$68,402	$3,955	$42,599	$12,849	$8,999

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.47 percent, our average interest rate on our debt at September 30, 2012, over the remaining term of the debt, our interest payments would total approximately $42,000 for the remainder of 2012, and $304,000 in the period remaining from 2013 through 2015.

Leases consist of payments to be made on our lease for our office and laboratory facility, the term of which extends to July 2019, and on agreements for certain assets acquired under capital leases which expire at various dates into 2013. Employment agreements represent base salary payments under agreements with officers that extend for terms ranging to the end of 2013. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan and potential obligations related to uncertain tax benefits.

Liquidity

At September 30, 2012, we had cash, cash equivalents and marketable securities totaling $206.7 million and working capital of $171.6 million, compared to cash and cash equivalents totaling $306.3 million and working capital of $282.2 million at December 31, 2011. For the nine-month period ended September 30, 2012, we reported a net loss of $160.4 million and cash used in operating activities of $112.6 million. We believe that our cash, cash equivalents and marketable securities at September 30, 2012 will be sufficient to fund our operations to the fourth quarter of 2013.

We currently have no drug products approved for sale nor any significant recurring revenue streams. We have filed for regulatory approval of ponatinib in the United States and expect potential regulatory approval as soon as the first quarter of 2013. We also have filed for marketing approval of ponatinib in Europe and expect potential approval around mid-2013. Subject to receipt of marketing approvals, we plan to commercialize ponatinib and future product candidates on our own in the United States, Europe and other selected markets worldwide, which will require increased spending to establish sales, marketing and distribution capabilities in these markets. There can be no assurance that we will obtain approvals to market and sell ponatinib or other product candidates in the time frame that we expect or at all. If we do not obtain marketing approval and begin to sell ponatinib in the time frame we expect, or if we are not as successful in generating sales of ponatinib as we expect, we may need to revise our operating plan for 2013 in order to conserve cash to fund our operations.

We have historically incurred operating losses and net losses related to our research and development activities. We expect to continue to incur significant operating expenses and that our operating expenses will increase substantially in the fourth quarter of 2012 and beyond. We plan to expand our development of our product candidates, ponatinib and AP26113, and to conduct additional clinical trials, including a Phase 3 clinical trial of ponatinib in newly diagnosed CML that we have initiated, and continue manufacturing-related and other activities in support of these efforts. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. There are many factors that will affect our level of spending on these activities, including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for ponatinib and AP26113, the extent of other development activities for ponatinib and AP26113, including product and process development, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential regulatory approvals and commercial launch, in the United States, Europe and other markets, of ponatinib and other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of our product candidates in multiple markets and other factors.

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

Until such time, if ever, that we receive marketing approval for one or more of our product candidates and generate revenues from sales of our product candidate sufficient to fund operations, we plan to continue to fund our operations through the potential receipt of milestone payments and/or royalties under our existing license agreements, by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of additional debt from commercial lenders. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operations or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the costs associated with our research, development, manufacturing and other activities, the conduct and results of pre-clinical and clinical studies of our product candidates, difficulties, delays or failures in obtaining regulatory approvals to market products resulting from our or our partners’ development efforts, pre-clinical data and early-stage clinical data that may not be replicated in later stage clinical trials, the timing of development and potential market opportunity for our product candidates, our ability to establish sales, marketing and distribution capabilities to support the planned commercialization of our product candidates, our reliance on strategic partners and licensees and other key parties for the successful development, manufacture and commercialization of products, the adequacy of our capital resources and the availability of additional funding, patent protection and third-party intellectual property claims relating to our and any partner’s product candidates, the timing, scope, cost and outcome of legal proceedings, future capital needs, risks related to key employees, markets, economic conditions, prices, reimbursement rates, competition and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 and as further updated in Part II, Item 1A of this Quarterly Report on form 10-Q and as may be further updated in our other periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government and agency securities. Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years. These securities are classified as available-for-sale.

Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity (accumulated other comprehensive income or loss).

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. In particular, at September 30, 2012, because our available funds are invested solely in securities with remaining maturities of 15 months or less, we believe that our risk of loss due to changes in interest rates is not material.

At September 30, 2012, we had $11.6 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10 percent increase in the interest rate on which the loan is based (15 basis points at September 30, 2012), we would incur approximately $16,000 of additional interest expense per year based on expected balances over the next twelve months.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 and as follows:

1. The risk factor entitled “We depend heavily on the success in the United States of our lead product candidate, ponatinib, which is in a pivotal Phase 2 clinical trial and has not yet been approved by the FDA. If we experience material delays in filing for and obtaining marketing approval for ponatinib, or we are unable to obtain such approval at all, our business will be materially harmed” is replaced by the following risk factor:

We depend heavily on the success in the United States of our lead product candidate, ponatinib, which has not yet been approved by the FDA. If we experience material delays in obtaining marketing approval for ponatinib, or we are unable to obtain such approval at all, our business will be materially harmed.

We believe that a significant portion of the value attributed to our company by investors is based on the commercial potential of ponatinib. We filed for marketing approval of ponatinib in the United States in the third quarter of 2012 and believe that it could receive approval as soon as the first quarter of 2013. However, the FDA has substantial discretion in deciding whether or not ponatinib should be granted approval based on the benefits and risks of ponatinib in the treatment of patients with resistant or intolerant CML and Ph+ ALL.

Our ability to obtain approval to market ponatinib in a timely manner will depend on many factors, including the following:

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

If we experience material delays in obtaining marketing approval for ponatinib in the United States, we will not receive product revenues during the delay. Any such delay may materially harm our ability to earn product revenues and generate cash flows. If we do not obtain approval to market ponatinib in the United States, our business will be materially harmed.

2. The following risk factor is added:

In order to execute our business plan and achieve profitability, we need to effectively commercialize ponatinib.

We cannot be sure that ponatinib will be commercially successful even if we gain marketing approval in a timely manner. In addition to the other challenges related to a company launching its first commercial drug, we will face competition from other drugs that are currently approved for the treatment of CML, as well as drugs currently being developed for the treatment of CML.

We expect that the initial commercial success of ponatinib will depend on many factors, including the following:

•	the efficacy, cost, and side-effect profile of ponatinib relative to competitive treatments;

•	the relative timing of marketing approvals from the FDA and comparable foreign regulatory authorities for ponatinib and competitive treatments in development;

•

the effectiveness of our commercial strategy for the launch and marketing of ponatinib, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

•

maintaining and successfully monitoring commercial manufacturing arrangements for ponatinib with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

•	our ability to meet the demand for commercial supplies of ponatinib; and

•	the acceptance of ponatinib by patients, the medical community and third-party payors.

While we believe that ponatinib will have a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated if ponatinib receives regulatory approval. If ponatinib is approved by the FDA but we do not effectively commercialize it, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of ponatinib do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

3. The risk factor entitled “Risks associated with our international business relationships could materially adversely affect our business” is replaced by the following risk factor:

Risks associated with operating in foreign countries could materially adversely affect our business.

We have expanded our operations in Europe in order to market ponatinib internationally, if approved. In addition, we have manufacturing, collaborative and clinical trial relationships, and we are seeking approval for our drug candidates outside the United States. We expect that if ponatinib is approved for commercial sale, a significant portion of our commercial supply chain, including sourcing of raw materials and manufacturing, may be located outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations could materially adversely affect our business.

In addition, our international operations are subject to regulation under United States law. For example, the Foreign Corrupt Practices Act prohibits United States companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act. We also are subject to import/export control laws. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and corresponding bad publicity and negative perception of our company in foreign countries.

4. The risk factor entitled “We have limited manufacturing experience and are dependent upon the ability of third parties to manufacture our product candidates” is replaced by the following risk factor:

We have limited manufacturing experience and are dependent upon the ability of third parties to manufacture our product candidates.

We have no experience in manufacturing any of our product candidates on a large scale and have contracted and expect to continue to contract with third-party manufacturers to provide material for clinical trials and potential commercial launch, and to assist in the development and optimization of our manufacturing processes and methods. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our product candidates on a large scale at a competitive cost and in accordance with cGMPs and other regulatory requirements. If we are not able to obtain contract manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, or if our contract manufacturers fail to provide us with the quantities and quality of the products we require in a timely manner, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain the materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials and commercialization. In addition, we currently rely, and expect to continue to rely, on sole source third party manufacturers to produce starting materials, drug substance, and final drug product, and to provide packaging and labeling, for our product candidates, including for the commercial supply of ponatinib if it is approved for marketing. While we have identified and expect to qualify and engage back-up third party manufacturers as additional or alternative suppliers for the commercial supply of ponatinib, we currently do not have such arrangements in place. There can be no assurance that failure of any of our original sole source third party manufacturers to meet our commercial demands for ponatinib in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of ponatinib, would not have a material adverse effect on commercialization of ponatinib, if approved.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(@)	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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
Edward M. Fitzgerald
Executive Vice President, Chief Financial Officer (Principal financial officer and chief accounting officer)

Date: November 9, 2012

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(@)	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.