Form 10-Q
period 2013-03-31
ARIAD PHARMACEUTICALS INC
filed 2013-05-10
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2013 was 184,690,546.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,301	$119,379
Marketable securities	25,027	45,035
Accounts receivable	5,514	—
Inventory	2,430	6
Vendor advances	3,154	505
Other current assets	5,570	3,425

Total current assets	414,996	168,350

Restricted cash	7,171	1,038
Property and equipment, net	27,209	7,681
Other assets, net	2,984	3,124

Total assets	$452,360	$180,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,251	$8,267
Current portion of long-term debt	2,625	2,100
Accrued compensation and benefits	7,597	11,865
Accrued product development expenses	16,398	14,061
Other accrued expenses	7,899	8,096
Current portion of deferred executive compensation	3,688	3,533
Current portion of deferred revenue	3,508	231
Other current liabilities	1,325	713

Total current liabilities	53,291	48,866

Long-term debt	8,050	9,100

Long-term facility lease obligation	19,450	—

Other long-term liabilities	6,557	6,870

Deferred executive compensation	556	1,968

Deferred revenue	480	538

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 240,000,000 shares in 2013 and 2012; issued and outstanding, 184,552,174 shares in 2013 and 167,075,758 shares in 2012	185	167
Additional paid-in capital	1,206,258	890,499
Accumulated other comprehensive income	38	20
Accumulated deficit	(842,505)	(777,835)

Total stockholders’ equity	363,976	112,851

Total liabilities and stockholders’ equity	$452,360	$180,193

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2013	2012

Revenue:
Product revenue, net	$6,363	$—
License revenue	93	64
Service revenue	8	17

Total revenue	6,464	81

Operating expenses:
Cost of product revenue	(269)	—
Research and development expense	(41,263)	(28,774)
Selling, general and administrative expense	(29,481)	(11,288)

Total operating expenses	(71,013)	(40,062)

Loss from operations	(64,549)	(39,981)

Other income (expense):
Interest income	49	68
Interest expense	(41)	(57)
Revaluation of warrant liability	—	(15,924)
Foreign exchange loss	(70)	—

Other income (expense), net	(62)	(15,913)

Provision for income taxes	(59)	—

Net loss	$(64,670)	$(55,894)

Net loss per share – basic and diluted	$(0.36)	$(0.35)

Weighted-average number of shares of common stock outstanding – basic and diluted	178,541	160,970

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
In thousands	2013	2012

Net loss	$(64,670)	$(55,894)

Other comprehensive income (loss):
Net unrealized losses on marketable securities	(5)	(15)
Cumulative translation adjustment	23	—

Other comprehensive income (loss)	18	(15)

Comprehensive loss	$(64,652)	$(55,909)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(64,670)	$(55,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	811	1,022
Stock-based compensation	5,610	4,913
Deferred executive compensation expense	332	633
Revaluation of warrant liability	—	15,924
Increase (decrease) from:
Accounts receivable	(5,514)	—
Inventory	(2,423)	—
Vendor advances	(2,649)	—
Other current assets	(2,010)	(1,795)
Accounts payable	1,835	616
Accrued compensation and benefits	(4,268)	2,649
Accrued product development expenses	2,337	(988)
Other accrued expenses	183	1,601
Other liabilities	345	712
Deferred revenue	3,220	(57)
Deferred executive compensation paid	(1,589)	103

Net cash used in operating activities	(68,450)	(30,561)

Cash flows from investing activities:
Acquisitions of marketable securities	—	(89,554)
Proceeds from maturities of marketable securities	20,000	—
Change in restricted cash	(6,133)	—
Investment in property and equipment	(1,147)	(916)
Investment in intangible assets	—	(195)

Net cash provided by (used in) investing activities	12,720	(90,665)

Cash flows from financing activities:
Repayment of long-term borrowings	(525)	(350)
Principal payments under capital lease obligation	(12)	(15)
Proceeds from issuance of common stock, net of issuance costs	310,037	—
Proceeds from issuance of common stock pursuant to warrants	—	12,482
Payment of tax withholding obligations related to stock compensation	(1,392)	(2,302)
Proceeds from issuance of common stock pursuant to stock option and purchase plans	1,522	3,377

Net cash provided by financing activities	309,630	13,192

Effect of exchange rates on cash	22	—

Net increase (decrease) in cash and cash equivalents	253,922	(108,034)
Cash and cash equivalents, beginning of period	119,379	306,256

Cash and cash equivalents, end of period	$373,301	$198,222

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$19,450	$—

Investment in property and equipment included in accounts payable or accruals	$348	$758

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Management Statement

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012.

In December 2012, the Company obtained accelerated approval from the U.S. Food and Drug Administration (“FDA”) to sell its first new cancer medicine, Iclusig® (ponatinib), and commenced sales and marketing of Iclusig in the United States in January 2013. Accordingly, the Company’s financial statements as of and for the three-month period ended March 31, 2013 include transactions related to commercialization that did not exist in prior periods. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any other period or the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010.

2.	Accounting Policies

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenue and expenses during the reporting period. Significant estimates included in the Company’s financial statements include estimates associated with revenue recognition and the related adjustments, research and development accruals and inventory reserves. Actual results could differ from those estimates.

Reclassifications

Certain balances in the condensed consolidated balance sheet as of December 31, 2012 or in the condensed consolidated statement of cash flows for the three-month period ended March 31, 2012 have been reclassified or separately presented to conform to the current period presentation. None of the reclassifications were significant.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At March 31, 2013, the Company’s restricted cash balance was $7.2 million, which includes $5.8 million established as security for a letter of credit related to a lease agreement entered into in January 2013 for lab and office space in a new facility under construction in Cambridge, Massachusetts.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write-off accounts receivable when the Company determines that they are uncollectible. In general, the Company has experienced no significant collection issues with its customers.

Inventories

The Company outsources the manufacturing of Iclusig and uses contract manufacturers that produce the raw and intermediate materials used in the production of Iclusig as well as the finished product. The Company currently has one supplier qualified for each step in the manufacturing process and is in the process of qualifying additional suppliers. Accordingly, the Company has concentration risk and relies on its currently approved contract manufacturers for supply of its product.

Inventories are composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventories at the lower of cost or net realizable value. The Company determines the cost of its inventories on a specific identification basis. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand, the expected shelf-life of the product and firm inventory purchase commitments. Shipping and handling costs incurred for inventory purchases are included in inventory costs and costs incurred for product shipments are recorded as incurred in cost of product revenue.

Prior to receiving approval from the FDA on December 14, 2012 to sell Iclusig, the Company expensed all costs incurred related to the manufacture of Iclusig as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

Product Revenue, Net

The Company sells Iclusig in the United States principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. The specialty pharmacies and specialty distributors are referred to as the Company’s customers.

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Given the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Iclusig made to its customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold through by its customers, provided all other revenue recognition criteria are met. The Company invoices its customers upon shipment of Iclusig to them and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue when Iclusig is sold-through, or when the specialty distributors ship product to healthcare providers and when specialty pharmacies dispense product directly to the patient. Healthcare providers to whom specialty distributors sell Iclusig hold limited inventory that is designated for patients, thereby limiting the risk of return.

The Company has written contracts with each of its customers and delivery occurs when the customer receives Iclusig. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements, and (iii) estimated costs of incentives offered to certain indirect customers including patients.

Trade Allowances: The Company provides invoice discounts on Iclusig sales to certain of its customers for prompt payment and pays fees for certain distribution services, such as fees for certain data that its customers provide to the Company. The Company deducts the full amount of these discounts and fees from its gross product revenues at the time such discounts and fees are earned by such customers.

Rebates, Chargebacks and Discounts: The Company contracts with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payors. The Company estimates the rebates, chargebacks and discounts it will provide to payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payors (2) the government mandated discounts applicable to government funded programs and (3) the estimated payor mix. The Company’s reserve for rebates, chargebacks and discounts is based upon statutorily-defined discounts and expected sales to qualified healthcare providers. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. For qualified programs that can purchase the Company’s products at a lower contractual government or commercial price, the customers charge back to the Company the difference between their acquisition cost and the lower contractual government or commercial price, which the Company records as an allowance against accounts receivable on the condensed consolidated balance sheet.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay assistance rebates provided by the Company to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. The Company records each period the amount of co-pay assistance provided to eligible patients based on the terms of the program.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three-month period ended March 31, 2013:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total

Balance, January 1, 2013	$—	$—	$—	$—
Provision	276	501	18	795
Payments or credits	(130)	(93)	(17)	(240)

Balance, March 31, 2013	$146	$408	$1	$555

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three-month period ended March 31, 2013, four individual customers accounted for 22 percent, 21 percent, 17 percent and 13 percent of net product revenue, respectively. As of March 31, 2013, four individual customers accounted for 38 percent, 13 percent, 12 percent and 10 percent of accounts receivable, respectively. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

License and Service Revenue

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

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At March 31, 2013, all of the Company’s marketable securities consisted of United States government or agency securities.

At March 31, 2013, the aggregate fair value and amortized cost of the Company’s marketable securities were $25,027,000 and $25,012,000, respectively. Gross unrealized gains were $15,000 at March 31, 2013 and are included in accumulated other comprehensive income in the consolidated balance sheet.

At December 31, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $45,035,000 and $45,015,000, respectively. Gross unrealized gains were $20,000 at December 31, 2012 and are included in accumulated other comprehensive income in the consolidated balance sheet.

4.	Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of March 31, 2013 and December 31, 2012:

In thousands	March 31, 2013	December 31, 2012
Raw materials	$839	$—
Work in process	1,576	—
Finished goods	15	6

Total	$2,430	$6

Upon approval of Iclusig by the FDA on December 14, 2012, the Company began capitalizing inventory costs for Iclusig manufactured in preparation for the product launch in the United States. In periods prior to December 14, 2012, the Company expensed costs associated with Iclusig, including raw materials, work in process and finished goods, as development expenses. As of March 31, 2013 the Company has not capitalized inventory costs related to its other drug development programs.

5.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2013 and December 31, 2012:

In thousands	March 31, 2013	December 31, 2012
Leasehold improvements	$24,219	$24,020
Equipment and furniture	20,234	19,876
Construction in progress	19,692	—

	64,145	43,896
Less accumulated depreciation and amortization	(36,936)	(36,215)

	$27,209	$7,681

Construction in progress as of March 31, 2013 includes $19.5 million related to costs incurred by the Company’s landlord to date in the construction of laboratory and office space in a new facility which is expected to be available for occupancy by the Company in early 2015. See Note 9 for further information.

Depreciation and amortization expense for the three-month periods ended March 31, 2013 and 2012 amounted to $721,000 and $654,000, respectively.

6.	Other Assets, Net

Other assets, net, were comprised of the following at March 31, 2013 and December 31, 2012:

In thousands	March 31, 2013	December 31, 2012
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(4,988)	(4,982)

	987	993
Other assets	1,997	2,131

	$2,984	$3,124

Amortization expense for intangible assets amounted to $6,000 and $169,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The weighted average amortization period for intangible assets was 17.0 years in 2013 and 14.3 years in 2012.

7.	Long-term Debt

Long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

In thousands	March 31, 2013	December 31, 2012
Bank term loan	$10,675	$11,200
Less current portion	(2,625)	(2,100)

	$8,050	$9,100

The bank term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest rate on the loan was 1.45 percent at March 31, 2013. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The future scheduled principal payments due under the term loan were as follows at March 31, 2013:

In thousands
Period ended December 31:
2013	$1,575
2014	4,200
2015	4,900

10,675
Less current portion	(2,625)

Long-term portion	$8,050

8.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards in 2013. The net expense for this plan was $332,000 and $839,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

9.	Leases and Facility Lease Obligation

Landsdowne Street, Cambridge, Massachusetts

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 and has two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.0 million in accordance with the terms of the amended lease in support of lease related obligations. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Rent expense amounted to $1.5 million and $1.2 million for the three-month periods ended March 31, 2013 and 2012, respectively. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $4.9 million in 2013, $6.7 million in 2014, $6.2 million in 2015, $5.5 million in 2016, $5.6 million in 2017, and $9.0 million in total thereafter.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts, and are expected to be available for occupancy in early 2015. The Company has leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. The Company has the option through June 2013 to elect to lease some or all of the remaining space in the second building (in full floor increments). The Company also has the right through June 2014 to elect to lease all of the rentable space in the second building on terms consistent with the committed space.

The initial term of the lease will be for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the leased space that is committed, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $5.2 million, $6.3 million, $16.9 million, $19.3 million and $19.6 million in the first five years of the lease and $220.3 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease (including optional tenant allowances, if elected).

In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering, and construction of tenant improvements for the leased facility. The tenant improvements will be in accordance with the Company’s plans and include substantial fit-out of the building to construct appropriate laboratory and office space, subject to approval by the landlord. To the extent the stipulated tenant allowance provided by the landlord is exceeded, the Company is obligated to fund all costs incurred in excess of the tenant allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance, therefore the Company considered whether it will be the owner for accounting purposes during the construction period. As a result of the responsibility to pay all costs of tenant improvements in excess of the stipulated tenant allowances, the Company did not meet the “maximum guarantee test” under the relevant accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the buildings during the construction period. The Company controls the space that it is not currently committed to lease through its lease option or right of first refusal to lease all of the remaining lease space through June 2014. Accordingly, the Company is the deemed accounting owner for the entire project, which includes both buildings under construction.

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the assets and corresponding financing obligation should be derecognized for accounting purposes under the accounting for a sale-leaseback transaction. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period.

As of March 31, 2013, the Company has recorded construction in progress and a facility lease obligation of $19.5 million.

In January 2013, the Company established a letter of credit as security for the lease of $5.8 million upon signing of the lease, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building under construction in Lausanne, Switzerland, which is expected to be available for occupancy in early 2014. The term of the lease will be ten years, with options for extension of the term and an early termination at the Company’s option after five years. Non-cancelable minimum annual lease payments are expected to be approximately $1.0 million in 2014, $1.1 million per year in 2015, 2016, 2017 and 2018 and $5.5 million in total thereafter.

10.	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

The Company’s tax provision reflects that the Company has an international tax structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month period ended March 31, 2013 was $59,000.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. No uncertain tax positions are expected to be resolved within the next twelve months.

11.	Stockholders’ Equity and Warrants

Authorized Common Stock

At March 31, 2013, the Company had 240,000,000 shares of common stock authorized.

Financings

On February 25, 2009, the Company sold 14,378,698 shares of its common stock in a registered direct offering to institutional investors, at a purchase price of $1.69 per share, resulting in net proceeds after fees and expenses of $22.8 million. The investors also received warrants to purchase an additional 10,784,024 shares of the Company’s common stock exercisable at a price of $2.15 per share in cash or pursuant to the net exercise provisions of the warrants. The warrants became exercisable on August 25, 2009 and expired on February 25, 2012. Through December 31, 2011, a total of 4,978,181 warrants were exercised by the holders for proceeds to the Company of approximately $10.7 million. In the first quarter of 2012, the remaining 5,805,843 warrants were exercised by the holders for proceeds to the Company of approximately $12.5 million. Prior to exercise, the warrants were recorded at fair value, with the adjustment to carrying value recognized in earnings. Upon exercise, the sum of the fair value of the exercised warrants and the proceeds received were credited to additional paid-in-capital and totaled $87.0 million in the first quarter of 2012. Upon the exercise of these remaining warrants in February 2012, the balance of the warrant liability was credited to stockholders’ equity and the liability was eliminated.

On December 14, 2011, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing.

On January 29, 2013, the Company sold 16,489,893 shares of its common stock in an underwritten public offering at a purchase price of $19.60 per share. Net proceeds of this offering, after underwriting discounts and commissions and expenses, were approximately $310.0 million.

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the three-month period ended March 31, 2013 were as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
$ in thousands	Shares	Amount

Balance, January 1, 2013	167,075,758	$167	$890,499	$20	$(777,835)	$112,851
Issuance of common stock pursuant to ARIAD stock plans	986,523	1	1,521			1,522
Issuance of common stock, net of issuance costs	16,489,893	17	310,020			310,037
Stock-based compensation			5,610			5,610
Payment of tax withholding obligations related to stock-based compensation			(1,392)			(1,392)
Net unrealized losses on marketable securities				(5)		(5)
Cumulative translation adjustment				23		23
Net loss					(64,670)	(64,670)

Balance, March 31, 2013	184,552,174	$185	$1,206,258	$38	$(842,505)	$363,976

12.	Fair Value of Financial Instruments

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The following table presents information about the Company’s assets and liabilities as of March 31, 2013 and December 31, 2012 that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2013
In thousands	Total	Level 1	Level 2	Level 3
Marketable securities	$25,027	$—	$25,027	$—

	December 31, 2012
In thousands	Total	Level 1	Level 2	Level 3
Marketable securities	$45,035	$—	$45,035	$—

The Company’s marketable securities are carried at fair value. The marketable securities all consist of U.S. government agency securities with maturities of less than one year. Marketable securities are classified as Level 2 in the fair value hierarchy as their prices are based on observable inputs but not for identical securities. Therefore their fair value is based on observable inputs other than quoted prices included within Level 1.

The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan approximates fair value due to its variable interest rate and other terms. The carrying amounts of the Company’s leased facilities under construction in Cambridge, Massachusetts and the related long-term facility lease obligation reflect replacement cost, which approximates fair value. All such measurements are Level 2 measurements in the fair value hierarchy. The Company’s obligation under its executive compensation plan is based in part on the current fair market value of specified mutual funds, which is therefore stated at its estimated fair value.

13.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three-month periods ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Compensation cost from:
Stock options	$3,360	$2,889
Stock and stock units	2,147	1,975
Purchases of common stock at a discount	103	49

	$5,610	$4,913

Compensation cost included in:
Research and development expenses	$2,654	$2,516
Selling, general and administrative expenses	2,956	2,397

	$5,610	$4,913

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Stock options generally vest ratably over three or four years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation model and compensation cost is recognized based on such fair value over the period of vesting on a straight-line basis.

Stock option activity under the Company’s stock plans for the three-month period ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2013	8,228,334	$10.20
Granted	734,600	$20.89
Forfeited	(32,569)	$21.45
Exercised	(246,060)	$5.17

Options outstanding, March 31, 2013	8,684,305	$11.20

Stock and Stock Unit Grants

Stock and stock unit grants are provided to non-employee directors as compensation and generally carry no restrictions as to resale or are fully vested upon grant. Stock and stock unit grants are also provided to employees and carry restrictions as to resale for periods of time or vesting provisions over time as specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock unit activity under the Company’s stock plans for the three-month period ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	1,903,445	$9.55
Granted	824,550	$20.78
Forfeited	(1,833)	$4.90
Vested or restrictions lapsed	(795,992)	$7.31

Outstanding, March 31, 2013	1,930,170	$15.28

Included in stock and stock units outstanding in the above table are 190,250 performance share units, awarded in April 2011, that will vest on December 2013, one year after the FDA approval of Iclusig in December 2012. Stock and stock units outstanding also included 343,000 performance share units awarded in 2012 and 373,000 performance share units awarded in 2013 that will vest only upon achievement of the underlying performance conditions attached to these awards, none of which has occurred as of March 31, 2013. The number of shares that may vest, if any, related to the 2012 and 2013 awards is dependent on the timing of achievement of the performance criteria. The compensation costs for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. The Company begins to recognize compensation expense related to these performance share units when achievement of the performance condition is probable. As of March 31, 2013, the performance conditions related to the 2012 and 2013 awards are not considered probable of achievement. Accordingly, no compensation expense has been recognized related to these awards. The unrecognized compensation expense related to performance share units for which the performance conditions are not currently considered probable of achievement could be up to $20.7 million of compensation expense if the maximum performance metrics are achieved. If the Company obtains marketing authorization for Iclusig from the European Medicines Authority, or EMA, in 2013, unrecognized compensation expense of $8.3 million would become recognizable, provided the employees perform the remaining service period requirements after the performance condition is achieved.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income for the three-month period ended March 31, 2013 were as follows:

In thousands	Net Unrealized Gains (Losses) on Marketable Securities	Cumulative Translation Adjustment	Total
Balance, January 1, 2013	$20	$—	$20
Other comprehensive income (losses)	(5)	23	18

Balance, March 31, 2013	$15	$23	$38

15.	Net Loss Per Share

Basic net loss per share amounts have been computed based on the weighted-average number of common shares outstanding. Diluted net loss per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect of potential common shares. The computation of potential common shares has been performed using the treasury stock method. Because of the net loss reported in each period, diluted and basic net loss per share amounts are the same.

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
In thousands, except per share data	2013	2012

Net loss	$(64,670)	$(55,894)

Net loss per share – basic and diluted	$(0.36)	$(0.35)

Weighted average shares outstanding – basic and diluted	178,541	160,970

For the three-month periods ended March 31, 2013 and 2012, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
In thousands	2013	2012

Stock options	8,684	8,126
Restricted stock and restricted stock units	1,930	2,259

	10,614	10,385

16.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this ASU on January 1, 2013 with no material impact on its financial statements.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries unless the context requires otherwise.

Overview

ARIAD is a global oncology company whose vision is to transform the lives of cancer patients with breakthrough medicines. Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest and most urgent unmet medical need – aggressive cancers where current therapies are inadequate. We are focused on commercializing our first approved cancer medicine, Iclusig® (ponatinib), and developing new medicines to advance the treatment of patients with various forms of chronic and acute leukemia, lung cancer and other difficult-to-treat cancers.

Iclusig and our product candidates, AP26113 and ridaforolimus, were discovered internally by our scientists based on our expertise in computational and structure-based drug design. Ridaforolimus is being developed for oncology indications by Merck & Co., Inc., or Merck, pursuant to a license agreement we entered into with Merck in 2010.

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

We have commenced sales and marketing of Iclusig, and the medicine is now available for patients in the United States through a limited number of specialty pharmacies and specialty distributors. We currently charge approximately $115,000, on a wholesale basis, for an annual supply of the recommended dose of Iclusig.

In the fourth quarter of 2012, we hired an experienced sales force and other professional personnel who, upon approval of Iclusig by the FDA, began to promote Iclusig to healthcare providers and payors throughout the United States. We are also investing in systems, tools and materials necessary to support the effective commercialization of Iclusig. We compete with companies who have existing TKIs on the market, including Novartis AG and Bristol-Myers Squibb Company, which have been approved for the treatment of CML patients for many years. We believe that Iclusig has a competitive commercial profile compared to the existing TKI therapies on the market. Our ability to successfully compete with these other products in the United States will depend on, among other factors, the effectiveness of our commercial strategy for marketing Iclusig and our implementation of that strategy, including pricing and reimbursement strategies, and the acceptance of Iclusig by patients, the medical community and third-party payors.

We have filed for marketing authorization for Iclusig with the European Medicines Authority, or EMA. In March 2013, the EMA’s Committee for Human Medicinal Products, or CHMP, adopted a positive opinion on our application for Iclusig for two indications:

•

The treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315 mutation, or

•

The treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315 mutation.

We currently anticipate approval in the European Union in the second quarter of 2013. We will need to obtain pricing and reimbursement approval in certain countries in Europe before Iclusig will be widely available for use, which approvals we anticipate obtaining beginning in late 2013. We filed a Marketing Authorization Application for Iclusig in Switzerland in April 2013 and also plan to file for marketing authorization for Iclusig with regulatory authorities in other selected territories around the world, including Canada and Australia in the third quarter of 2013 and Japan in mid 2014. Each of these regulatory authorities has its own processes and timelines for the review and approval of marketing authorization applications.

As in the United States, we plan to commercialize Iclusig on our own, subject to obtaining regulatory approval, in Europe and other selected territories worldwide. In 2012, we initiated operations in Europe, with headquarters in Switzerland, in preparation for potential EMA approval of Iclusig. We have hired management and other key personnel in Switzerland and other selected countries in Europe who are building our business infrastructure and capabilities and actively preparing for the anticipated commercial launch of Iclusig in Europe. We have established early-access programs for Iclusig in Europe, have established the supply chain in key markets and have implemented initial pricing and reimbursement activities.

We are also developing Iclusig for expanded indications in CML and in additional cancer indications. In July 2012, we initiated a randomized Phase 3 clinical trial of ponatinib, referred to as the EPIC (Evaluation of Ponatinib versus Imatinib in Chronic Myeloid Leukemia) trial, in adult patients with newly diagnosed CML in the chronic phase. We currently anticipate completion of enrollment in the fourth quarter of 2013, with an interim analysis of the data in mid-2014. In August 2012, we initiated a multi-center Phase 1/2 clinical trial in Japan of Iclusig in Japanese patients with CML who have failed treatment with dasatinib or nilotinib or who have Ph+ ALL and have failed prior treatment with TKIs. This trial is designed to establish the recommended dose for Iclusig and confirm its anti-leukemic activity in Japanese patients. In January 2013, we announced an agreement with Newcastle University, U.K., on behalf of the U.K. National Cancer Research Institute, or NCRI, to collaborate on a multi-center, randomized Phase 3 trial, named SPIRIT 3, to assess the impact of switching patients with CML being treated with a first-line TKI, upon suboptimal response or treatment failure, to Iclusig. We expect that a total of approximately 1,000 patients will be enrolled in this trial, with enrollments beginning in the third quarter of 2013.

We believe that Iclusig has potential applications beyond CML in other blood cancers and solid tumors, such as gastrointestinal stromal tumors, or GIST, acute myeloid leukemia and certain forms of non-small cell lung cancer, or NSCLC. We plan to initiate additional clinical trials of Iclusig as we continue development of this product candidate.

AP26113

AP26113 is an investigational inhibitor of anaplastic lymphoma kinase, or ALK, epidermal growth factor receptor, or EGFR, and c-ros oncogene 1, or ROS1, which are clinically validated targets in NSCLC. We initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011. The protocol is designed to enroll approximately 50 to 60 patients in the Phase 1 portion of the trial and approximately 100 patients in the Phase 2 portion of the trial. We expect to commence the Phase 2 portion of the trial in the second quarter of 2013 and, subject to further discussions with the regulatory agencies, commence a pivotal trial of AP26113 in ALK-positive NSCLC patients in the third quarter of 2013 in parallel with the Phase 2 portion of the trial.

Ridaforolimus

Ridaforolimus is an investigational inhibitor of the mammalian target of rapamycin, or mTOR, that we discovered and developed internally and later licensed in 2010 to Merck. Under the license agreement, Merck is responsible for all activities related to the development, manufacture and commercialization of ridaforolimus and funds 100 percent of all ridaforolimus costs incurred after January 1, 2010. The agreement provides that Merck will develop ridaforolimus in multiple oncology indications. We also have license agreements with Medinol Ltd., or Medinol, and ICON Medical Corp., or ICON, under which these companies are pursuing the development of stents and other medical devices to deliver ridaforolimus to prevent restenosis, or reblockage of injured vessels following interventions in which stents are used in connection with balloon angioplasty. We are responsible for supplying Medinol and ICON with, and they have agreed to purchase from us, certain quantities of ridaforolimus for use in their development, manufacture and sale of the stents and other medical devices. Each of these licenses provide for potential milestone payments to us based on achievement of specified development, regulatory and/or sales objectives as well as royalty payments upon commercialization of products. There can be no assurance that any future payments will be received under these license agreements.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses and inventory valuation.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

Product Revenue, net

We commercially launched Iclusig in the United States on January 3, 2013. We sell Iclusig through a limited number of specialty distributors and specialty pharmacies, referred to as customers, and title and risk of loss transfer upon receipt of Iclusig by these customers. Specialty pharmacies dispense Iclusig directly to patients in fulfillment of prescriptions. Specialty distributors sell Iclusig to hospital pharmacies and community practice pharmacies, referred to as healthcare providers, for treatment of patients. During the initial commercial launch period for Iclusig, we defer the recognition of revenue until Iclusig is sold to the healthcare providers or dispensed to the patients, due to the inherent uncertainties in estimating future returns of Iclusig from our customers given launch period inventory levels held by our customers and limited shelf life of Iclusig at the time of launch. Iclusig currently has a shelf-life of eighteen months for 15 mg tablets and twelve months for 45 mg tablets, measured from date of manufacture. As of March 31, 2013, we had a deferred revenue balance of $3.3 million related to Iclusig and recorded this amount as a current liability in our condensed consolidated balance sheet.

Product revenues are recorded net of estimated government-mandated rebates and chargebacks, distribution fees and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the customer or as an accrued liability depending on the nature of the deduction. These reserves are based on management’s estimates that consider payor mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

We have written contracts with our customers and delivery occurs when a customer receives Iclusig. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured and have determined that all of our customers are creditworthy. In order to conclude that the price is fixed and determinable, we must be able to calculate our gross product revenues from our customers and reasonably estimate our net product revenues. Our gross product revenues are based on the fixed wholesale acquisition cost for Iclusig that we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements and (iii) estimated costs of incentives offered to certain indirect customers including patients. These estimates, and in particular the estimates for rebates, chargebacks and discounts, require us to make significant judgments that materially affect our recognition of net product revenues related to Iclusig.

Trade Allowances: We provide invoice discounts on Iclusig sales to certain of our customers for prompt payment and pay fees for certain services, such as fees for certain data that customers provide to us. We expect our customers to earn these discounts and fees, and therefore deduct these discounts and fees from our gross product revenues when earned by the customers.

Rebates, Chargebacks and Discounts: We contract with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payors. We estimate the rebates, chargebacks and discounts we will provide to payors and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate rebates, chargebacks and discounts based on (1) the contractual terms of agreements in place with payors (2) the government mandated discounts applicable to government funded programs and (3) the estimated payor mix. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our condensed consolidated balance sheet. For qualified programs that can purchase our product at a lower contractual government or commercial price, the customers charge back to us the difference between their acquisition cost and the lower contractual government or commercial price, which we record as an allowance against accounts receivable on our condensed consolidated balance sheet.

The value of the rebates, chargebacks and discounts provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. Typically, government-mandated discounts are significantly larger than discounts provided to other third-party payors. In order to estimate our total rebates, chargebacks and discounts, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. In order to estimate the payor mix for Iclusig in the first quarter of 2013, we used both (i) information obtained from our customers and third parties regarding the payor mix for Iclusig that has been prescribed since we began marketing Iclusig in January 2013 and (ii) historical industry information regarding the payor mix for competitive products. Based on this information, we have estimated that approximately 41% of the initial patients receiving Iclusig will be covered by a third-party payor entitled to a government-mandated discount. We will track available information regarding changes, if any, to the payor mix for Iclusig, to our contractual terms with third-party payors and to applicable governmental programs and regulations. If necessary, we will adjust our estimated rebates, chargebacks and discounts based on new information, including information regarding actual rebates, chargebacks and discounts for Iclusig, as it becomes available. If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our net product revenues would decrease by approximately 1% for the three months ended March 31, 2013.

Other Incentives: Other incentives that we offer include co-pay assistance for our patients and distribution fees offered to our customers. Our co-pay assistance program are to assist commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. We record each period the amount of co-pay assistance provided to eligible patients based on the terms of the program.

Although Iclusig has not been approved for commercial sale in the European Union by the EMA, patients are being treated with Iclusig both in the framework of our clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of CML and Ph+ ALL under a nominative program on a patient-by-patient basis. We began shipping product under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met, all amounts received by and due to us under this program (approximately $3.2 million as of March 31, 2013) have not been recorded as revenue.

License and Service Revenue

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

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Regarding our License Agreement with Merck entered into in May 2010, we determined that the license and the services were separate units of accounting and, because the fair value of the undelivered services was known, the amounts received related to the license and the services are recognized in the period in which they are received or the services are rendered. Milestone payments under the License Agreement are recognized when earned.

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our consolidated statements of operations and are reflected in accrued product development expenses on our balance sheet. At March 31, 2013, we reported accrued product development expenses of $16.4 million on our balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have from reports, correspondence and discussions with our vendors. Our estimates of accrued expenses based on such information require judgment. Actual costs may vary from such estimates. When such variances become known, we adjust our expenses accordingly.

Inventory

Inventory costs consist of costs related to the manufacturing of Iclusig, including costs of contract manufacturing and shipping costs from the manufacturers to the final distribution warehouse. We value our inventories at the lower of cost or market. We determine the cost of our inventories on a specific identification basis. If we identify excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. Estimates of excess inventory consider our projected sales of the product and the remaining shelf lives of the product.

Prior to receiving approval from the FDA in December 2012 to sell Iclusig, we expensed all costs incurred related to the manufacture of Iclusig as research and development costs because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for our Company of regulatory approval of drug candidates.

All of our inventory of Iclusig produced prior to FDA approval is available for commercial or clinical use. Accordingly, the manufacturing costs for Iclusig included in our cost of product revenue for the first quarter were insignificant, as most of these costs have been recorded as research and development expenses in prior periods, and we expect these costs to increase as we begin to sell inventory that is produced after we began capitalizing Iclusig commercial inventory. We expect this lower cost to occur during the first six to twelve months of commercial sales of Iclusig; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect that, as this reduced-cost inventory is used, the cost of product revenue, before consideration of any required inventory reserves, will be in the low single digits as a percentage of net product revenue. For the three-month period ended March 31, 2013, our cost of product revenue would have been approximately $345,000 if the related costs were not previously expensed as research and development expenses prior to receiving FDA approval.

We establish reserves for excess inventory based on our analysis of projected sales of Iclusig and the remaining shelf lives of the product and additions to the reserve are charged to cost of product revenue. At launch, Iclusig 15 mg tablets had a shelf life of twelve months, which has subsequently been extended to eighteen months, and Iclusig 45 mg tablets has a shelf life of twelve months. In the three-month period ended March 31, 2013, we provided $176,000 to our reserve for excess inventory reflecting our estimate of the book value of such finished goods that will expire and not be sold. Given our estimates of Iclusig sales and production standards and lot sizes, we expect that additional reserve provisions will be required for excess finished goods as a result of large production lot sizes in 2013 and 2014 before sales of Iclusig reach a level that fully absorbs such minimum production levels. We test our product to ensure that it meets quality standards. In the event that the products are not useable, we reserve the cost for such inventory when that determination is made.

Results of Operations

For the three months ended March 31, 2013 and 2012

Revenue

Our revenues for the three-month period ended March 31, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended March 31,		Increase/
In thousands	2013	2012	(decrease)
Product revenue, net	$6,363	$—	$6,363
License and collaboration revenue	93	64	29
Service revenue	8	17	(9)

	$6,464	$81	$6,383

Product revenues, net reflect the commercial launch of Iclusig, our first approved cancer medicine in the United States, in January 2013. We expect that our net product revenue from sales of Iclusig will increase throughout 2013 as doctors and healthcare providers in the United States continue to prescribe Iclusig to patients who are becoming resistant or intolerant to other TKI therapies. We also anticipate regulatory approval of Iclusig in Europe in the second quarter of 2013 and commercial launch shortly thereafter. Product revenues in 2013 are dependent on the success of our commercialization efforts and product acceptance in the United States and on the status of regulatory approval and subsequent pricing and reimbursement approvals in Europe. There can be no assurance that we will be successful in our continuing commercialization of Iclusig in the United States or that Iclusig will receive marketing authorization approval or subsequent pricing and reimbursement approvals in Europe.

We recognized $93,000 of license revenue pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy and $8,000 of service revenue reflecting services provided to Merck pursuant to our license agreement for ridaforolimus. Total revenue in 2012 consisted of license revenue of $64,000 pursuant to the license agreement related to ARGENT technology and service revenue of $17,000 reflecting services provided to Merck under the license agreement.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig upon commercial launch of Iclusig in the United States in January 2013, and includes the following for the three-month period ended March 31, 2013:

In thousands
Inventory cost of Iclusig sold	$5
Shipping and handling costs	88
Provision for excess inventory	176

$269

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we had expensed as research and development costs all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. Therefore the initial launch inventory of Iclusig includes only the cost of packaging and labeling for commercial sales. As such, the inventory cost of Iclusig sold during the three-month period ended March 31, 2013 amounted to $5,000. If product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the inventory cost of Iclusig sold during the quarter would have been approximately $81,000 and total cost of product revenue would have been approximately $345,000 during the three-month period ended March 31, 2013. We expect that the inventory cost of Iclusig sold in future quarters will increase as we produce and then sell Iclusig that has an inventory cost that reflects the full cost of manufacturing the product.

Cost of product revenue for the three-month period ended March 31, 2013 also includes a provision of $176,000 for the carrying value of inventory we estimate will not be sold. We expect that additional reserve provisions will be required for excess finished goods when produced as a result of large production lot sizes in 2013 and 2014 until sales of Iclusig reach a level that fully absorbs minimum production levels.

Research and Development Expenses

Research and development expenses increased by $12.5 million, or 43 percent, to $41.3 million in the three-month period ended March 31, 2013, compared to $28.8 million in the corresponding period in 2012, for the reasons set forth below. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses. Direct external expenses consist of costs of outside parties to conduct and manage clinical trials, to develop manufacturing processes and manufacture product candidates, to conduct laboratory studies and similar costs related to our clinical programs. These costs are accumulated and tracked by product candidate. All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to lease, operate and maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to our clinical programs as well as our preclinical studies and discovery research efforts. Direct external expenses are tracked by product or product candidate. Product candidates are designated as clinical programs once we have filed an IND with the FDA, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans.

Our R&D expenses for the three-month period ended March 31, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended March 31,		Increase/
In thousands	2013	2012	(decrease)
Direct external expenses:
Iclusig	$16,726	$10,120	$6,606
AP26113	3,690	766	2,924
All other R&D expenses	20,847	17,888	2,959

	$41,263	$28,774	$12,489

In 2013 and 2012, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK, EGFR and ROS1 inhibitor.

Direct external expenses for Iclusig were $16.7 million in the three-month period ended March 31, 2013, an increase of $6.6 million as compared to the corresponding period in 2012. The increase is due to increases in clinical trial costs of $3.3 million and contract manufacturing costs of $4.3 million, offset in part by decreases in supporting non-clinical costs of $1.1 million. Clinical trial costs increased primarily due to ongoing treatment of patients in our pivotal Phase 2 PACE clinical trial and increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients, including purchases of the comparator drug, imatinib, for use in this trial, as well as costs related to our Phase 1/2 clinical trial of Iclusig in Japan, offset in part by a decrease in costs of our on-going Phase 1 clinical trial as treatment of patients and other activities in this trial have decreased over this time period. Contract manufacturing costs increased due primarily to ongoing development activities in support of our clinical trials and other activities. Supporting non-clinical costs decreased due primarily to the completion of regulatory filings in support of the NDA and in support of the initiation of the Phase 1/2 clinical trial in Japan. We expect that our direct external expense for Iclusig will continue to increase in 2013 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for AP26113 were $3.7 million in the three-month period ended March 31, 2013, an increase of $2.9 million as compared to the corresponding period in 2012. The increase in expenses for AP26113 was due primarily to an increase of $2.6 million in contract manufacturing cost due to the manufacture of additional material to supply the Phase 1/2 clinical trial and investment in product and process development. We expect that our direct external expenses for AP26113 will increase in 2013 as we continue to enroll patients in our on-going clinical trial of this product candidate and conduct additional studies to support continued development and potential regulatory approval of AP26113.

All other R&D expenses increased by $3.0 million in the three-month period ended March 31, 2013, as compared to the corresponding period in 2012. This increase was primarily due to an increase in professional services of $0.7 million due to initiatives to upgrade systems and technology used in our business; an increase in overhead expense of $1.2 million due to increases in rent and building expenses; and an increase in other R&D expenses of $2.1 million including increases in technology costs, patent and license related costs, travel expenses and lab expenses. These increases were offset in part by a decrease in personnel costs of $1.3 million as certain R&D employees transitioned to support commercial activities for Iclusig upon FDA approval. We expect that all other R&D expenses will increase in 2013 to support the expanding development of Iclusig and AP26113 and our ongoing discovery research efforts.

The successful commercialization of Iclusig and development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that Iclusig will be accepted in the marketplace, as it competes against existing therapies, or any of our product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Other risks associated with the commercialization of Iclusig and our product development programs are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K as updated from time to time in our other periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.2 million, or 161 percent, to $29.5 million in the three-month period ended March 31, 2013, compared to $11.3 million in the corresponding period in 2012. This increase was due primarily to an increase in personnel costs of $10.1 million related primarily to compensation and related costs associated with an increase in the number of employees, including sales related personnel to support commercial launch of Iclusig in the United States and expanding business activities in the United States and in Europe; an increase in professional services of $6.1 million as a result of an increase in corporate and commercial development initiatives supporting the launch of Iclusig; and an increase in general expenses of $1.6 million primarily related to increases in technology costs and travel costs as we launch Iclusig. We expect that selling, general and administrative expense will continue to increase in 2013 as we commercialize Iclusig in the United States and prepare for commercial launch of Iculsig in Europe, including the hiring of sales, marketing and commercial operations personnel, to support the expansion of our European operations and ongoing research and development activities.

We expect that our operating expenses in total will continue to increase substantially in 2013 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, the status of regulatory reviews and timing of potential regulatory approvals of our product candidates, the costs related to commercial launch of ponatinib in the United States and in Europe, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $49,000 in the three-month period ended March 31, 2013 from $68,000 in the corresponding period in 2012, as a result of a lower average balance of funds invested in 2013.

Interest expense decreased to $41,000 in the three-month period ended March 31, 2013 from $57,000 in the corresponding period in 2012 as a result of lower average borrowings in 2013.

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

Provision for Income Taxes

Our provision for income taxes for the three-month period ended March 31, 2013 was $59,000 and reflects estimated taxes for certain foreign subsidiaries that are expected to be profitable on a stand-alone basis in 2013. The provision also reflects the amortization of a prepaid tax item related to intercompany transactions. There was no provision for income taxes in the three-month period ended March 31, 2012.

Operating Results

We reported a loss from operations of $64.5 million in the three-month period ended March 31, 2013 compared to a loss from operations of $40.0 million in the corresponding period in 2012, an increase of $24.5 million, or 61 percent. We also reported a net loss of $64.7 million in the three-month period ended March 31, 2013, compared to a net loss of $55.9 million in the corresponding period in 2012, an increase in net loss of $8.8 million or 16 percent, and a net loss per share of $0.36 and $0.35, respectively. The increase in net loss is largely due to the increase in our operating expenses described above offset in part by product revenue related to the commercial launch of Iclusig in January 2013 and the elimination of the non-cash expense in 2012 related to the revaluation of our warrant liability. Our results of operations for the remaining quarters of 2013 will vary from those of the quarter ended March 31, 2013 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States, the status of regulatory and subsequent pricing and reimbursement approvals in Europe, the progress of our product development programs, increases in number of employees and related personnel costs, increases in costs associated with commercial launch of Iclusig, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

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

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	March 31, 2013	December 31, 2012

Cash and cash equivalents	$373,301	$119,379
Marketable securities	25,027	45,035

	$398,328	$164,414

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to maximize yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. During the three-month period ended March 31, 2013, there were no purchases of marketable securities and proceeds from maturities of marketable securities were $20 million. During the three-month period ended March 31, 2012, we made purchases of marketable securities in the amount of $89.6 million and there were no proceeds from maturities of marketable securities. A total of $56.4 million of our cash and cash equivalents as of March 31, 2013 is held by various international subsidiaries.

Our balance sheet at March 31, 2013 includes property and equipment, net of $27.2 million, an increase of $19.5 million from December 31, 2012. The increase is due to the accounting for a lease for 244,000 square feet of laboratory and office space in Cambridge, Massachusetts which is currently under construction by the landlord and is expected to be available for occupancy in early 2015. Under the relevant accounting guidance, we are the deemed accounting owner for the project during the construction period and accordingly record the project construction costs incurred by the landlord as an asset and a corresponding facility lease obligation (also $19.5 million at March 31, 2013). In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any funding requirement in 2013 and the amount of any such requirement will be dependent on design, engineering and construction work which will develop over time.

Our balance sheet at March 31, 2013 includes vendor advances of $3.2 million, an increase of $2.6 million from December 31, 2012, which represents advances to vendors made in connection with clinical trials and purchases of inventory. Other current assets was $5.6 million at March 31, 2013, an increase of $2.1 million from December 31, 2012, which was primarily due to an increase in prepaid costs for insurance due to the expansion of our business and commercial costs supporting the launch of Iclusig.

Sources of Funds

For the three months ended March 31, 2013 and 2012, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Sales/issuances of common stock:
In common stock offerings	$310,037	$—
Pursuant to warrant exercises	—	12,482
Pursuant to stock option and purchase plans	1,522	3,377

	$311,559	$15,859

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

On January 29, 2013, we sold 16,489,893 shares of our common stock in an underwritten public offering at a purchase price of $19.60 per share. Net proceeds of this offering, after underwriting discounts and commissions and expenses, were approximately $310.0 million.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the three-month periods ended March 31, 2013 and 2012, our uses of cash were as follows:

	Three Months Ended March 31,
In thousands	2013	2012

Net cash used in operating activities	$68,450	$30,561
Repayment of long-term borrowings and capital leases	537	365
Change in restricted cash	6,133	—
Investment in intangible assets	—	195
Investment in property and equipment	1,147	916
Payment of tax withholding obligations related to stock compensation	1,392	2,302

	$77,659	$34,339

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted above, our net loss for the three-month period ended March 31, 2013 increased by $8.8 million, as compared to the corresponding period in 2012, due primarily to the overall increases in operating expenses of $31.0 million offset in part by an increase in revenue of $6.4 million, due to commercialization of Iclusig, and a reduction in the non-cash charge for revaluation of our warrant liability of $15.9 million. Our net cash used in operating activities increased by $37.9 million in the three-month period ended March 31, 2013 as compared to the corresponding period in 2012, reflecting overall increases in operating expenses and changes in working capital. As noted above, we expect that we will continue to incur a net loss in 2013 due to investment in commercialization of Iclusig in the United States and Europe and ongoing development of our product candidates and that our investment in property and equipment will increase in 2013 to support growth of our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we maintained outstanding letters of credit of $7.2 million in accordance with the terms of our existing lease for our office and laboratory facility, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of March 31, 2013:

		Payments Due By Period
In thousands	Total	In 2013	2014 through 2016	2017 through 2018	After 2018

Long-term debt	$10,675	$1,575	$9,100	$—	$—
Lease agreements	336,429	5,017	33,068	49,537	248,807
Employment agreements	4,480	4,480	—	—	—
Purchase commitments	35,263	2,444	18,867	5,696	8,256
Other long-term obligations	6,848	2,419	4,429	—	—

Total fixed contractual obligations	$393,695	$15,935	$65,464	$55,233	$257,063

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.45 percent, our average interest rate on our debt at March 31, 2013, over the remaining term of the debt, our interest expense would total approximately $109,000 for the remainder of 2013 and $151,000 in the period 2014 through 2015.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future rental commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge and office space in a building currently under construction in Lausanne. In addition to rent, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. These amounts are not currently estimable. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

At March 31, 2013, we had cash, cash equivalents and marketable securities totaling $398.3 million and working capital of $361.7 million, compared to cash and cash equivalents totaling $164.4 million and working capital of $119.5 million at December 31, 2012. For the three-month period ended March 31, 2013, we reported a net loss of $64.7 million and cash used in operating activities of $68.5 million. Based on our current operating plan, we believe that our cash and cash equivalents at March 31, 2013, together with anticipated sales of Iclusig, will be sufficient to fund our operations into the fourth quarter of 2014.

On December 14, 2012, we obtained accelerated approval from the FDA to sell Iclusig in the United States, and we commenced sales in the United States in January 2013. We have filed for marketing approval of Iclusig in Europe and expect potential approval in the second quarter of 2013. We are selling Iclusig on our own in the United States and plan to do so in Europe and other selected markets worldwide, subject to obtaining regulatory approval in such territories. During the past year, we have invested in personnel, processes and systems related to the commercialization of Iclusig, including the hiring and training of an experienced sales force and other professional staff necessary for an effective launch, the implementation of systems and processes to support the launch, the development of tools and materials being used in the launch and other activities. In Europe, we are also planning for potential marketing approval and preparing for launch of Iclusig, including the hiring of personnel to build our infrastructure and capabilities in Europe. These activities will require increased spending as we launch Iclusig in these markets. There can be no assurance that Iclusig will be commercially successful in the United States, where we are currently selling the product, or in other territories, where we await regulatory approval or have yet to file for regulatory approval. If we are not successful in generating the levels of sales we expect from Iclusig and or obtaining additional regulatory approvals, we may need to revise our operating plans in order to conserve cash to fund our operations.

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

Under our license agreements with Merck, Medinol and ICON, we are eligible to receive milestone payments based on achievement of specified development, regulatory and/or sales objectives as well as royalty payments upon commercialization of products. There can be no assurance that such regulatory approvals will be obtained or that we will receive any additional milestone or other payments under these license agreements.

Until such time, if ever, that we generate revenues from sales of Iclusig and our product candidates sufficient to fund operations, we plan to continue to fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit or through the incurrence of additional debt from commercial lenders. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation

Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully launch, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors; our ability to obtain approval for Iclusig outside of the Unites States and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and on specialty pharmacies and specialty distributors for the distribution of Iclusig; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; difficulty or delays in obtaining regulatory approvals to market products; the timing of development and potential market opportunity for our product candidates; our reliance on strategic partners, licenses and other key parties for the successful development, manufacturing and commercialization of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; product liability claims; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. In particular, at March 31, 2013, because our available funds are invested solely in securities with remaining maturities of 12 months or less, we believe that our risk of loss due to changes in interest rates is not material.

At March 31, 2013, we had $10.7 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (18 basis points at March 31, 2013), we would incur approximately $14,000 of additional interest expense per year based on expected balances over the next twelve months.

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

(b) Changes in Internal Controls. In December 2012, we obtained accelerated approval from the U.S. Food and Drug Administration to sell our first new cancer medicine, Iclusig, and we commenced sales in the United States in the first quarter of 2013. We have designed and implemented new processes and the internal controls to address the revenue recognition process, including receivables management related to commercial sale of our product to ensure that information required to be disclosed by us is recorded, processed, summarized and reported. In addition, we have initiated additional processes and controls over tracking of our inventory costs. The addition of these new control processes is considered a material change in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6.	EXHIBITS

10.1*	Lease Agreement, dated January 4, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO.48, LLC (for lease at 75 Binney Street and 25 Binney Street) (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21696) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(@)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

ARIAD, the ARIAD logo and Iclusig are our registered trademarks and ARGENT is our trademarks. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Quarterly Report on Form 10-Q. We include our website address herein only as an inactive textual reference and do not intend it to be an active link to our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Date: May 10, 2013		Executive Vice President, Chief Financial Officer (Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1*	Lease Agreement, dated January 4, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO.48, LLC (for lease at 75 Binney Street and 25 Binney Street) (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21696) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(@)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.