Form 10-Q
period 2013-06-30
ARIAD PHARMACEUTICALS INC
filed 2013-08-09
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 185,106,733.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$331,891	$119,379
Marketable securities	20,016	45,035
Accounts receivable	4,888	—
Inventory	716	6
Vendor advances	4,141	505
Other current assets	6,482	3,425

Total current assets	368,134	168,350

Restricted cash	7,171	1,038
Property and equipment, net	55,058	7,681
Other assets, net	5,407	3,124

Total assets	$435,770	$180,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,228	$8,267
Current portion of long-term debt	3,150	2,100
Accrued compensation and benefits	13,714	11,865
Accrued product development expenses	17,057	14,061
Other accrued expenses	11,531	8,096
Current portion of deferred executive compensation	2,232	3,533
Current portion of deferred revenue	3,623	231
Other current liabilities	2,955	713

Total current liabilities	65,490	48,866

Long-term debt	7,000	9,100

Long-term facility lease obligation	46,549	—

Other long-term liabilities	6,594	6,870

Deferred executive compensation	—	1,968

Deferred revenue	423	538

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2013 and 240,000,000 shares in 2012; issued and outstanding, 184,775,923 shares in 2013 and 167,075,758 shares in 2012	185	167
Additional paid-in capital	1,221,037	890,499
Accumulated other comprehensive income (loss)	(18)	20
Accumulated deficit	(911,490)	(777,835)

Total stockholders’ equity	309,714	112,851

Total liabilities and stockholders’ equity	$435,770	$180,193

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2013	2012	2013	2012

Revenue:
Product revenue, net	$13,934	$—	$20,298	$—
License revenue	69	318	162	382
Service revenue	8	—	16	17

Total revenue	14,011	318	20,476	399

Operating expenses:
Cost of product revenue	228	—	497	—
Research and development expense	40,668	39,425	81,931	68,198
Selling, general and administrative expense	42,101	12,224	71,583	23,512

Total operating expenses	82,997	51,649	154,011	91,710

Loss from operations	(68,986)	(51,331)	(133,535)	(91,311)

Other income (expense):
Interest income	31	69	80	137
Interest expense	(39)	(50)	(80)	(108)
Revaluation of warrant liability	—	—	—	(15,924)
Foreign exchange gain	95	—	25	—

Other income (expense), net	87	19	25	(15,895)

Loss before provision for income taxes	(68,899)	(51,312)	(133,510)	(107,206)

Provision for income taxes	86	—	145	—

Net loss	$(68,985)	$(51,312)	$(133,655)	$(107,206)

Net loss per share – basic and diluted	$(0.37)	$(0.31)	$(0.74)	$(0.66)

Weighted-average number of shares of common stock outstanding – basic and diluted	184,726	165,848	181,651	163,409

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2013	2012	2013	2012

Net loss	$(68,985)	$(51,312)	$(133,655)	$(107,206)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(7)	14	(12)	(1)
Cumulative translation adjustment	(49)	—	(26)	—

Other comprehensive income (loss)	(56)	14	(38)	(1)

Comprehensive loss	$(69,041)	$(51,298)	$(133,693)	$(107,207)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(133,655)	$(107,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	1,769	6,660
Stock-based compensation	19,928	8,444
Deferred executive compensation expense	683	1,482
Revaluation of warrant liability	—	15,924
Increase (decrease) from:
Accounts receivable	(4,888)	—
Inventory	(710)	—
Vendor advances	(3,636)	—
Other current assets	(3,057)	(1,531)
Other assets	(2,293)	(17)
Accounts payable	2,016	4,448
Accrued compensation and benefits	1,849	3,540
Accrued product development expenses	2,996	(1,947)
Other accrued expenses	3,481	1,589
Other liabilities	2,049	1,635
Deferred revenue	3,277	(115)
Deferred executive compensation paid	(3,953)	(1,063)

Net cash used in operating activities	(114,144)	(68,157)

Cash flows from investing activities:
Acquisitions of marketable securities	—	(89,554)
Proceeds from maturities of marketable securities	25,000	—
Change in restricted cash	(6,133)	(200)
Investment in property and equipment	(1,749)	(1,966)
Investment in intangible assets	—	(465)

Net cash provided by (used in) investing activities	17,118	(92,185)

Cash flows from financing activities:
Repayment of long-term borrowings	(1,050)	(700)
Principal payments under capital lease obligation	(15)	(29)
Proceeds from issuance of common stock, net of issuance costs	310,037	—
Proceeds from issuance of common stock pursuant to warrants	—	12,482
Proceeds from issuance of common stock pursuant to stock option and purchase plans	2,344	5,681
Payment of tax withholding obligations related to stock compensation	(1,753)	(2,615)

Net cash provided by financing activities	309,563	14,819

Effect of exchange rates on cash	(25)	—

Net increase (decrease) in cash and cash equivalents	212,512	(145,523)
Cash and cash equivalents, beginning of period	119,379	306,256

Cash and cash equivalents, end of period	$331,891	$160,733

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$46,549	$—

Investment in property and equipment included in accounts payable or accruals	$1,478	$430

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

In December 2012, the Company obtained accelerated approval from the U.S. Food and Drug Administration (“FDA”) to sell its first new cancer medicine, Iclusig® (ponatinib), and commenced sales and marketing of Iclusig in the United States in January 2013. Accordingly, the Company’s financial statements as of and for the three-month and six-month periods ended June 30, 2013 include product revenue and other transactions related to commercialization that did not exist in prior periods.

On July 2, 2013, the Company announced that the European Commission granted marketing authorization for Iclusig in the European Union, and we have commenced sales efforts in certain European countries.

2.	Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three-month and six-month periods ended June 30, 2013 and 2012 and the cash flows for the six-month periods ended June 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2012 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements included in the 2012 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenue and expenses during the reporting period. Significant estimates included in the Company’s financial statements include estimates associated with revenue recognition and the related adjustments, research and development accruals, inventory reserves, stock-based compensation and leased buildings under construction. Actual results could differ from those estimates.

Reclassifications

Certain balances in the condensed consolidated balance sheet as of December 31, 2012 or in the condensed consolidated statement of cash flows for the six-month period ended June 30, 2012 have been reclassified or separately presented to conform to the current period presentation. None of the reclassifications were significant.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At June 30, 2013, the Company’s restricted cash balance was $7.2 million, which includes $5.8 million established as security for a letter of credit related to the lease agreement entered into in January 2013 for lab and office space in a new facility under construction in Cambridge, Massachusetts.

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

In order to support continued production of inventory, the Company may be required to provide payments to vendors in advance of production. These amounts are included in “Vendor advances” on the accompanying condensed consolidated balance sheets.

Inventories are composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventories at the lower of cost or net realizable value. The Company determines the cost of its inventories on a specific identification basis. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the product. Shipping and handling costs for product shipments are recorded as incurred in cost of product revenue. Inventories that are not expected to be used within one year are included in “Other assets, net” on the accompanying condensed consolidated balance sheet.

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

The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Given the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Iclusig made to its customers, thus far, do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold through by its customers, provided all other revenue recognition criteria are met. The Company invoices its customers upon shipment of Iclusig to them and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue when Iclusig is sold through, or when the specialty distributors ship product to healthcare providers and when specialty pharmacies dispense product directly to the patient. Healthcare providers to whom specialty distributors sell Iclusig hold limited inventory that is designated for patients, thereby limiting the risk of return.

The Company has written contracts with each of its customers and delivery occurs when the customer receives Iclusig. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

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

Rebates, Chargebacks and Discounts: The Company contracts with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payors. The Company estimates the rebates, chargebacks and discounts it will provide to payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payors, (2) the government mandated discounts applicable to government funded programs, and (3) the estimated payor mix. The Company’s reserve for rebates, chargebacks and discounts is based upon statutorily-defined discounts and expected sales to qualified healthcare providers. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. For qualified programs that can purchase the Company’s products at a lower contractual government or commercial price, the customers charge back to the Company the difference between their acquisition cost and the lower contractual government or commercial price, which the Company records as an allowance against accounts receivable on the condensed consolidated balance sheet.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay assistance rebates provided by the Company to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the six-month period ended June 30, 2013:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total

Balance, January 1, 2013	$—	$—	$—	$—
Provision	276	501	18	795
Payments or credits	(130)	(93)	(17)	(240)

Balance, March 31, 2013	146	408	1	555
Provision	341	597	50	988
Payments or credits	(279)	(417)	(31)	(727)

Balance, June 30, 2013	$208	$588	$20	$816

The reserves above, included in the Company’s condensed consolidated balance sheets are summarized as follows:

In thousands	June 30, 2013	December 31, 2012
Reductions of accounts receivable	$323	$—
Component of other accrued expenses	493	—

Total	$816	$—

Patients in Europe are currently being treated with Iclusig both in the framework of clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of chronic myeloid leukemia (“CML”) and Philadelphia chromosome-positive acute lymphoblastic leukemia (“Ph+ ALL”) under a nominative program on a patient-by-patient basis. The Company began shipping Iclusig under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met, all amounts received and due under this program (approximately $5.7 million as of June 30, 2013) have not been recorded as revenue. Payments received under this program are recorded as customer prepayments, when received, and amounted to $2.4 million through June 30, 2013.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of June 30, 2013, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month period ended June 30, 2013, three individual customers accounted for 26 percent, 15 percent and 15 percent of net product revenue, respectively. For the six-month period ended June 30, 2013, four individual customers accounted for 24 percent, 17 percent, 14 percent and 10 percent of net product revenue, respectively. As of June 30, 2013, five individual customers accounted for 29 percent, 17 percent, 14 percent, 14 percent and 12 percent of accounts receivable, respectively. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

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

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At June 30, 2013, all of the Company’s marketable securities consisted of United States government or agency securities.

At June 30, 2013, the aggregate fair value and amortized cost of the Company’s marketable securities were $20,016,000 and $20,008,000, respectively. Gross unrealized gains were $8,000 at June 30, 2013 and are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

At December 31, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $45,035,000 and $45,015,000, respectively. Gross unrealized gains were $20,000 at December 31, 2012 and are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

4.	Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of June 30, 2013 and December 31, 2012:

In thousands	June 30, 2013	December 31, 2012
Raw materials	$1,331	$—
Work in process	1,415	—
Finished goods	437	6

Total	$3,183	$6

Current portion	$716	$6

Non-current portion included in Other assets, net	$2,467	$—

Upon approval of Iclusig by the FDA on December 14, 2012, the Company began capitalizing inventory costs for Iclusig manufactured in preparation for the product launch in the United States. In periods prior to December 14, 2012, the Company expensed costs associated with Iclusig, including raw materials, work in process and finished goods, as development expenses. The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists primarily of raw materials and work-in-process which were purchased or manufactured in order to provide adequate supply of Iclusig in the United States and Europe and to support continued clinical development.

5.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2013 and December 31, 2012:

In thousands	June 30, 2013	December 31, 2012
Leasehold improvements	$24,442	$24,020
Equipment and furniture	21,942	19,876
Construction in progress	46,549	—

	92,933	43,896
Less accumulated depreciation and amortization	(37,875)	(36,215)

	$55,058	$7,681

Construction in progress as of June 30, 2013 includes costs incurred to date by the Company’s landlord for the construction of laboratory and office space in a new facility which is expected to be available for occupancy by the Company in early 2015. See Note 9 for further information.

Depreciation and amortization expense amounted to $939,000 and $748,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $1.7 million and $1.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.

6.	Other Assets, Net

Other assets, net, were comprised of the following at June 30, 2013 and December 31, 2012:

In thousands	June 30, 2013	December 31, 2012
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(4,993)	(4,982)

	982	993
Other assets	4,425	2,131

	$5,407	$3,124

7.	Long-term Debt

Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

In thousands	June 30, 2013	December 31, 2012
Bank term loan	$10,150	$11,200
Less current portion	(3,150)	(2,100)

	$7,000	$9,100

The bank term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest rate on the loan was 1.44 percent at June 30, 2013. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The future scheduled principal payments due under the term loan were as follows at June 30, 2013:

In thousands
Period ended December 31:
2013	$1,050
2014	4,200
2015	4,900

10,150
Less current portion	(3,150)

Long-term portion	$7,000

8.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards in 2013. The net expense for this plan was $351,000 and $644,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $683,000 and $1.5 million for the six-month periods ended June 30, 2013 and 2012, respectively.

9.	Leases and Facility Lease Obligation

Landsdowne and Sidney Streets, Cambridge, Massachusetts

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 and has two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.0 million in accordance with the terms of the amended lease in support of lease related obligations. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Rent expense amounted to $1.5 million and $1.4 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $2.9 million and $2.7 million for the six-month periods ended June 30, 2013 and 2012, respectively. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $3.3 million in 2013, $6.7 million in 2014, $6.2 million in 2015, $5.5 million in 2016, $5.6 million in 2017, and $9.0 million in total thereafter.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts, and are expected to be available for occupancy in early 2015. The Company has leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. The Company had the option through June 2013 to elect to lease some or all of the remaining space in the second building (in full floor increments). The Company also has the right through June 2014 to elect to lease all of the rentable space in the second building on terms consistent with the committed space. In July 2013, the Company entered into a non-binding letter of intent to lease the remaining available space of approximately 140,000 square feet in the second building. The terms of the non-binding letter of intent are subject to further negotiation and the execution of a definitive agreement to amend the lease.

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

In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering, and construction of tenant improvements for the leased facility. The tenant improvements will be in accordance with the Company’s plans and include substantial fit-out of the building to construct appropriate laboratory and office space, subject to approval by the landlord. To the extent the stipulated tenant allowance provided by the landlord is exceeded, the Company is obligated to fund all costs incurred in excess of the tenant allowance. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the buildings during the construction period.

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the assets and corresponding financing obligation should continue to be carried under the accounting for a sale-leaseback transaction. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period.

As of June 30, 2013, the Company has recorded construction in progress and a facility lease obligation of $46.5 million.

In January 2013, the Company established a letter of credit as security for the lease of $5.8 million upon signing of the lease, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building under construction in Lausanne, Switzerland, which is expected to be available for occupancy in early 2014. The term of the lease will be ten years, with options for extension of the term and an early termination at the Company’s option after five years. Non-cancelable minimum annual lease payments are expected to be approximately $1.0 million in 2014, $1.1 million per year in 2015, 2016, 2017 and 2018 and $5.6 million in total thereafter.

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month and six-month periods ended June 30, 2013 was $86,000 and $145,000, respectively.

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

Authorized Common Stock

On June 20, 2013, following stockholder approval, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase in the number of authorized shares of common stock of the Company from 240,000,000 to 450,000,000.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the six-month period ended June 30, 2013 were as follows:

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
$ in thousands	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, January 1, 2013	167,075,758	$167	$890,499	$20	$(777,835)	$112,851
Issuance of common stock pursuant to ARIAD stock plans	1,210,272	1	2,343			2,344
Issuance of common stock, net of issuance costs	16,489,893	17	310,020			310,037
Stock-based compensation			19,928			19,928
Payment of tax withholding obligations related to stock-based compensation			(1,753)			(1,753)
Net change in unrealized gains on marketable securities				(12)		(12)
Cumulative translation adjustment				(26)		(26)
Net loss					(133,655)	(133,655)

Balance, June 30, 2013	184,775,923	$185	$1,221,037	$(18)	$(911,490)	$309,714

12.	Fair Value of Financial Instruments

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

The Company’s marketable securities are carried at fair value. The marketable securities all consist of U.S. government or agency securities with maturities of less than one year. Marketable securities are classified as Level 2 in the fair value hierarchy as their prices are based on observable inputs but not for identical securities. Therefore their fair value is based on observable inputs other than quoted prices included within Level 1.

The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan approximates fair value due to its variable interest rate and other terms. All such measurements are Level 2 measurements in the fair value hierarchy.

The carrying amounts of the Company’s leased facilities under construction in Cambridge, Massachusetts and the related long term facility lease obligation reflect replacement cost, which approximates fair value. This measurement is a Level 3 fair value measurement.

The Company’s obligation under its executive compensation plan is based in part on the current fair market value of specified mutual funds, which is therefore stated at its estimated fair value.

13.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three-month and six-month periods ended June 30, 2013 and 2012, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2013	2012	2013	2012
Compensation cost from:
Stock options	$4,751	$1,803	$8,112	$4,692
Stock and stock units	9,445	1,671	11,592	3,646
Purchases of common stock at a discount	121	57	224	106

	$14,317	$3,531	$19,928	$8,444

Compensation cost included in:
Research and development expenses	$5,762	$1,675	$8,416	$4,191
Selling, general and administrative expenses	8,555	1,856	11,512	4,253

	$14,317	$3,531	$19,928	$8,444

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

Stock option activity under the Company’s stock plans for the six-month period ended June 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2013	8,228,334	$10.20
Granted	2,812,015	$18.68
Forfeited	(69,839)	$16.86
Exercised	(330,790)	$5.10

Options outstanding, June 30, 2013	10,639,720	$12.55

Stock and Stock Unit Grants

Stock and stock unit grants carry restrictions as to resale for periods of time or vesting provisions over time as specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock unit activity under the Company’s stock plans for the six-month period ended June, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	1,903,445	$9.55
Granted	1,104,535	$19.87
Forfeited	(9,234)	$9.79
Vested or restrictions lapsed	(926,157)	$7.41

Outstanding, June 30, 2013	2,072,589	$16.00

Included in stock and stock units outstanding in the above table are 190,250 performance share units, awarded in April 2011, that will vest in December 2013, one year after the FDA approval of Iclusig in December 2012. Stock and stock units outstanding also included 343,000 performance share units awarded in 2012 and 373,000 performance share units awarded in 2013. The number of shares that may vest, if any, related to the 2012 and 2013 performance share unit awards is dependent on the achievement, and timing of the achievement, of the performance criteria defined for each award. The compensation costs for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards.

The Company begins to recognize compensation expense related to these performance share units when achievement of the performance condition is probable. On July 2, 2013, the Company announced that it was granted marketing authorization for Iclusig by the European Commission, which was the performance condition for the 2012 awards. As of June 30, 2013, it was probable that approval would be received from the European Commission. Based upon the achievement of this performance condition, an additional 206,000 performance share units, which are not included in the table above, are eligible to vest over the remaining service period in accordance with the terms of the award. Compensation expense of $5.9 million related to these performance share units was recorded in the three-month period ended June 30, 2013, and $2.3 million will be recognized over the remaining service period, if all remaining service conditions are met.

In the three-month period ended June 30, 2013, the Company concluded that it was probable that the performance condition related to the 2013 performance share unit awards would be met. The performance condition is based upon continued success in specific research and development initiatives. As a result, the Company recorded $1.0 million of compensation expense in the three-month period ended June 30, 2013, and will expense $6.8 million over the remaining service period, if the performance condition and all remaining service conditions are met. The total compensation expense for these performance share units may be up to 60% higher if the performance condition for this award is met prior to December 31, 2014.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 were as follows:

In thousands	Net Unrealized Gains on Marketable Securities	Cumulative Translation Adjustment	Total
Balance, April 1, 2013	$15	$23	$38
Other comprehensive losses	(7)	(49)	(56)

Balance, June 30, 2013	$8	$(26)	$(18)

In thousands	Net Unrealized Gains on Marketable Securities	Cumulative Translation Adjustment	Total
Balance, January 1, 2013	$20	$—	$20
Other comprehensive losses	(12)	(26)	(38)

Balance, June 30, 2013	$8	$(26)	$(18)

15.	Net Loss Per Share

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2013	2012	2013	2012

Net loss	$(68,985)	$(51,312)	$(133,655)	$(107,206)

Net loss per share – basic and diluted	$(0.37)	$(0.31)	$(0.74)	$(0.66)

Weighted average shares – basic and diluted	184,726	165,848	181,651	163,409

For the three-month and six-month periods ended June 30, 2013 and 2012, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012

Stock options	10,640	8,056	10,640	8,056
Restricted stock and stock units	2,073	2,139	2,073	2,139

	12,713	10,195	12,713	10,195

16.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this ASU on January 1, 2013 with no material impact on its financial statements.

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

Overview

ARIAD is a global oncology company whose vision is to transform the lives of cancer patients with breakthrough medicines. Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest and most urgent unmet medical need – aggressive cancers where current therapies are inadequate. We are focused on expanding the global commercialization of our first approved cancer medicine, Iclusig® (ponatinib), and developing new medicines to advance the treatment of patients with various forms of chronic and acute leukemia, lung cancer and other difficult-to-treat cancers.

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

We commenced sales and marketing of Iclusig in the first quarter of 2013, and the medicine is available for patients in the United States through a limited number of specialty pharmacies and specialty distributors. In the United States, we currently charge approximately $115,000, on a wholesale basis, for an annual supply of the recommended dose of Iclusig.

On July 2, 2013, we announced the granting of our marketing authorization for Iclusig by the European Commission, or EC, as an orphan medicinal product for two indications:

•

The treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation, and

•

The treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.

We have begun selling Iclusig in certain countries in Europe in the third quarter of 2013. We are seeking pricing and reimbursement approval in various countries in Europe to ensure that Iclusig will be widely available for use. We anticipate obtaining the first of these pricing approvals commencing in the second half of 2013. In addition, we have filed marketing authorization applications for Iclusig in Switzerland, Canada and Australia and plan to file for marketing authorization for Iclusig with regulatory authorities in other selected territories around the world, including Japan in 2014. Each of these regulatory authorities has its own processes and timelines for the review and approval of marketing authorization applications.

We compete with companies who have existing TKIs on the market, including Novartis AG, Bristol-Myers Squibb Company and Pfizer, Inc., which are approved for the treatment of CML patients. We believe that Iclusig has a competitive commercial profile compared to the existing TKI therapies on the market. Our ability to successfully compete with these other products in the United States and Europe will depend on, among other factors, the effectiveness of our commercial strategy for marketing Iclusig and our implementation of that strategy, including pricing and reimbursement strategies, and the acceptance of Iclusig by patients, the medical community and third-party payors.

In the fourth quarter of 2012, we hired an experienced sales force and other professional personnel who, upon approval of Iclusig by the FDA, began to promote Iclusig to healthcare providers and payors throughout the United States. As in the United States, we have begun to commercialize Iclusig on our own in Europe and other selected territories worldwide. In 2012, we established operations in Europe with headquarters in Switzerland in preparation for the European approval of Iclusig. We hired management and other key personnel in Switzerland and other selected countries in Europe who are building our business infrastructure and capabilities and are now selling Iclusig in certain countries. We have established early-access programs for Iclusig in Europe, established the supply chain in key markets and implemented initial pricing and reimbursement activities in various countries. We are also investing in systems, tools and materials necessary to support the effective global commercialization of Iclusig.

We are also developing Iclusig for expanded indications in CML and in additional cancer indications. In July 2012, we initiated a randomized Phase 3 clinical trial of ponatinib, referred to as the EPIC (Evaluation of Ponatinib versus Imatinib in Chronic Myeloid Leukemia) trial, in adult patients with newly diagnosed CML in the chronic phase. We currently anticipate completion of enrollment in this trial in the fourth quarter of 2013, with an interim analysis of the data in the third quarter of 2014. In August 2012, we initiated a multi-center Phase 1/2 clinical trial in Japan of Iclusig in Japanese patients with CML who have failed treatment with dasatinib or nilotinib or who have Ph+ ALL and have failed prior treatment with TKIs. This trial is designed to establish the recommended dose for Iclusig and confirm its anti-leukemic activity in Japanese patients. The trial is now fully enrolled. In January 2013, we announced an agreement with Newcastle University, U.K., on behalf of the U.K. National Cancer Research Institute, or NCRI, to collaborate on a multi-center, randomized Phase 3 investigator sponsored trial, named SPIRIT 3.

This trial is designed to assess the impact of switching CML patients treated with a first-line TKI to Iclusig, upon suboptimal response or treatment failure. The NCRI expects to enroll approximately 1,000 patients in this trial.

We believe that Iclusig has potential applications beyond CML in other blood cancers and solid tumors, such as gastrointestinal stromal tumors, or GIST, acute myeloid leukemia and certain forms of non-small cell lung cancer, or NSCLC. In June, 2013, we announced the initiation of a Phase 2 open-label, multicenter trial to evaluate the efficacy and safety of Iclusig in adult patients with metastatic and/or unresectable GIST, following failure of prior TKI therapy. We expect that a total of approximately 45 patients will be enrolled in this trial.

AP26113

AP26113 is an investigational inhibitor of anaplastic lymphoma kinase, or ALK, epidermal growth factor receptor, or EGFR, and c-ros oncogene 1, or ROS1, which are clinically validated targets in NSCLC. We initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011. The protocol is designed to enroll approximately 50 to 60 patients in the Phase 1 portion of the trial and approximately 125 patients in the Phase 2 portion of the trial. We began enrollment in the Phase 2 portion of the trial in the second quarter of 2013. We plan to commence a pivotal trial of AP26113 in the third quarter of 2013 in ALK-positive NSCLC patients who are resistant to crizotinib. In addition, we anticipate conducting one or more additional Phase 2 and/or Phase 3 clinical trials for AP26113, including randomized trials, subject to further discussions with the regulatory agencies.

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

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory valuation and stock-based compensation.

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

Product Revenue, net

We commercially launched Iclusig in the United States on January 3, 2013. We sell Iclusig through a limited number of specialty distributors and specialty pharmacies, referred to as customers, and title and risk of loss transfer upon receipt of Iclusig by these customers. Specialty pharmacies dispense Iclusig directly to patients in fulfillment of prescriptions. Specialty distributors sell Iclusig to hospital pharmacies and community practice pharmacies, referred to as healthcare providers, for treatment of patients. During the initial commercial launch period for Iclusig, we defer the recognition of revenue until Iclusig is sold to the healthcare providers or dispensed to the patients. Revenue recognition is deferred due to the inherent uncertainties in estimating future returns of Iclusig from our customers given launch period inventory levels held by our customers and anticipated product demand and limited shelf life of Iclusig at the time of launch. Iclusig currently has a shelf-life of eighteen months for 15 mg tablets and twelve months for 45 mg tablets, measured from date of manufacture. As of June 30, 2013, we had a deferred revenue balance of $3.4 million related to Iclusig and recorded this amount as a current liability in our condensed consolidated balance sheet.

Product revenues are recorded net of estimated gross to net deductions, including government-mandated rebates and chargebacks, distribution fees and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the customer or as an accrued liability depending on the nature of the deduction. These reserves are based on management’s estimates that consider payor mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

We have individual contracts with our customers and delivery occurs when a customer receives Iclusig. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured and have determined that all of our customers are creditworthy. In order to conclude that the price is fixed and determinable, we must be able to calculate our gross product revenues from our customers and reasonably estimate our net product revenues. Our gross product revenues are based on the fixed wholesale acquisition cost for Iclusig that we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These gross to net deductions, and in particular the estimates for rebates, chargebacks and discounts, require us to make significant judgments that materially affect our recognition of net product revenues related to Iclusig.

Trade Allowances: We provide invoice discounts on Iclusig sales to certain of our customers for prompt payment and pay fees for certain services, such as fees for certain data that customers provide to us. We expect our customers to earn these discounts and fees, and therefore deduct these discounts and fees from our gross product revenues when earned by the customers.

Rebates, Chargebacks and Discounts: We contract with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payors. We estimate the rebates, chargebacks and discounts we will provide to payors and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate rebates, chargebacks and discounts based on (1) the contractual terms of agreements in place with payors, (2) the government mandated discounts applicable to government funded programs, and (3) the estimated payor mix. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our condensed consolidated balance sheet. For qualified programs that can purchase our product at a lower contractual government or commercial price, the customers charge back to us the difference between their acquisition cost and the lower contractual government or commercial price, which we record as an allowance against accounts receivable on our condensed consolidated balance sheet.

The value of the rebates, chargebacks and discounts provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. Typically, government-mandated discounts are significantly larger than discounts provided to other third-party payors. In order to estimate our total rebates, chargebacks and discounts, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. In order to estimate the payor mix for Iclusig in the first half of 2013, we used both (i) information obtained from our customers and third parties regarding the payor mix for Iclusig that has been prescribed since we began marketing Iclusig in January 2013 and (ii) historical industry information regarding the payor mix for competitive products. Based on this information, we estimate that approximately 44% of the initial patients receiving Iclusig will be covered by a third-party payor entitled to a government-mandated discount. We track available information regarding changes, if any, to the payor mix for Iclusig, to our contractual terms with third-party payors and to applicable governmental programs and regulations. If necessary, we adjust our estimated rebates, chargebacks and discounts based on new information, including information regarding actual rebates, chargebacks and discounts for Iclusig, as it becomes available. If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our net product revenues would decrease by approximately 1% in each of the three-month and six-month periods ended June 30, 2013.

Other Incentives: Other incentives that we offer include co-pay assistance for our patients and distribution fees offered to our customers. Our co-pay assistance programs assist commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, we record the amount of co-pay assistance provided to eligible patients based on the terms of the program.

Patients in Europe are currently being treated with Iclusig both in the framework of our clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of CML and Ph+ ALL under a nominative program on a patient-by-patient basis. We began shipping Iclusig under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met, all amounts received or due to us under this program (approximately $5.7 million as of June 30, 2013) have not been recorded as revenue. Payments received under this program are recorded as customer prepayments, when received, and amounted to $2.4 million through June 30, 2013.

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

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our condensed consolidated statements of operations and are reflected in accrued product development expenses on our condensed consolidated balance sheet. At June 30, 2013, we reported accrued product development expenses of $17.1 million on our condensed consolidated balance sheet.

Our estimates of services performed or progress achieved are based on all available information we have from reports, correspondence and discussions with our vendors. Our estimates of accrued expenses based on such information require judgment. Actual costs may vary from such estimates. When such variances become known, we adjust our expenses accordingly.

Inventory

Inventory costs consist of costs related to the manufacturing of Iclusig, including costs of contract manufacturing. We value our inventories at the lower of cost or market. We determine the cost of our inventories on a specific identification basis. If we identify excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. Estimates of excess inventory consider inventory levels, our projected sales of the product and the remaining shelf lives of the product. Inventories that are not expected to be used within one year are recorded as a non-current asset.

Prior to receiving approval from the FDA in December 2012 to sell Iclusig, we expensed all costs incurred related to the manufacture of Iclusig as research and development costs because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for our Company of regulatory approval of drug candidates.

All of our inventory of Iclusig produced prior to FDA approval is available for commercial or clinical use. Accordingly, the manufacturing costs for Iclusig included in our cost of product revenue for the three-month and six-month periods ended June 30, 2013 were insignificant, as most of these costs have been recorded as research and development expenses in prior periods, and we expect these costs to increase as we begin to sell inventory that is produced after we began capitalizing Iclusig commercial inventory. We expect this lower cost to occur during the next twelve to eighteen months; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future sales of Iclusig, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect that, as this reduced-cost inventory is used, the cost of product revenue, before consideration of any required inventory reserves, will be in the low single digits as a percentage of net product revenue. For the three-month and six-month periods ended June 30, 2013, our cost of product revenue would have been approximately $384,000 and $729,000 respectively, if the related costs were not previously expensed as research and development expenses prior to receiving FDA approval.

We establish reserves for excess inventory based on inventory levels, projected sales of Iclusig and the remaining shelf lives of the product and additions to the reserve are charged to cost of product revenue. At launch, Iclusig 15 mg tablets had a shelf life of twelve months, which has subsequently been extended to eighteen months, and Iclusig 45 mg tablets have a shelf life of twelve months. In the three-month and six-month periods ended June 30, 2013, we provided $66,000 and $242,000, respectively, to our reserve for excess inventory reflecting our estimate of the book value of such finished goods that will expire and not be sold. Given our estimates of Iclusig sales, production standards and lot sizes, we expect that additional reserve provisions will be required for excess finished goods in 2013 and 2014 before sales of Iclusig reach a level that fully absorbs minimum production levels. We test our product to ensure that it meets quality standards. In the event that the products are not useable, we reserve the cost for such inventory when that determination is made.

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award if performance and service conditions are expected to be achieved. We use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. Estimated volatility is based on a combination of historical and implied volatility. Expected life is based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates with terms consistent with the expected life of the stock-based award. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience. In addition, we have performance based awards that are valued at the fair value of shares as of the grant date and compensation expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted, if performance conditions are expected to be met. The determination of whether the performance condition will be met requires significant judgment, including estimating the probability and timing of future events, and may increase the compensation cost up to 60% for certain awards based upon the eventual outcome of the performance condition.

Results of Operations

For the three months ended June 30, 2013 and 2012

Revenue

Our revenues for the three-month period ended June 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2013	2012
Product revenue, net	$13,934	$—	$13,934
License revenue	69	318	(249)
Service revenue	8	—	8

	$14,011	$318	$13,693

The increase in product revenue, net reflects the demand associated with the commercial launch of Iclusig, our first approved cancer medicine in the United States. We recognize revenue on a sell-through basis. Product revenue is reduced by certain gross to net deductions. In the second quarter of 2013, these gross to net deductions, as a percentage of gross sell-through revenue, were approximately 6.6%. Gross to net deductions decreased, as a percentage of gross sell-through revenue, in the three-months ended June 30, 2013 compared to the first three months of 2013 due primarily to a decrease in the reserve required for Medicare reimbursements.

We expect that our net product revenue from sales of Iclusig will continue to increase throughout the remainder of 2013 as doctors and healthcare providers in the United States continue to prescribe Iclusig to patients who are becoming resistant or intolerant to other TKI therapies. In addition, on July 2, 2013, we announced that we were granted marketing authorization for Iclusig by the EC and have begun selling Iclusig in certain European countries in the third quarter of 2013. We will need to obtain pricing and reimbursement approval in certain countries in Europe before Iclusig will be widely available for use; we anticipate obtaining the first of these approvals commencing in the second half of 2013. As we commence our sales efforts in Europe, we expect our price for an annual supply of the recommended dose of Iclusig will be lower in Europe than in the United States reflecting the market dynamics in Europe and expected results of pricing and reimbursement negotiations throughout Europe.

Product revenues in 2013 are dependent on the success of our commercialization efforts and product acceptance in the United States and in Europe, including pricing and reimbursement approvals throughout Europe. There can be no assurance that we will be successful in our continuing commercialization of Iclusig in the United States or the receipt of satisfactory pricing and reimbursement approvals and the commercial launch of Iclusig in Europe.

We recognized $69,000 of license revenue in the three months ended June 30, 2013, pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy. Revenue in 2012 consisted of $318,000 of license revenue related to our ARGENT technology.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig upon commercial launch in the United States commencing in January 2013. For the three-month period ended June 30, 2013 our cost of product revenue totaled $228,000.

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed as research and development costs all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. Therefore the initial launch inventory of Iclusig included only the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval, the inventory cost of Iclusig sold would have been approximately $189,000 and total cost of product revenue would have been approximately $384,000 during the three-month period ended June 30, 2013. We expect that the inventory cost of Iclusig sold in future quarters will increase as we produce and then sell Iclusig that has an inventory cost that reflects the full cost of manufacturing the product.

Cost of product revenue for the three-month period ended June 30, 2013 also includes a provision of $66,000 for the carrying value of inventory that we estimate will not be sold. We expect that additional reserve provisions will be required for excess finished goods when produced as a result of large production lot sizes in 2013 and 2014, until sales of Iclusig reach a level that fully absorbs minimum production levels.

Research and Development Expenses

Research and development expenses increased by $1.2 million, or 3 percent, to $40.7 million in the three-month period ended June 30, 2013, compared to $39.4 million in the corresponding period in 2012, for the reasons set forth below. The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. Current requirements include:

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

Our R&D expenses for the three-month period ended June 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2013	2012
Direct external expenses:
Iclusig	$14,398	$16,555	$(2,157)
AP26113	1,840	992	848
All other R&D expenses	24,430	21,878	2,552

	$40,668	$39,425	$1,243

In 2013 and 2012, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK, EGFR and ROS1 inhibitor.

Direct external expenses for Iclusig were $14.4 million in the three-month period ended June 30, 2013, a decrease of $2.2 million as compared to the corresponding period in 2012. The decrease is due primarily to a decrease in contract manufacturing costs of $4.0 million which is due to the commercialization of Iclusig as costs to manufacture Iclusig are now being capitalized in inventory, as well as a $611,000 decrease in non-clinical support costs due primarily to the completion of regulatory filings in support of the Iclusig NDA and in support of the initiation of the Phase 1/2 clinical trial in Japan. These decreases were offset in part by an increase in clinical trial costs of $2.0 million. Clinical trial costs increased primarily due to ongoing treatment of patients in our pivotal Phase 2 PACE clinical trial; increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients; costs related to our Phase 1/2 clinical trial of Iclusig in Japan; and increased costs associated with investigator sponsored trials including the SPIRIT 3 trial, which we expect will begin enrollment in the third quarter of 2013. We expect that our direct external expenses for Iclusig will increase over the remainder of 2013 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for AP26113 were $1.8 million in the three-month period ended June 30, 2013, an increase of $848,000 as compared to the corresponding period in 2012. The increase in expenses for AP26113 was due primarily to an increase in clinical trial costs related to the initiation of additional trials and an increase in contract manufacturing cost due to the manufacture of additional material to supply the Phase 1/2 clinical trial and readiness to support additional trials. We expect that our direct external expenses for AP26113 will increase from current quarter spending levels as we continue to enroll patients in our on-going clinical trial of this product candidate and conduct additional clinical trials and studies to support continued development and potential regulatory approval of AP26113, including a planned pivotal trial of AP26113 in the third quarter of 2013 with ALK-positive NSCLC patients who are resistant to crizotinib.

All other R&D expenses increased by $2.6 million in the three-month period ended June 30, 2013, as compared to the corresponding period in 2012. This increase was primarily due to an increase in personnel costs of $8.9 million due to higher compensation and related costs from an increase in the number of employees to support expanding R&D activities and an increase in stock compensation expense which was primarily related to the achievement of performance conditions for our performance share awards. These increases were offset primarily by a decrease of $4.4 million for an impairment charge recorded in 2012 related to ridaforolimus and a decrease in professional fees of $1.3 million. We expect that all other R&D expenses will increase over the remainder of 2013 to support the expanding development of Iclusig and AP26113 and our ongoing discovery research efforts.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated from time to time in our other periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $29.9 million, or 244 percent, to $42.1 million in the three-month period ended June 30, 2013, compared to $12.2 million in the corresponding period in 2012. This increase was due primarily to an increase in personnel costs of $15.4 million related primarily to compensation and related costs associated with an increase in the number of employees, including sales and marketing related personnel to support the commercial launch of Iclusig and expanding business activities in the United States and in Europe; an increase in stock compensation expense which was primarily related to the achievement of performance conditions for our performance share awards; an increase in professional services of $8.3 million due to corporate and commercial development initiatives supporting the launch of Iclusig; and an increase in general expenses of $3.4 million primarily related to increases in technology costs and travel costs in support of the launch of Iclusig. We expect that selling, general and administrative expense will remain at approximately the current quarter spending levels through the remainder of 2013.

We expect that our operating expenses in total will continue to increase substantially in 2013 compared to past quarters, for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, the status of regulatory reviews and timing of potential pricing and reimbursement approvals of Iclusig in Europe, the costs related to commercial launch of Iclusig in the United States and in Europe, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $31,000 in the three-month period ended June 30, 2013 from $69,000 in the corresponding period in 2012, as a result of a lower average balance of funds invested in 2013.

Interest expense decreased to $39,000 in the three-month period ended June 30, 2013 from $50,000 in the corresponding period in 2012 as a result of lower average borrowings in 2013.

Foreign Exchange Gain

We recognized foreign exchange transaction gains of $95,000 in the three-month period ended June 30, 2013 compared to no gains or losses in the corresponding period in 2012. The gains are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended June 30, 2013 was $86,000 and reflects estimated taxes for certain foreign subsidiaries. The provision also reflects the amortization of a prepaid tax item related to intercompany transactions. There was no provision for income taxes in the three-month period ended June 30, 2012.

Operating Results

We reported a loss from operations of $69.0 million in the three-month period ended June 30, 2013 compared to a loss from operations of $51.3 million in the corresponding period in 2012, an increase of $17.7 million, or 34 percent. We also reported a net loss of $69.0 million in the three-month period ended June 30, 2013, compared to a net loss of $51.3 million in the corresponding period in 2012, an increase in net loss of $17.7 million or 34 percent, and a net loss per share of $0.37 and $0.31, respectively. The increase in net loss is largely due to the increase in our operating expenses described above offset in part by product revenue related to the commercial launch of Iclusig in January 2013. Our results of operations for the remaining quarters of 2013 will vary from those of the three months ended June 30, 2013 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States, the status of pricing and reimbursement approvals and commercialization in Europe, the progress of our product development programs, increases in number of employees and related personnel costs, increases in costs associated with the commercial launch of Iclusig, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

For the six months ended June 30, 2013 and 2012

Revenue

Our revenues for the six-month period ended June 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2013	2012
Product revenue, net	$20,298	$—	$20,298
License revenue	162	382	(220)
Service revenue	16	17	(1)

	$20,476	$399	$20,077

The increase in product revenue, net reflects the demand associated with the commercial launch of Iclusig, our first approved cancer medicine in the United States. Revenue is reduced by certain gross to net deductions. In the six months ended June 30, 2013, these gross to net deductions, as a percentage of gross sell-through revenue, were approximately 8.1%.

We recognized $162,000 of license revenue in the six-month period ended June 30, 2013 pursuant to our ARGENT technology license agreement compared to $382,000 in 2012.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig upon commercial launch of Iclusig in the United States in January 2013, and was $497,000 for the six-month period ended June 30, 2013.

The initial launch inventory of Iclusig included only the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval, the inventory cost of Iclusig sold during the six-month period would have been approximately $270,000 and total cost of product revenue would have been approximately $729,000.

Cost of product revenue for the six-month period ended June 30, 2013 also includes a provision of $242,000 for the carrying value of inventory we estimate will not be sold prior to expiration.

Research and Development Expenses

Research and development expenses increased by $13.7 million, or 20 percent, to $81.9 million in the six-month period ended June 30, 2013, compared to $68.2 million in the corresponding period in 2012 as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2013	2012
Direct external expenses:
Iclusig	$31,123	$26,674	$4,449
AP26113	5,531	1,758	3,773
All other R&D expenses	45,277	39,766	5,511

	$81,931	$68,198	$13,733

Direct external expenses for Iclusig were $31.1 million in the six-month period ended June 30, 2013, an increase of $4.4 million as compared to the corresponding period in 2012. The increase is due primarily to increases in clinical trial costs of $5.3 million, offset in part by decreases in supporting non-clinical costs of $1.5 million. Clinical trial costs increased primarily due to increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients; costs related to our Phase 1/2 clinical trial of Iclusig in Japan; and increased costs associated investigator sponsored trials including the SPIRIT 3 trial. These increases were offset in part by a decrease in costs related to our Phase 2 PACE clinical trial as treatment of patients and other activities in this trial have decreased over the comparative time periods. Supporting non-clinical costs decreased due primarily to the completion of regulatory filings in support of the Iclusig NDA and in support of the initiation of the Phase 1/2 clinical trial in Japan.

Direct external expenses for AP26113 were $5.5 million in the six-month period ended June 30, 2013, an increase of $3.8 million as compared to the corresponding period in 2012. The increase in expenses for AP26113 was due primarily to an increase of $2.9 million in contract manufacturing cost due to the manufacture of additional material to supply the Phase 1/2 clinical trial and investment in product and process development. An increase in clinical trial costs of $523,000 also contributed to the overall increase and was due to costs related to the initiation of additional trials.

All other R&D expenses increased by $5.5 million in the six-month period ended June 30, 2013, as compared to the corresponding period in 2012. Personnel and related costs increased $7.6 million primarily related to compensation and related costs associated with an increase in the number of employees and higher stock compensation expense recorded primarily related to the achievement of performance conditions for our performance share awards. General R&D expenses also increased by $1.0 million, primarily related to an increase in travel expenses in the United States and Europe. These increases were offset by a decrease of $4.4 million due to an impairment charge recorded in 2012 related to ridaforolimus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $48.1 million, or 204 percent, to $71.6 million in the six-month period ended June 30, 2013, compared to $23.5 million in the corresponding period in 2012. This increase was due primarily to an increase in personnel costs of $25.4 million related primarily to compensation and related costs associated with an increase in the number of employees, including sales and marketing related personnel to support commercial launch of Iclusig and expanding business activities in the United States and in Europe; higher stock compensation expense primarily related to the achievement of performance conditions for our performance share awards; an increase in professional services of $14.1 million as a result of an increase in corporate and commercial development initiatives supporting the launch of Iclusig; and an increase in general expenses of $5.0 million primarily related to increases in technology costs and travel costs as we launch Iclusig.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $80,000 in the six-month period ended June 30, 2013 from $137,000 in the corresponding period in 2012, as a result of a lower average balance of funds invested in 2013.

Interest expense decreased to $80,000 in the six-month period ended June 30, 2013 from $108,000 in the corresponding period in 2012 as a result of lower average borrowings in 2013.

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

Foreign Exchange Gain

We recognized foreign exchange transaction gains of $25,000 in the six-month period ended June 30, 2013 compared to no gains or losses in the comparative 2012 period. The gains are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the six-month period ended June 30, 2013 was $145,000 and reflects estimated taxes for certain foreign subsidiaries. The provision also reflects the amortization of a prepaid tax item related to intercompany transactions. There was no provision for income taxes in the six-month period ended June 30, 2012.

Operating Results

We reported a loss from operations of $133.5 million in the six-month period ended June 30, 2013 compared to a loss from operations of $91.3 million in the corresponding period in 2012, an increase of $42.2 million, or 46 percent. We also reported a net loss of $133.7 million in the six-month period ended June 30, 2013, compared to a net loss of $107.2 million in the corresponding period in 2012, an increase in net loss of $26.4 million or 25 percent, and a net loss per share of $0.74 and $0.66, respectively. The increase in net loss is largely due to the increase in our operating expenses described above offset in part by product revenue related to the commercial launch of Iclusig in January 2013 and the elimination of the non-cash expense in 2012 related to the revaluation of our warrant liability.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock in public and private offerings, through the receipt of up-front and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

With the commercialization of Iclusig beginning in 2013, we are now generating product revenues that contribute to our cash flows. However, the cash flows generated by our product revenues is not sufficient to fund operations at this time and we will continue to seek other sources to fund our operations.

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	June 30, 2013	December 31, 2012

Cash and cash equivalents	$331,891	$119,379
Marketable securities	20,016	45,035

	$351,907	$164,414

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to maximize yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. During the six-month period ended June 30, 2013, there were no purchases of marketable securities and proceeds from maturities of marketable securities were $25.0 million. During the six-month period ended June 30, 2012, we made purchases of marketable securities in the amount of $89.6 million and there were no proceeds from maturities of marketable securities. A total of $42.8 million of our cash and cash equivalents as of June 30, 2013 is held by various international subsidiaries.

Our balance sheet at June 30, 2013 includes property and equipment, net of $55.1 million, an increase of $47.4 million from December 31, 2012. The increase is primarily due to the accounting for a lease for new laboratory and office space in Cambridge, Massachusetts which is currently under construction by the landlord and is expected to be available for occupancy in early 2015. Under the relevant accounting guidance, we are the deemed accounting owner for the project during the construction period and accordingly, we record the project construction costs as an asset ($46.5 million at June 30, 2013) and a corresponding facility lease obligation. In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any funding requirement in 2013 and the amount of any such funding requirement will be dependent on design, engineering and construction work which will develop over time. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase. In July 2013, the Company entered into a non-binding letter of intent to lease the remaining available space of approximately 142,000 square feet in the second building. The terms of the non-binding letter of intent are subject to further negotiation and the execution of a definitive agreement to amend the lease.

Our balance sheet at June 30, 2013 includes vendor advances of $4.1 million, an increase of $3.6 million from December 31, 2012, which primarily represents advances to vendors for the production of inventory to support the commercialization of Iclusig. Other current assets at June 30, 2013 were $6.5 million, an increase of $3.1 million from December 31, 2012, which was primarily due to an increase in prepaid costs for insurance due to the expansion of our business and commercial costs supporting the launch of Iclusig.

In connection with the commercial launch of Iclusig in 2013, we began to capitalize inventory, ship product to customers and recognize revenue on a sell-through basis. As a result of these activities, our accounts receivable balance increased to $4.9 million at June 30, 2013 and inventory increased to $3.2 million, inclusive of the current and non-current portions of inventory. In addition, our deferred revenue balance related to the sell-through method of revenue recognition grew to $3.4 million at June 30, 2013.

Sources of Funds

For the six months ended June 30, 2013 and 2012, our sources of funds from financing activities were as follows:

	Six Months Ended June 30,
In thousands	2013	2012
Sales/issuances of common stock:
In common stock offerings	$310,037	$—
Pursuant to warrant exercises	—	12,482
Pursuant to stock option and purchase plans	2,344	5,681

	$312,381	$18,163

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the six-month periods ended June 30, 2013 and 2012, our uses of cash were as follows:

	Six Months Ended June 30,
In thousands	2013	2012

Net cash used in operating activities	$114,144	$68,157
Repayment of long term borrowings and capital leases	1,065	729
Investment in intangible assets		465
Investment in property and equipment	1,749	1,966
Increase in restricted cash	6,133	200
Payment of tax withholding obligations related to stock compensation	1,753	2,615

	$124,844	$74,132

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted previously, our net loss for the six-month period ended June 30, 2013 increased by $26.4 million as compared to the corresponding periods in 2012, due primarily to the overall increases in operating expenses offset in part by increases in revenue, due to commercialization of Iclusig, and a reduction in the non-cash charge for revaluation of our warrant liability of $15.9 million for the six month comparative period. Our net cash used in operating activities increased by $46.0 million in the six month period ended June 30, 2013 as compared to the corresponding periods in 2012, reflecting overall increases in operating expenses offset in part by increased revenue due to the commercialization of Iclusig commencing in January 2013 and changes in working capital. Another significant use of cash in the six months ended June 30, 2013 compared to the same period in 2012 was an increase in restricted cash associated with the lease we executed in January 2013 for new laboratory and office space. As noted previously, we expect that we will continue to incur a net loss over the remainder of 2013 due to investment in the commercialization of Iclusig in the United States and Europe and ongoing development of our product candidates and that our investment in property and equipment will increase in 2013 to support growth of our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we maintained outstanding letters of credit of $7.2 million in accordance with the terms of our existing lease for our office and laboratory facility, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of June 30, 2013:

	Total	Payments Due By Period
In thousands		In 2013	2014 through 2016	2017 through 2018	After 2018

Long-term debt	$10,150	$1,050	$9,100	$—	$—
Lease agreements	334,827	3,362	33,083	49,548	248,834
Employment agreements	2,770	2,770	—	—	—
Purchase commitments	35,461	2,465	19,026	5,703	8,267
Other long-term obligations	4,260	—	4,260	—	—

Total fixed contractual obligations	$387,468	$9,647	$65,469	$55,251	$257,101

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.44 percent, our average interest rate on our debt at June 30, 2013, over the remaining term of the debt, our interest expense would total approximately $70,000 for the remainder of 2013 and $150,000 in the years 2014 through 2015.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future rental commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge and office space in a building currently under construction in Lausanne. The minimum uncancelable payments for the Binney Street lease discussed in footnote 9 to the unaudited condensed consolidated financial statements are included in this table. The Company is the deemed owner for accounting purposes and has recognized a financing obligation associated with the cost of the buildings. In addition to minimum rent payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

In July 2013, the Company entered into a non-binding letter of intent to lease the remaining available space of approximately 142,000 square feet in the second building of the Binney Street facilities. The terms of the non-binding letter of intent are subject to further negotiation and the execution of a definitive agreement to amend the lease.

Liquidity

At June 30, 2013, we had cash, cash equivalents and marketable securities totaling $351.9 million and working capital of $302.6 million, compared to cash, and cash equivalents and marketable securities totaling $164.4 million and working capital of $119.5 million at December 31, 2012. For the six-month period ended June 30, 2013, we reported a net loss of $133.7 million and cash used in operating activities of $114.1 million. Based on our current operating plan, we believe that our cash and cash equivalents at June 30, 2013, together with anticipated sales of Iclusig, will be sufficient to fund our operations into the fourth quarter of 2014.

On December 14, 2012, we obtained accelerated approval from the FDA to sell Iclusig in the United States, and we commenced sales in the United States in January 2013. On July 2, 2013, we announced that the European Commission granted marketing authorization for Iclusig in the European Union, and we have commenced sales efforts in certain European countries. We are selling Iclusig on our own in the United States and in Europe and plan to do so in other selected markets worldwide, subject to obtaining regulatory approval in such territories. During the past year, we have invested in personnel, processes and systems related to the commercialization of Iclusig, including the hiring and training of an experienced sales force and other professional staff necessary for an effective launch, the implementation of systems and processes to support the launch, the development of tools and materials being used in the launch and other activities. In Europe, we are launching Iclusig, including the hiring of personnel to build our infrastructure and capabilities in Europe. These activities will require increased spending as we launch Iclusig in these markets. There can be no assurance that Iclusig will be commercially successful in the United States, in Europe, or in other territories where we await regulatory approval or have yet to file for regulatory approval. If we are not successful in generating the levels of sales we expect from Iclusig and/or obtaining additional regulatory approvals, we may need to raise additional funding and/or revise our operating plans in order to conserve cash to fund our operations.

We have historically incurred operating losses and net losses related to our research and development activities. We expect to continue to incur significant research and development expenses and that such expenses will increase substantially in 2013 compared to prior quarters. We expanded our development of Iclusig and AP26113 and are conducting additional clinical trials, including the Phase 3 EPIC clinical trial of Iclusig in newly diagnosed CML patients that we initiated in 2012 and the Phase 2 clinical trial for Iclusig in adult patients with metastatic and/or unresectable GIST that we announced in June 2013. We are also planning additional clinical trials for Iclusig. We plan to commence a pivotal trial of AP26113 in ALK-positive NSCLC patients in the third quarter of 2013. We anticipate conducting one or more additional Phase 2 and/or Phase 3 clinical trials for AP26113, including randomized trials, subject to further discussions with the regulatory agencies. We continue product and process development, manufacturing and other activities in support of these efforts. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. There are many factors that will affect our level of spending on these activities, including the number, size and complexity of, and rate of enrollment of patients in, our clinical trials for Iclusig and AP26113, the extent of other development activities for Iclusig and AP26113, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential additional regulatory approvals and commercial launch of Iclusig in Europe and other markets and of our other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of Iclusig and our product candidates in multiple markets and other factors.

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

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate our commercialization of Iclusig; (2) delay, limit, reduce or terminate preclinical studies, clinical trials or other clinical development activities for one or more of our approved products or product candidates; (3) delay, limit, reduce or terminate our discovery research or preclinical development activities; or (4) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, approved products, technologies or intellectual property.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully launch, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors; our ability to obtain approval for Iclusig outside of the Unites States and Europe and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and on specialty pharmacies and specialty distributors for the distribution of Iclusig; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; difficulty or delays in obtaining regulatory approvals to market products; the timing of development and potential market opportunity for our product candidates; our reliance on strategic partners, licensees and other key parties for the successful development, manufacturing and commercialization of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; product liability claims; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. In particular, at June 30, 2013, because our available funds are invested solely in securities with remaining maturities of 12 months or less, we believe that our risk of loss due to changes in interest rates is not material.

At June 30, 2013, we had $10.2 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (14 basis points at June 30, 2013), we would incur approximately $12,000 of additional interest expense per year based on expected balances over the next twelve months.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-21696) and incorporated herein by reference).

3.2	Certificate of Ownership and Merger of ARIAD Corporation into ARIAD Pharmaceuticals, Inc. dated December 28, 2011 (previously filed as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21696) and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2013 (File No. 000-21696) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

ARIAD, the ARIAD logo and Iclusig are our registered trademarks and ARGENT is our trademark. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Quarterly Report on Form 10-Q. We include our website address herein only as an inactive textual reference and do not intend it to be an active link to our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President, Chief Financial Officer
Date: August 9, 2013		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

3.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-21696) and incorporated herein by reference).

3.2	Certificate of Ownership and Merger of ARIAD Corporation into ARIAD Pharmaceuticals, Inc. dated December 28, 2011 (previously filed as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21696) and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2013 (File No. 000-21696) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.