Form 10-Q
period 2013-09-30
ARIAD PHARMACEUTICALS INC
filed 2013-11-12
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36172

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2013 was 185,656,233.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$284,436	$119,379
Marketable securities	10,007	45,035
Accounts receivable	7,024	—
Inventory	577	6
Vendor advances	3,958	505
Other current assets	7,386	3,425

Total current assets	313,388	168,350

Restricted cash	7,171	1,038
Property and equipment, net	75,611	7,681
Other assets, net	10,644	3,124

Total assets	$406,814	$180,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,926	$8,267
Current portion of long-term debt	3,675	2,100
Accrued compensation and benefits	13,081	11,865
Accrued product development expenses	17,322	14,061
Other accrued expenses	9,897	8,096
Current portion of deferred executive compensation	2,351	3,533
Current portion of deferred revenue	5,147	231
Other current liabilities	5,634	713

Total current liabilities	73,033	48,866

Long-term debt	5,950	9,100

Long-term facility lease obligation	66,728	—

Other long-term liabilities	6,917	6,870

Deferred executive compensation	—	1,968

Deferred revenue	365	538

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2013 and 240,000,000 shares in 2012; issued and outstanding, 185,611,272 shares in 2013 and 167,075,758 shares in 2012	186	167
Additional paid-in capital	1,231,492	890,499
Accumulated other comprehensive income (loss)	(27)	20
Accumulated deficit	(977,830)	(777,835)

Total stockholders’ equity	253,821	112,851

Total liabilities and stockholders’ equity	$406,814	$180,193

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2013	2012	2013	2012

Revenue:
Product revenue, net	$16,658	$—	$36,956	$—
License revenue	66	66	228	448
Service revenue	8	19	24	36

Total revenue	16,732	85	37,208	484

Operating expenses:
Cost of product revenue	415	—	913	—
Research and development expense	45,145	38,822	127,076	107,021
Selling, general and administrative expense	37,395	14,482	108,977	37,994

Total operating expenses	82,955	53,304	236,966	145,015

Loss from operations	(66,223)	(53,219)	(199,758)	(144,531)

Other income (expense):
Interest income	40	53	120	190
Interest expense	(37)	(47)	(118)	(154)
Revaluation of warrant liability	—	—	—	(15,924)
Foreign exchange gain (loss)	(9)	—	16	—

Other income (expense), net	(6)	6	18	(15,888)

Loss before provision for income taxes	(66,229)	(53,213)	(199,740)	(160,419)
Provision for income taxes	110	—	255	—

Net loss	$(66,339)	$(53,213)	$(199,995)	$(160,419)

Net loss per share – basic and diluted	$(0.36)	$(0.32)	$(1.09)	$(0.98)

Weighted-average number of shares of common stock outstanding – basic and diluted	185,238	166,296	182,859	164,378

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012

Net loss	$(66,339)	$(53,213)	$(199,995)	$(160,419)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(5)	21	(17)	20
Cumulative translation adjustment	(4)	—	(30)	—

Other comprehensive income (loss)	(9)	21	(47)	20

Comprehensive loss	$(66,348)	$(53,192)	$(200,042)	$(160,399)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(199,995)	$(160,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	2,847	7,494
Stock-based compensation	28,559	12,289
Deferred executive compensation expense	803	2,264
Revaluation of warrant liability	—	15,924
Increase (decrease) from:
Accounts receivable	(7,024)	—
Inventory	(571)	—
Vendor advances	(3,453)	—
Other current assets	(3,117)	(3,459)
Other assets	(7,538)	(1,891)
Accounts payable	7,101	2,381
Accrued compensation and benefits	1,216	4,858
Accrued product development expenses	3,261	1,389
Other accrued expenses	1,722	2,896
Other liabilities	5,085	4,920
Deferred revenue	4,744	(173)
Deferred executive compensation paid	(3,953)	(1,063)

Net cash used in operating activities	(170,313)	(112,590)

Cash flows from investing activities:
Acquisitions of marketable securities	—	(89,554)
Proceeds from maturities of marketable securities	35,000	24,500
Change in restricted cash	(6,133)	(288)
Investment in property and equipment	(5,624)	(3,054)
Investment in intangible assets	—	(628)

Net cash provided by (used in) investing activities	23,243	(69,024)

Cash flows from financing activities:
Repayment of long-term borrowings	(1,575)	(1,050)
Principal payments under capital lease obligation	(15)	(42)
Proceeds from issuance of common stock, net of issuance costs	310,037	—
Proceeds under lease financing obligation	1,294	—
Proceeds from issuance of common stock pursuant to warrants	—	12,482
Proceeds from issuance of common stock pursuant to stock option and purchase plans	5,632	8,202
Payment of tax withholding obligations related to stock compensation	(3,216)	(2,615)

Net cash provided by financing activities	312,157	16,977

Effect of exchange rates on cash	(30)	—

Net increase (decrease) in cash and cash equivalents	165,057	(164,637)
Cash and cash equivalents, beginning of period	119,379	306,256

Cash and cash equivalents, end of period	$284,436	$141,619

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$66,728	$—

Investment in property and equipment included in accounts payable or accruals	$1,217	$579

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

In December 2012, the Company obtained accelerated approval from the U.S. Food and Drug Administration (“FDA”) to sell its first new cancer medicine, Iclusig® (ponatinib), and commenced sales and marketing of Iclusig in the United States in January 2013. On July 2, 2013, the Company announced that the European Commission granted marketing authorization for Iclusig in the European Union. The Company commenced sales efforts in certain European countries in the three months ended September 30, 2013. Accordingly, the Company’s financial statements as of and for the three-month and nine-month periods ended September 30, 2013 include product revenue and other transactions related to commercialization that did not exist in prior years.

On October 9, 2013, the Company announced results of its review of updated clinical data from the pivotal PACE (Ponatinib Ph+ ALL and CML Evaluation) trial of Iclusig and actions that it is taking following consultations with the FDA. Based upon its review and the FDA consultations, the Company paused patient enrollment in all clinical trials of Iclusig and the FDA placed a partial clinical hold on all new patient enrollment in clinical trials of Iclusig. The Company has been in consultation with the FDA about changes in the Iclusig product label to reflect the updated information. In response to a request by the FDA, on October 31, 2013, the Company announced that it is temporarily suspending the marketing and commercial distribution of Iclusig in the United States while it continues to negotiate updates to the United States prescribing information for Iclusig with the FDA and implementation of a risk mitigation strategy with the FDA. The Company also informed the European Medicines Agency (“EMA”) and other regulatory agencies of the actions described above and the Company is currently discussing revised prescribing information with the EMA. See Note 17 for further discussion.

In July 2012, the Company initiated a randomized Phase 3 clinical trial of ponatinib, referred to as the EPIC (Evaluation of Ponatinib versus Imatinib in Chronic Myeloid Leukemia) trial, in adult patients with newly diagnosed CML in the chronic phase. The Company believed that approval in newly diagnosed patients, if achieved, would significantly expand the patient population and associated revenues from sales of Iclusig in CML patients. Full enrollment had been expected by the end of 2013. However, on October 18, 2013, based upon the assessment of the clinical trial data discussed above and further discussions with the FDA, the Company announced the discontinuation of this trial. Costs associated with the discontinuation will be recorded as required trial activities are completed.

2.	Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012 and the cash flows for the nine-month periods ended September 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2012 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes were derived from the audited financial statements included in the 2012 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Reclassifications

Certain balances in the condensed consolidated balance sheet as of December 31, 2012 or in the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2012 have been reclassified or separately presented to conform to the current period presentation. None of the reclassifications were significant.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At September 30, 2013, the Company’s restricted cash balance was $7.2 million, which includes $5.8 million established as security for a letter of credit related to the lease agreement entered into in January 2013 for lab and office space in a new facility under construction in Cambridge, Massachusetts. As discussed in Note 9, the Company signed a lease amendment in September 2013 for this property. The letter of credit was increased to $9.2 million in October 2013, under the terms of the lease amendment.

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

In order to support production of inventory, the Company may be required to provide payments to vendors in advance of production. These amounts are included in “Vendor advances” on the accompanying condensed consolidated balance sheets.

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

Product Revenue, Net

Commencing in January 2013, the Company has sold Iclusig in the United States to a limited number of specialty pharmacies, which dispensed the product directly to patients, and specialty distributors, which in turn sold the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. On October 31, 2013, the Company announced the temporary suspension of the marketing and commercial distribution of Iclusig in the United States. See Note 17 for further discussion. In Europe, the Company sells Iclusig to retail pharmacies and hospital pharmacies which dispense product directly to patients. These specialty pharmacies, specialty distributors, retail pharmacies and hospital pharmacies are referred to as the Company’s customers.

The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Given the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Iclusig to its United States customers, thus far, do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold through by its United States customers, provided all other revenue recognition criteria are met. The Company invoices its United States customers upon shipment of Iclusig to them and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue when Iclusig is sold through, or when the specialty distributors ship product to healthcare providers and when specialty pharmacies dispense product directly to the patient. Healthcare providers to whom specialty distributors sell Iclusig hold limited inventory that is designated for patients, thereby limiting the risk of return. For European customers, who are provided with a limited right of return, the criteria for revenue recognition is met at the time of shipment and revenue is recognized at that time.

The Company has written contracts or standard terms of sale with each of its customers and delivery occurs when the customer receives Iclusig. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

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

Rebates, Chargebacks and Discounts: In the United States, the Company contracts with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig, when commercially available, eligible for purchase by, or for partial or full reimbursement from, such payors. The Company estimates the rebates, chargebacks and discounts it will provide to payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payors, (2) the government mandated discounts applicable to government funded programs, and (3) the estimated payor mix. The Company’s reserve for rebates, chargebacks and discounts is based upon statutorily-defined discounts and expected sales to qualified healthcare providers. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. For qualified programs that can purchase the Company’s products at a lower contractual government or commercial price, the customers charge back to the Company the difference between their acquisition cost and the lower contractual government or commercial price, which the Company records as an allowance against accounts receivable on the condensed consolidated balance sheet. In Europe, the Company is subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. These rebates and discounts are recorded in accrued liabilities on the condensed consolidated balance sheet.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the nine-month period ended September 30, 2013:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total

Balance, January 1, 2013	$—	$—	$—	$—
Provision	276	501	18	795
Payments or credits	(130)	(93)	(17)	(240)

Balance, March 31, 2013	146	408	1	555
Provision	341	597	50	988
Payments or credits	(279)	(417)	(31)	(727)

Balance, June 30, 2013	208	588	20	816
Provision	409	1,099	29	1,537
Payments or credits	(434)	(869)	(28)	(1,331)

Balance, September 30, 2013	$183	$818	$21	$1,022

The reserves above, included in the Company’s condensed consolidated balance sheets are summarized as follows:

In thousands	September 30, 2013	December 31, 2012
Reductions of accounts receivable	$306	$—
Component of other accrued expenses	716	—

Total	$1,022	$—

Patients in Europe are also being treated with Iclusig in the framework of clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of chronic myeloid leukemia (“CML”) and Philadelphia chromosome-positive acute lymphoblastic leukemia (“Ph+ ALL”) under a nominative program on a patient-by-patient basis. The Company began shipping Iclusig under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met, all amounts received and due under this program (approximately $8.6 million as of September 30, 2013) have not been recorded as revenue. Payments received under this program are recorded as customer prepayments, when received, and amounted to $5.1 million through September 30, 2013. This program concluded on September 30, 2013. Upon completion of this program, the Company became eligible to ship Iclusig directly to customers in France as of October 1, 2013. These shipments have not met the criteria for revenue recognition as the price for these shipments is not yet fixed and determinable. The Company will record these shipments, as well as shipments under the ATU program, as revenue once the price is fixed and determinable.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of September 30, 2013, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month period ended September 30, 2013, three individual customers accounted for 24 percent, 14 percent and 14 percent of net product revenue, respectively. For the nine-month period ended September 30, 2013, three individual customers accounted for 24 percent, 15 percent, and 14 percent of net product revenue, respectively. As of September 30, 2013, four individual customers accounted for 21 percent, 17 percent, 14 percent, and 10 percent of accounts receivable, respectively. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

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

The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. At September 30, 2013, all of the Company’s marketable securities consisted of United States government or agency securities.

At September 30, 2013, the aggregate fair value and amortized cost of the Company’s marketable securities were $10,007,000 and $10,004,000, respectively. Gross unrealized gains were $3,000 at September 30, 2013 and are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

At December 31, 2012, the aggregate fair value and amortized cost of the Company’s marketable securities were $45,035,000 and $45,015,000, respectively. Gross unrealized gains were $20,000 at December 31, 2012 and are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

4.	Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of September 30, 2013 and December 31, 2012:

In thousands	September 30, 2013	December 31, 2012
Raw materials	$2,451	$—
Work in process	5,467	—
Finished goods	409	6

Total	$8,327	$6

Current portion	$577	$6

Non-current portion included in Other assets, net	$7,750	$—

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

5.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2013 and December 31, 2012:

In thousands	September 30, 2013	December 31, 2012
Leasehold improvements	$24,613	$24,020
Equipment and furniture	23,078	19,876
Construction in progress	66,896	—

	114,587	43,896
Less accumulated depreciation and amortization	(38,976)	(36,215)

	$75,611	$7,681

Construction in progress as of September 30, 2013 includes costs incurred to date by the Company’s landlord for the construction of laboratory and office space in a new facility which is expected to be available for occupancy in early 2015. See Note 9 for further information.

Depreciation and amortization expense amounted to $1.1 million and $785,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $2.8 million and $2.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

6.	Other Assets, Net

Other assets, net, were comprised of the following at September 30, 2013 and December 31, 2012:

In thousands	September 30, 2013	December 31, 2012
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,000)	(4,982)

	975	993
Inventory, non-current	7,750	—
Other assets	1,919	2,131

	$10,644	$3,124

7.	Long-term Debt

Long-term debt consisted of the following at September 30, 2013 and December 31, 2012:

In thousands	September 30, 2013	December 31, 2012
Bank term loan	$9,625	$11,200
Less current portion	(3,675)	(2,100)

	$5,950	$9,100

The bank term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest rate on the loan was 1.43 percent at September 30, 2013. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The future scheduled principal payments due under the term loan were as follows at September 30, 2013:

In thousands
Period ended December 31:
2013	$525
2014	4,200
2015	4,900

9,625
Less current portion	(3,675)

Long-term portion	$5,950

8.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards in 2013. The net expense for this plan was $119,000 and $782,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $803,000 and $2.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

9.	Leases and Facility Lease Obligation

Landsdowne and Sidney Streets, Cambridge, Massachusetts

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 and has two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.0 million in accordance with the terms of the amended lease in support of lease related obligations. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Rent expense amounted to $1.5 million and $1.5 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $4.4 million and $4.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Future non-cancelable minimum annual lease payments through July 2019 under these leases are $1.6 million in 2013, $6.7 million in 2014, $6.2 million in 2015, $5.5 million in 2016, $5.6 million in 2017, and $9.0 million in total thereafter.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts, and are expected to be available for occupancy in early 2015. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. In light of the Company’s announcements in October 2013 related to additional clinical data for Iclusig, the discontinuation of the EPIC trial and the temporary suspension of marketing and commercial distribution of Iclusig in the United States, the Company is re-assessing its occupancy plans related to this and other properties.

The initial term of the lease is for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $8.2 million, $9.9 million, $26.6 million, $30.4 million and $30.9 million in the first five years of the lease and $347.1 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the assets and corresponding financing obligation should continue to be carried on its balance sheet under the accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period.

As of September 30, 2013, the Company has recorded construction in progress and a facility lease obligation of $66.7 million.

In January 2013, the Company established a letter of credit as security for the lease of $5.8 million upon signing of the lease, which is supported by restricted cash. In connection with the lease amendment, the Company increased the letter of credit to $9.2 million in October 2013.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building under construction in Lausanne, Switzerland, which is expected to be available for occupancy in early 2014. The term of the lease will be ten years, with options for extension of the term and an early termination at the Company’s option after five years. Non-cancelable minimum annual lease payments are expected to be approximately $1.1 million in 2014, 2015, 2016, 2017 and 2018 and $5.8 million in total thereafter.

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month and nine-month periods ended September 30, 2013 was $110,000 and $255,000, respectively.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the nine-month period ended September 30, 2013 were as follows:

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Common Stock
$ in thousands	Shares	Amount

Balance, January 1, 2013	167,075,758	$167	$890,499	$20	$(777,835)	$112,851
Issuance of common stock pursuant to ARIAD stock plans	2,045,621	2	5,630			5,632
Issuance of common stock, net of issuance costs	16,489,893	17	310,020			310,037
Stock-based compensation			28,559			28,559
Payment of tax withholding obligations related to stock-based compensation			(3,216)			(3,216)
Net change in unrealized gains on marketable securities				(17)		(17)
Cumulative translation adjustment				(30)		(30)
Net loss					(199,995)	(199,995)

Balance, September 30, 2013	185,611,272	$186	$1,231,492	$(27)	$(977,830)	$253,821

12.	Fair Value of Financial Instruments

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

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three-month and nine-month periods ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Compensation cost from:
Stock options	$4,935	$2,084	$13,047	$6,776
Stock and stock units	3,553	1,697	15,147	5,343
Purchases of common stock at a discount	142	64	365	170

	$8,630	$3,845	$28,559	$12,289

Compensation cost included in:
Research and development expenses	$3,913	$1,869	$12,329	$6,060
Selling, general and administrative expenses	4,717	1,976	16,230	6,229

	$8,630	$3,845	$28,559	$12,289

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

Stock option activity under the Company’s stock plans for the nine-month period ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2013	8,228,334	$10.20
Granted	2,852,015	$18.71
Forfeited	(218,082)	$17.26
Exercised	(918,791)	$5.10

Options outstanding, September 30, 2013	9,943,476	$12.96

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

Stock and stock unit activity under the Company’s stock plans for the nine-month period ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	1,903,445	$9.55
Granted/Awarded	1,310,335	$19.30
Forfeited	(88,118)	$15.65
Vested or restrictions lapsed	(1,225,557)	$9.18

Outstanding, September 30, 2013	1,900,105	$16.23

Included in stock and stock units outstanding in the above table are 182,500 performance share units, awarded in March 2011, that will vest in December 2013, one year after the FDA approval of Iclusig in December 2012, and performance share units awarded in March 2012 of which 274,400 vested upon the achievement of the performance condition, marketing authorization of Iclusig by the European Commission in July 2013, and 258,400 that will vest annually, in equal increments, over the next two years on the anniversary date of the achievement of the award.

Stock and stock units outstanding also included 353,000 performance share units awarded in 2013. The number of shares that may vest, if any, related to the 2013 performance share unit awards is dependent on the achievement, and timing of the achievement, of the performance criteria defined for the award.

The compensation cost for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. The Company begins to recognize compensation expense related to performance share units when achievement of the performance condition is probable. In the three-month period ended June 30, 2013, the Company concluded that it was probable that the performance condition related to the 2013 performance share unit awards would be met. The performance condition is based upon continued success in specific research and development initiatives. The total compensation expense for these performance share units may be up to 60% higher if the performance condition for this award is met prior to December 31, 2014.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 were as follows:

In thousands	Net Unrealized Gains on Marketable Securities	Cumulative Translation Adjustment	Total
Balance, July 1, 2013	$8	$(26)	$(18)
Other comprehensive losses	(5)	(4)	(9)

Balance, September 30, 2013	$3	$(30)	$(27)

In thousands	Net Unrealized Gains on Marketable Securities	Cumulative Translation Adjustment	Total
Balance, January 1, 2013	$20	$—	$20
Other comprehensive losses	(17)	(30)	(47)

Balance, September 30, 2013	$3	$(30)	$(27)

15.	Net Loss Per Share

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2013	2012	2013	2012

Net loss	$(66,339)	$(53,213)	$(199,995)	$(160,419)

Net loss per share – basic and diluted	$(0.36)	$(0.32)	$(1.09)	$(0.98)

Weighted average shares – basic and diluted	185,238	166,296	182,859	164,378

For the three-month and nine-month periods ended September 30, 2013 and 2012, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012

Stock options	9,943	7,547	9,943	7,547
Restricted stock and stock units	1,900	2,139	1,900	2,139

	11,843	9,686	11,843	9,686

16.	Litigation

On October 10, 2013 and October 17, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., and James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., respectively, were filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its officers as defendants. The lawsuits allege that the Company made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs in each suit seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts on behalf of the Company naming its directors and certain of its officers as defendants. The lawsuit alleges that the Company’s directors and certain of its officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuit also asserts claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. The plaintiff seeks unspecified monetary damages, changes in the Company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney’s fees.

Additional complaints may be filed against the Company and its directors and officers related to its disclosures and announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States.

The Company believes that these actions are without merit. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to the Company.

17.	Subsequent Events

On October 31, 2013, the Company announced that it is temporarily suspending the marketing and commercial distribution of Iclusig in the United States while it continues to negotiate updates to the United States prescribing information for Iclusig and implementation of a risk mitigation strategy with the FDA. The Company’s actions were taken in response to a request by the FDA. The Company will record the financial statement impacts of this action in the fourth quarter of 2013 and in later quarters, when such impacts occur and are known. At this time, the Company is not able to estimate the extent of the impacts of this action on its financial statements. The Company may be required to record material charges or adjustments in future quarters. These charges or adjustments may include, but are not limited to, charges for returned product, reductions in the carrying value of inventories, accounts receivable, vendor advances and deferred revenue and other costs related to the suspension of marketing and commercial distribution activities of Iclusig. These charges or adjustments will be impacted by factors such as the length of the suspension of the marketing and commercial distribution of Iclusig, the expected future demand for Iclusig in the United States and Europe, and the nature and amount of costs incurred related to the suspension.

On November 1, 2013, the Company announced that the Company’s Board of Directors adopted a shareholder rights plan in the form of a Section 382 Rights Agreement designed to preserve the Company’s tax assets. As a part of the plan, on October 31, 2013, the Company’s Board of Directors declared a dividend of one preferred-share-purchase right for each share of the Company’s common stock outstanding as of November 11, 2013. Effective on November 1, 2013, if any group or person acquires 4.99% or more of the Company’s outstanding shares of common stock, or if a group or person that already owns 4.99% or more of the Company’s common stock acquires additional shares representing 0.5% or more of the Company’s common stock, then, subject to certain exceptions, there would be a triggering event under the plan. The rights would then separate from the Company’s common stock and would be adjusted to become exercisable to purchase shares of the Company’s common stock having a market value equal to twice the exercise price of $20.00, resulting in significant dilution in the ownership interest of the acquiring person or group. The Company’s Board of Directors has the discretion to exempt any acquisition of the Company’s common stock from the provisions of the plan and has the ability to terminate the plan prior to a triggering event. In connection with this plan, the Company filed an Amended Certificate of Designation of Series A Preferred Stock as part of its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware on November 1, 2013.

On November 7, 2013, as a consequence of the October 2013 announcements and events described above, and in order to reduce operating expenses and extend its cash runway, the Company announced a reduction in the Company’s United States workforce of approximately 160 positions or approximately 40% of the workforce. Positions that were eliminated included those in the Company’s United States sales force as well as other commercial, research and development and administrative positions. The Company expects that the actions will be completed during the fourth quarter of 2013. The Company expects to record a restructuring charge in the approximate range of $4.5 million to $5.5 million in the fourth quarter of 2013 related to termination benefits and other related charges. These amounts will be paid out through 2014.

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

Iclusig (ponatinib)

United States

On December 14, 2012, we obtained accelerated approval from the U.S. Food and Drug Administration, or FDA, to sell our first new cancer medicine, Iclusig. Iclusig is a tyrosine kinase inhibitor, or TKI, that is approved in the United States for the treatment of adult patients with chronic, accelerated or blast phase chronic myeloid leukemia, or CML, who are resistant or intolerant to prior TKI therapy, and the treatment of adult patients with Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL, who are resistant or intolerant to prior TKI therapy. We commenced sales and marketing of Iclusig in the United States in the first quarter of 2013 through a limited number of specialty pharmacies and specialty distributors and we charged approximately $115,000, on a wholesale basis, for an annual supply of the approved dose of Iclusig.

On October 9, 2013, we announced results of our review of updated clinical data from the pivotal PACE (Ponatinib Ph+ ALL and CML Evaluation) trial of Iclusig and actions that we are taking following consultations with the FDA. In the review of the clinical data, it was observed that with a median follow up of 24 months, serious arterial thrombosis occurred in 11.8% of Iclusig-treated patients, compared to 8.0% after 11 months of follow-up reflected in the current U.S. prescribing information. In addition, at 24 months, serious venous occlusion occurred in 2.9% of Iclusig-treated patients, compared to 2.2% in the current U.S. prescribing information. Based upon our review and the FDA consultations, we paused patient enrollment in all clinical trials of Iclusig and the FDA placed a partial clinical hold on all new patient enrollment in clinical trials of Iclusig. Except as noted below with respect to the EPIC trial, patients receiving Iclusig in clinical trials continue on therapy and reductions in Iclusig dose from 45mg daily, the approved dosage, are being implemented on a trial-by-trial basis for patients. Before being able to restart enrollment, we expect that the eligibility criteria for Iclusig trials will also need to be modified. We also sent a written communication to health care providers and informed the European Medicines Agency, or EMA, and other regulatory agencies of the actions described above.

We have been in consultation with the FDA about changes in the Iclusig product label and implementation of a risk mitigation strategy to reflect the updated information. The FDA issued a Drug Safety Communication on Iclusig on October 11, 2013,

which was updated on October 31, 2013, noting an increasing frequency of reports of serious and life-threatening blood clots and severe narrowing of blood vessels (arteries and veins) of patients taking Iclusig, and recommending that health care professionals should consider for each patient whether the benefits of Iclusig treatment are likely to exceed the risks of treatment.

On October 31, 2013, we announced that we are temporarily suspending the marketing and commercial distribution of Iclusig in the United States while we continue to negotiate updates to the United States prescribing information for Iclusig and implementation of a risk mitigation strategy with the FDA. Our actions were taken in response to a request by the FDA. The timeframe for the removal of the suspension, the changes to the prescribing information and the details of any risk mitigation strategy are uncertain at this time and we continue to consult with the FDA on this matter.

On November 7, 2013, we announced an approximate 40% reduction in the Company’s United States workforce as a consequence of the announcements and events described above. This reduction included positions in all major departments of the Company.

International Markets

In 2012, we established operations in Europe with headquarters in Switzerland, in preparation for the European approval of Iclusig. We hired management and other key personnel in Switzerland and other selected countries in Europe. We established early-access programs for Iclusig in Europe, established the supply chain in key markets and implemented initial pricing and reimbursement activities in various countries.

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

We began to obtain pricing and reimbursement approvals in certain European countries in the three months ended September 30, 2013 and began selling Iclusig in those countries. The price charged for an annual supply of Iclusig in these European countries is approximately 80% of the price charged in the United States, on a wholesale basis. In addition, we have filed marketing authorization applications for Iclusig in Switzerland, Canada and Australia and plan to file for marketing authorization for Iclusig with regulatory authorities in Japan. Each of these regulatory authorities has its own processes and timelines for the review and approval of marketing authorization applications. As a part of our revised operating plan, we have decided to focus our commercialization efforts on a select number of European countries.

Based upon the announcements and actions taken in October 2013, concerning the safety, marketing and commercial distribution, and further clinical development of Iclusig in the United States, we are currently discussing revised prescribing information with the EMA. On November 8, 2013, the EMA announced that its risk assessment committee has advised that Iclusig’s product information should be updated to include strengthened warnings on cardiovascular risk and guidance on optimizing the patient’s cardiovascular therapy before starting treatment, and that it expects that the EMA’s Committee for Medicinal Products for Human Use will issue an opinion on updated product information for Iclusig during its next meeting from November 18-21, 2013. We are also discussing our recent announcements with other foreign regulatory agencies.

Other Development Matters

In July 2012, we initiated a randomized Phase 3 clinical trial of ponatinib, referred to as the EPIC (Evaluation of Ponatinib versus Imatinib in Chronic Myeloid Leukemia) trial, in adult patients with newly diagnosed CML in the chronic phase. We believed that approval in newly diagnosed patients, if achieved, would significantly expand the patient population and associated revenues from sales of Iclusig in CML patients. The trial was 50% enrolled in September 2013 and full enrollment had been expected by the end of 2013. However, on October 18, 2013, based upon the assessment of the clinical trial data discussed above and further discussions with the FDA, we announced the discontinuation of this trial. Patients in the EPIC trial are being removed from treatment in the trial and will be transferred to the care of their physician. Other clinical trials of Iclusig remain on partial clinical hold by the FDA and we intend to address the FDA’s clinical hold concerns in order to enable new patient enrollment in these studies.

In August 2012, we initiated a multi-center Phase 1/2 clinical trial in Japan of Iclusig in Japanese patients with CML who have failed treatment with dasatinib or nilotinib or who have Ph+ ALL and have failed prior treatment with TKIs. This trial is designed to establish the recommended dose for Iclusig and confirm its anti-leukemic activity in Japanese patients. The trial is fully enrolled. In January 2013, we announced an agreement with Newcastle University, U.K., on behalf of the U.K. National Cancer Research Institute, or NCRI, to collaborate on a multi-center, randomized Phase 3 investigator sponsored trial, named SPIRIT 3. This trial is designed to assess the impact of switching CML patients treated with a first-line TKI to Iclusig, upon suboptimal response or treatment failure. Based upon our recent announcements and actions in October 2013 concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, this trial has been delayed.

We also believe that Iclusig has potential applications beyond CML in other blood cancers and solid tumors, such as gastrointestinal stromal tumors, or GIST, acute myeloid leukemia and certain forms of non-small cell lung cancer, or NSCLC. In June, 2013, we announced the initiation of an approximate 45 patient, Phase 2 open-label, multicenter trial to evaluate the efficacy and safety of Iclusig in adult patients with metastatic and/or unresectable GIST, following failure of prior TKI therapy. This trial remains on partial clinical hold by the FDA and we intend to address the FDA’s clinical hold concerns in order to initiate further enrollment.

Competition

In the CML market, we compete with companies who have existing TKIs on the market, including Novartis AG, Bristol-Myers Squibb Company and Pfizer, Inc., which are approved for the treatment of CML patients. Our ability to successfully compete with these other products in the United States and Europe will depend on, among other factors, the resolution of our discussions with the FDA regarding label changes for Iclusig, the lifting of the suspension of marketing and commercial distribution of Iclusig in the United States, discussions with the EMA and other regulatory agencies regarding our review of the PACE clinical data, the effectiveness of our commercial strategy for marketing Iclusig if the suspension in the United States is lifted, including pricing and reimbursement strategies, the impact of changes to prescribing information and the implementation of a risk management strategy, and the acceptance of Iclusig by patients, the medical community and third-party payors in the United States and Europe.

AP26113

AP26113 is an investigational inhibitor of anaplastic lymphoma kinase, or ALK, epidermal growth factor receptor, or EGFR, and c-ros oncogene 1, or ROS1, which are clinically validated targets in NSCLC. We initiated patient enrollment in a Phase 1/2 clinical trial of AP26113 in the third quarter of 2011. The protocol is designed to enroll approximately 50 to 60 patients in the Phase 1 portion of the trial and approximately 125 patients in the Phase 2 portion of the trial. We began enrollment in the Phase 2 portion of the trial in the second quarter of 2013. In September 2013, we announced updated clinical results from the ongoing Phase 1/2 clinical trial. The study results show robust anti-tumor activity in patients with TKI-naïve and crizotinib-resistant ALK-positive NSCLC, including in patients with brain metastases after crizotinib treatment. Crizotinib is the currently available first-generation ALK inhibitor. We plan to commence a pivotal trial of AP26113 in the first quarter of 2014 in ALK-positive NSCLC patients who are resistant to crizotinib, upon confirmation of the safety and efficacy profile of the selected dose of AP26113 in the ongoing Phase 1/2 clinical trial. We have decided to focus our development efforts on ALK-positive NSCLC patients, both treatment naïve and resistant, and those with CNS activity. We will no longer enroll EGFR, ROS1, or other patients in the ongoing Phase 1/2 clinical trial.

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

Product Revenue, net

We commercially launched Iclusig in the United States on January 3, 2013 and in certain European countries in the three-month period ended September 30, 2013. As noted above, on October 31, 2013, we announced that we temporarily suspended the marketing and commercial distribution of Iclusig in the United States.

Through the nine-month period ended September 30, 2013, we sold Iclusig in the United States through a limited number of specialty distributors and specialty pharmacies. Title and risk of loss transferred upon receipt of Iclusig by these customers. Specialty pharmacies dispensed Iclusig directly to patients in fulfillment of prescriptions. Specialty distributors sold Iclusig to hospital pharmacies and community practice pharmacies, referred to as healthcare providers, for treatment of patients. We provide the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. In the United States, we deferred the recognition of revenue until Iclusig was sold to the healthcare providers or dispensed to the patients. Revenue recognition was deferred due to the inherent uncertainties in estimating future returns of Iclusig from our United States customers, including estimated product demand and the limited shelf life of Iclusig. Iclusig currently has a shelf-life in the United States of eighteen months for 15mg tablets and twelve months for 45mg tablets, measured from date of manufacture. As of September 30, 2013, we had a deferred revenue balance of $4.9 million related to Iclusig and recorded this amount as a current liability in our condensed consolidated balance sheet.

In Europe, we sell Iclusig to retail pharmacies and hospital pharmacies which dispense product directly to patients. These customers are provided with a limited right of return, such as for damaged product, and the criteria for revenue recognition is met at the time of shipment to these customers.

Product revenues are recorded net of estimated gross to net deductions, including government-mandated rebates and chargebacks, distribution fees and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the nature of the deduction. These reserves are based on management’s estimates that consider payor mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

We have individual contracts or standard terms of sale with our customers and delivery occurs when a customer receives Iclusig. We evaluate the creditworthiness of each of our customers to determine whether collection is reasonably assured and have determined that all of our customers are creditworthy. In order to conclude that the price is fixed and determinable, we must be able to calculate our gross product revenues from our customers and reasonably estimate our net product revenues. Our gross product revenues are based on the fixed wholesale acquisition cost for Iclusig that we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These gross to net deductions, and in particular the estimates for rebates, chargebacks and discounts, require us to make significant judgments that materially affect our recognition of net product revenues related to Iclusig.

Trade Allowances: We provide invoice discounts on Iclusig sales to certain of our customers for prompt payment and pay fees for certain services, such as fees for certain data that customers provide to us. We expect our customers to earn these discounts and fees, and therefore deduct these discounts and fees from our gross product revenues when revenue is recognized.

Rebates, Chargebacks and Discounts: In the United States, we contract with Medicare, Medicaid, other government agencies and various private organizations (collectively, payors) to make Iclusig, when commercially available, eligible for purchase by, or for partial or full reimbursement from, such payors. We estimate the rebates, chargebacks and discounts we will provide to payors and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We estimate rebates, chargebacks and discounts based on (1) the contractual terms of agreements in place with payors, (2) the government mandated discounts applicable to government funded programs, and (3) the estimated payor mix. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our condensed consolidated balance sheet. For qualified programs that can purchase our product at a lower contractual government or commercial price, the customers charge back to us the difference between their acquisition cost and the lower contractual government or commercial price, which we record as an allowance against accounts receivable on our condensed consolidated balance sheet. In Europe, we are subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. These rebates and discounts are recorded when revenue is recognized and included in accrued liabilities on our condensed consolidated balance sheet.

The value of the rebates, chargebacks and discounts provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. In the United States, typically, government-mandated discounts are significantly larger than discounts provided to other third-party payors. In order to estimate our total rebates, chargebacks and discounts, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. In order to estimate the payor mix for Iclusig in the first nine months of 2013, we used both (i) information obtained from our customers and third parties regarding the payor mix for Iclusig that has been prescribed since we began marketing Iclusig in January 2013 and (ii) historical industry information regarding the payor mix for competitive products. We track available information regarding changes, if any, to the payor mix for Iclusig, to our contractual terms with third-party payors and to applicable governmental programs and regulations. If necessary, we adjust our estimated rebates, chargebacks and discounts based on new information, including information regarding actual rebates, chargebacks and discounts for Iclusig, as it becomes available. If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our United States net product revenues would decrease by approximately 1% in each of the three-month and nine-month periods ended September 30, 2013. In the European countries where we currently sell Iclusig, rebates, as applicable, are fixed percentages of product sales.

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

As noted above, on October 31, 2013, we announced that we temporarily suspended marketing and commercial distribution of Iclusig in the United States. We will record the impacts of this action in the fourth quarter of 2013 and in later quarters, when such impacts occur and are known. At this time, we are not able to estimate the full extent of the impacts of this action on our financial statements. However, we may be required to record material charges or adjustments in future quarters, which may include charges or adjustments related to returned product, inventory, accounts receivable, vendor advances and deferred revenue and other costs related to the suspension of marketing and commercial distribution of Iclusig. If the suspension of marketing and commercial distribution of Iclusig in the United States is not lifted and we are unable to resume marketing and commercial distribution of Iclusig in the United States, we may be required to record additional material charges in the future.

Patients in Europe are also being treated with Iclusig in the framework of clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of CML and Ph+ALL under a nominative program on a patient-by-patient basis. We began shipping Iclusig under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met, all amounts received and due under this program (approximately $8.6 million as of September 30, 2013) have not been recorded as revenue. Payments received under this program are recorded as customer prepayments, when received, and amounted to $5.1 million through September 30, 2013. This program concluded on September 30, 2013. Upon completion of this program, we became eligible to ship Iclusig directly to customers in France as of October 1, 2013. These shipments have not met the criteria for revenue recognition as the price for these shipments is not yet fixed and determinable. We will record these shipments, as well as shipments under the ATU program, as revenue once the price is fixed and determinable.

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

Accrued Product Development Expenses

We accrue expenses for our product development activities based on our estimates of services performed or progress achieved pursuant to contracts and agreements with multiple vendors including research laboratories, contract manufacturers, contract research organizations and clinical sites. These estimates are recorded in research and development expenses in our condensed consolidated statements of operations and are reflected in accrued product development expenses on our condensed consolidated balance sheet. At September 30, 2013, we reported accrued product development expenses of $17.3 million on our condensed consolidated balance sheet.

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

Our inventory of Iclusig produced prior to FDA approval is available for commercial or clinical use. Accordingly, the manufacturing costs for Iclusig included in our cost of product revenue for the three-month and nine-month periods ended September 30, 2013 are significantly lower than cost, as most of these costs have been recorded as research and development expenses in prior periods, and we expect these costs to increase as we begin to sell inventory that is produced after we began capitalizing Iclusig commercial inventory. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future sales of Iclusig in Europe and the length of the suspension of marketing and commercial distribution of Iclusig in the United States, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect that, as this reduced-cost inventory is used in the future, the cost of product revenue, before consideration of any required inventory reserves, will be in the low single digits as a percentage of net product revenue. For the three-month and nine-month periods ended September 30, 2013, our cost of product revenue would have been approximately $563,000 and $1.3 million respectively, if the related costs were not previously expensed as research and development expenses prior to receiving FDA approval.

We establish reserves for excess inventory based on inventory levels, projected sales of Iclusig and the remaining shelf lives of the product. Additions to the reserve are charged to cost of product revenue. At the time of launch in the United States, Iclusig 15mg tablets had a shelf life of twelve months, which has subsequently been extended to eighteen months, and Iclusig 45mg tablets have a shelf life of twelve months. In Europe, the shelf life of both 15mg and 45mg tablets is twenty-four months. In the three-month and nine-month periods ended September 30, 2013, we provided $160,000 and $402,000, respectively, to our reserve for excess inventory reflecting our estimate of the book value of finished goods that will expire and not be sold. As noted above, on October 31, 2013, we announced the temporary suspension of marketing and commercial distribution of Iclusig in the United States. Due to this suspension, material increases to the inventory reserve may be required in the fourth quarter of 2013 and future quarters, based upon inventory levels on hand and expected future demand for Iclusig in the United States and in Europe. In addition, vendor advances related to committed purchases of inventory may also be subject to impairment. At September 30, 2013, we had total inventory of $8.3 million and vendor advances of $4.0 million related to Iclusig.

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

Results of Operations

For the three months ended September 30, 2013 and 2012

Revenue

Our revenues for the three-month period ended September 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2013	2012	(decrease)
Product revenue, net	$16,658	$—	$16,658
License revenue	66	66	—
Service revenue	8	19	(11)

	$16,732	$85	$16,647

The increase in product revenue, net reflects the demand associated with the commercial launch of Iclusig, our first approved cancer medicine in the United States and in Europe. In the United States, we recognize revenue on a sell-through basis. In Europe, we recognize revenue upon shipment to our customers. Product revenue is reduced by certain gross to net deductions. In the third quarter of 2013, these gross to net deductions, as a percentage of gross revenue, were approximately 8.4% compared to 8.1% in the first six months of 2013. This increase was due primarily to an increase in government related discounts in the United States as sales through this channel increased, as well as an increase related to government mandated rebates in Europe, which accompanied the launch of Iclusig in Europe, in the three months ended September 30, 2013.

As noted above, in October 2013, we announced the results of our review of updated clinical data from the pivotal PACE trial of Iclusig, the discontinuation of the EPIC trial and the subsequent suspension of marketing and commercial distribution of Iclusig in the United States. Unless the suspension is lifted, there will be no revenue associated with Iclusig in the United States. In addition, revenue may also be negatively impacted by customer returns that we may experience in the fourth quarter of 2013. At this time, European regulatory authorities are reviewing our recent data, announcements and actions, and the impact on revenue from sales of Iclusig in Europe in the future is uncertain.

Based upon these recent announcements and events, we believe that the commercial opportunity for Iclusig in CML patients will be substantially less than originally expected, and our ability to obtain product revenue will depend the resolution of our discussions with the FDA regarding label changes for Iclusig, the lifting of the suspension of marketing and commercial distribution of Iclusig in the United States, our ability to continue to successfully commercialize Iclusig in Europe, the effectiveness of our commercial strategy for marketing Iclusig if the suspension in the United States is lifted, including pricing and reimbursement strategies, the impact of changes to prescribing information and the implementation of a risk management strategy, the acceptance of Iclusig by patients, the medical community and third party payors in the United States and Europe, the success of our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. There can be no assurance that we will be successful in lifting the suspension of marketing and commercial distribution of Iclusig in the United States, successful in our continuing commercialization of Iclusig in Europe or the receipt of satisfactory pricing and reimbursement approvals, or that we will be able to obtain additional regulatory approvals and new sources of product revenue.

We recognized $66,000 of license revenue in the three months ended September 30, 2013, pursuant to a license agreement related to our ARGENT technology in accordance with our revenue recognition policy. Revenue in 2012 also consisted of $66,000 of license revenue related to our ARGENT technology.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig upon commercial launch in the United States commencing in January 2013 and in certain European countries in the three months ended September 30, 2013. For the three-month period ended September 30, 2013 our cost of product revenue totaled $415,000.

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed as research and development costs all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. For inventory of Iclusig sold in the three months ended September 30, 2013, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval, the cost to produce the Iclusig sold would have been approximately $240,000 and total cost of product revenue would have been approximately $563,000 during the three-month period ended September 30, 2013. We expect that the inventory cost of Iclusig sold in future quarters will increase as we produce and then sell Iclusig that has an inventory cost that reflects the full cost of manufacturing the product.

Cost of product revenue for the three-month period ended September 30, 2013 also includes a provision of $160,000 for the carrying value of inventory that we estimate will not be sold. As noted above, on October 31, 2013, we announced the temporary suspension of marketing and commercial distribution of Iclusig in the United States. Due to this suspension, material increases to the inventory reserve may be required in the fourth quarter of 2013 and future quarters, based upon inventory levels on hand and expected future demand for Iclusig in the United States and in Europe.

Research and Development Expenses

Research and development expenses increased by $6.3 million, or 16 percent, to $45.1 million in the three-month period ended September 30, 2013, compared to $38.8 million in the corresponding period in 2012, for the reasons set forth below.

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

Our R&D expenses for the three-month period ended September 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2013	2012	(decrease)
Direct external expenses:
Iclusig	$18,296	$17,750	$546
AP26113	5,555	2,164	3,391
All other R&D expenses	21,294	18,908	2,386

	$45,145	$38,822	$6,323

In 2013 and 2012, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK, EGFR and ROS1 inhibitor.

Direct external expenses for Iclusig were $18.3 million in the three-month period ended September 30, 2013, an increase of $546,000 as compared to the corresponding period in 2012. The increase is due primarily to an increase in clinical trial costs of $2.6 million which was due to ongoing treatment of patients in existing and new trials, including the EPIC trial and the Phase 2 GIST trial. As noted above, we announced the discontinuation of the EPIC trial in October 2013 and a pause on new patient enrollment, as well as a partial FDA clinical hold, in all other Iclusig trials. The increase in the clinical trial costs was offset, in part, by a decrease in contract manufacturing costs of $791,000, a decrease in costs of toxicology studies of $426,000, and a decrease in non-clinical support costs of $867,000. Contract manufacturing costs decreased as costs to manufacture Iclusig are now being capitalized in inventory while costs in the three months ended September 30, 2012 included manufacturing costs related to preparing the supply of product for the Iclusig commercial launch. Non-clinical support costs decreased due primarily to the completion of the regulatory filings in support of the Iclusig NDA and in support of the initiation of the Phase 1/2 clinical trial in Japan.

Direct external expenses for AP26113 were $5.6 million in the three-month period ended September 30, 2013, an increase of $3.4 million as compared to the corresponding period in 2012. The increase in expenses for AP26113 was due primarily to an increase in clinical trial costs related to the initiation of additional trials and an increase in contract manufacturing costs due to the manufacture of additional material to supply the Phase 1/2 clinical trial and readiness to support additional trials.

All other R&D expenses increased by $2.4 million in the three-month period ended September 30, 2013, as compared to the corresponding period in 2012. This increase was primarily due to an increase in personnel costs of $2.9 million due to higher compensation and related costs from an increase in the number of employees to support expanding R&D activities and an increase in lab expenses of $786,000 related to increased discovery efforts. These increases were offset primarily by a decrease in professional fees of $1.6 million.

On November 7, 2013, as a consequence of our announcements and events in October 2013, as discussed above, we reduced our United States workforce, including personnel in research and development. As a result of these actions, our future research and development activities will focus on key research and development activities for Iclusig, AP26113 and discovery research, including our efforts to lift the marketing and commercial distribution suspension of Iclusig in the United States. We expect that our direct external expenses for Iclusig will decrease in the fourth quarter of 2013 compared to the current quarter and in 2014 compared to 2013, primarily due to a reduction in clinical trial and manufacturing related costs. We expect that our direct external expenses for AP26113 will increase in the fourth quarter of 2013 compared to the current quarter as we continue to enroll and treat patients in our on-going Phase 1/2 clinical trial and conduct additional studies to support continued development of AP26113, including preparation for a planned pivotal trial of AP26113, which we expect to initiate in the first quarter of 2014 with ALK-positive NSCLC patients who are resistant to crizotinib, upon confirmation of the safety and efficacy profile of the selected dose of AP26113 in the ongoing Phase 1/2 clinical trial. We expect direct external expenses for AP26113 will decrease in 2014 compared to 2013 as we focus our resources primarily on the planned pivotal trial. We expect that all other R&D expenses will increase in the fourth quarter of 2013 compared to the current quarter due primarily to the restructuring actions taken in the fourth quarter of 2013. All other R&D expenses in 2014 compared to 2013 are expected to decrease due to the impact of our restructuring actions and as we focus our resources on key research and development activities and discovery research efforts.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. As noted above, in October 2013, we announced the results of our review of updated clinical data from the pivotal PACE trial of Iclusig and actions that we are taking following consultations with the FDA, including a pause in patient enrollment, a partial clinical hold by the FDA and consultations regarding product label changes. In addition, we announced the discontinuation of the EPIC trial and the subsequent suspension of marketing and commercial distribution of Iclusig in the United States. We expect that these recent developments will adversely impact our efforts to further develop and commercialize Iclusig in CML patients, and our ability to obtain sources of product revenue from the successful development our product candidates will depend on, among other things, the resolution of our current discussions with the FDA regarding product label changes for Iclusig and the lifting of the suspension, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item IA of this Quarterly Report on Form 10-Q, and from time to time in our other periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.9 million, or 158 percent, to $37.4 million in the three-month period ended September 30, 2013, compared to $14.5 million in the corresponding period in 2012. This increase was due primarily to an increase in personnel costs of $11.8 million related primarily to compensation and related costs associated with an increase in the number of employees, including sales and marketing related personnel to support the commercial launch of Iclusig and expanding business activities in the United States and in Europe; an increase in professional services of $6.6 million due to corporate and commercial development initiatives supporting the launch of Iclusig; and an increase in general expenses of $3.1 million primarily related to increases in technology costs and travel costs in support of the launch of Iclusig and an increase in overhead and other expenses of $1.4 million primarily related to increased office, overhead and administrative expenses incurred to support the commercial operations associated with the launch of Iclusig.

On November 7, 2013, as a consequence of our announcements and events in October 2013, as discussed above, we reduced our United States workforce including United States sales force positions and additional selling, general and administrative positions. We expect that selling, general and administrative expense will increase during the remainder of 2013 as compared to the current quarter as the costs associated with our restructuring plans are incurred. We expect that selling, general and administrative costs will decrease significantly in 2014 compared to 2013 as a result of the restructuring actions taken and other cost reduction initiatives.

We expect that our operating expenses in total will increase during the remainder of 2013 compared to the current quarter primarily due to restructuring activities. We expect that operating expenses in total, will decrease significantly in 2014 compared to 2013 as a result of these restructuring actions and other cost reduction initiatives. The actual amount of operating expenses will depend on, among other things, the resolution of our current discussions with the FDA regarding product label changes for Iclusig, the lifting of the partial clinical hold and the suspension of marketing and commercial distribution of Iclusig in the United States, discussions with the EMA and other regulatory agencies regarding our review of the PACE clinical data, the status of regulatory reviews and timing of potential pricing and reimbursement approvals of Iclusig in Europe, costs related to commercialization of Iclusig in Europe, costs and any cost savings from our restructuring efforts, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $40,000 in the three-month period ended September 30, 2013 from $53,000 in the corresponding period in 2012, as a result of a lower average balance of funds invested in 2013.

Interest expense decreased to $37,000 in the three-month period ended September 30, 2013 from $47,000 in the corresponding period in 2012 as a result of lower average borrowings in 2013.

Foreign Exchange Gain

We recognized foreign exchange transaction losses of $9,000 in the three-month period ended September 30, 2013 compared to no gains or losses in the corresponding period in 2012. The gains are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended September 30, 2013 was $110,000 and reflects estimated taxes for certain foreign subsidiaries. The provision also reflects the amortization of a prepaid tax item related to intercompany transactions. There was no provision for income taxes in the three-month period ended September 30, 2012.

Operating Results

We reported a loss from operations of $66.2 million in the three-month period ended September 30, 2013 compared to a loss from operations of $53.2 million in the corresponding period in 2012, an increase of $13.0 million, or 24 percent. We also reported a net loss of $66.3 million in the three-month period ended

September 30, 2013, compared to a net loss of $53.2 million in the corresponding period in 2012, an increase in net loss of $13.1 million or 25 percent, and a net loss per share of $0.36 and $0.32, respectively. The increase in net loss is largely due to the increase in our operating expenses described above offset in part by product revenue related to the commercial launch of Iclusig in January 2013. Our results of operations for the remaining quarter of 2013 will vary from those of the three months ended September 30, 2013 and actual results will depend on a number of factors, including the impact of the suspension of marketing and commercial distribution of Iclusig in the United States, our ongoing discussions with the FDA regarding product label changes, our discussions with the EMA and other regulatory agencies regarding our review of the PACE clinical data, the status of pricing and reimbursement approvals and commercialization in Europe, the progress of our product development programs, employee and related personnel costs related to our restructuring actions, ongoing employee and related personnel costs, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

For the nine months ended September 30, 2013 and 2012

Revenue

Our revenues for the nine-month period ended September 30, 2013, as compared to the corresponding period in 2012, were as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2013	2012
Product revenue, net	$36,956	$—	$36,956
License revenue	228	448	(220)
Service revenue	24	36	(12)

	$37,208	$484	$36,724

The increase in product revenue, net reflects the demand associated with the commercial launch of Iclusig, our first approved cancer medicine, in the United States and in Europe. Revenue is reduced by certain gross to net deductions. In the nine months ended September 30, 2013, these gross to net deductions, as a percentage of gross revenue, were approximately 8.2%.

We recognized $228,000 of license revenue in the nine-month period ended September 30, 2013 pursuant to our ARGENT technology license agreement compared to $448,000 in 2012.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig upon commercial launch of Iclusig in the United States in January 2013 and in certain European countries in the three months ended September 30, 2013, and was $913,000 for the nine-month period ended September 30, 2013.

The initial launch inventory of Iclusig included only the cost of packaging and labeling for commercial sales and subsequent inventory sold includes limited manufacturing costs. If product related costs had not previously been expensed as research and development prior to receiving FDA approval, the cost to produce the Iclusig sold during the nine-month period would have been approximately $510,000 and total cost of product revenue would have been approximately $1.3 million.

Cost of product revenue for the nine-month period ended September 30, 2013 also includes a provision of $402,000 for the carrying value of inventory we estimate will not be sold prior to expiration.

Research and Development Expenses

Research and development expenses increased by $20.1 million, or 19 percent, to $127.1 million in the nine-month period ended September 30, 2013, compared to $107.0 million in the corresponding period in 2012 as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2013	2012
Direct external expenses:
Iclusig	$49,419	$44,425	$4,994
AP26113	11,086	3,922	7,164
All other R&D expenses	66,571	58,674	7,897

	$127,076	$107,021	$20,055

Direct external expenses for Iclusig were $49.4 million in the nine-month period ended September 30, 2013, an increase of $5.0 million as compared to the corresponding period in 2012. The increase is due primarily to increases in clinical trial costs of $14.8 million offset by decreases in contract manufacturing costs of $7.3 million and supporting non-clinical costs of $2.3 million. Clinical trial costs increased primarily due to increased enrollment and treatment of patients in our Phase 3 EPIC clinical trial in newly diagnosed CML patients as well as costs associated with other new or ongoing trials, such as our Phase 2 GIST trial, our Phase 1/2 clinical trial of Iclusig in Japan; and increased costs associated investigator sponsored trials including the SPIRIT 3 trial. These increases were offset in part by a decrease in costs related to our Phase 2 PACE clinical trial as treatment of patients and other activities in this trial decreased over the comparative time periods. In October 2013, we announced that the EPIC trial is being discontinued and other United States trials were pausing new enrollment, along with a partial clinical hold implemented by the FDA. Contract manufacturing costs decreased as costs to manufacture Iclusig are now being captured in inventory while costs in the nine-month period ended September 30, 2012 included manufacturing costs related to preparing the supply of product for the launch of Iclusig. Supporting non-clinical costs decreased due primarily to the completion of regulatory filings in support of the Iclusig NDA and in support of the initiation of the Phase 1/2 clinical trial in Japan.

Direct external expenses for AP26113 were $11.1 million in the nine-month period ended September 30, 2013, an increase of $7.2 million as compared to the corresponding period in 2012. The increase in expenses for AP26113 was due primarily to an increase of $4.0 million in contract manufacturing cost due to the manufacture of additional material to supply the Phase 1/2 clinical trial and investment in product and process development. An increase in clinical trial costs of $2.1 million also contributed to the overall increase and was due to costs related to the initiation of additional trials.

All other R&D expenses increased by $7.9 million in the nine-month period ended September 30, 2013, as compared to the corresponding period in 2012. Personnel and related costs increased $10.5 million primarily related to compensation and related costs associated with an increase in the number of employees and higher stock compensation expense recorded primarily related to the achievement of performance conditions for our performance share awards. General R&D expenses increased by $1.3 million, primarily related to an increase in travel expenses in the United States and Europe and lab expenses increased by $1.5 million related to increased discovery efforts. These increases were offset by a decrease of $3.7 million due to an impairment charge recorded in 2012 related to ridaforolimus and a decrease in professional services of $2.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $71.0 million, or 187 percent, to $109.0 million in the nine-month period ended September 30, 2013, compared to $38.0 million in the corresponding period in 2012. This increase was due primarily to an increase in personnel costs of $37.2 million related primarily to compensation and related costs associated with an increase in the number of employees, including sales and marketing related personnel to support commercial launch of Iclusig and expanding business activities in the United States and in Europe; higher stock compensation expense primarily related to the achievement of performance conditions for our performance share awards; an increase in professional services of $20.9 million as a result of an increase in corporate and commercial development initiatives supporting the launch of Iclusig; an increase in general expenses of $8.1 million primarily related to increases in technology costs and travel costs as we launched Iclusig; and an increase in overhead and other expenses of $4.7 million primarily related to office, overhead and administrative expenses incurred in support of the commercial operations associated with the launch of Iclusig.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $120,000 in the nine-month period ended September 30, 2013 from $190,000 in the corresponding period in 2012, as a result of a lower average balance of funds invested in 2013.

Interest expense decreased to $118,000 in the nine-month period ended September 30, 2013 from $154,000 in the corresponding period in 2012 as a result of lower average borrowings in 2013.

Revaluation of Warrant Liability

In the first quarter of 2012, all 5,805,843 warrants that were outstanding at December 31, 2011 were exercised for proceeds to us of approximately $12.5 million. During the first quarter of 2012, the value of the warrant liability on our balance sheet was adjusted, resulting in a non-cash charge of $15.9 million in the nine-month period ended September 30, 2012, due primarily to the increase in the market price of our common stock from December 31, 2011 to the date the warrants were exercised. Upon exercise of those remaining warrants, the balance of the warrant liability and the associated exercise proceeds were credited to stockholders’ equity and the liability was eliminated.

Foreign Exchange Gain

We recognized foreign exchange transaction gains of $16,000 in the nine-month period ended September 30, 2013 compared to no gains or losses in the comparative 2012 period. The gains are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the nine-month period ended September 30, 2013 was $255,000 and reflects estimated taxes for certain foreign subsidiaries. The provision also reflects the amortization of a prepaid tax item related to intercompany transactions. There was no provision for income taxes in the nine-month period ended September 30, 2012.

Operating Results

We reported a loss from operations of $199.8 million in the nine-month period ended September 30, 2013 compared to a loss from operations of $144.5 million in the corresponding period in 2012, an increase of $55.2 million, or 38 percent. We also reported a net loss of $200.0 million in the nine-month period ended September 30, 2013, compared to a net loss of $160.4 million in the corresponding period in 2012, an increase in net loss of $39.6 million or 25 percent, and a net loss per share of $1.09 and $0.98, respectively.

The increase in net loss is largely due to the increase in our operating expenses described above offset in part by product revenue related to the commercial launch of Iclusig in January 2013 and the elimination of the non-cash expense in 2012 related to the revaluation of our warrant liability.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock in public and private offerings, through the receipt of up-front and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. In October 2013, in connection with the announcement of our update of PACE clinical data, the discontinuation of the EPIC trial and the suspension of marketing and commercial distribution of Iclusig in the United States, our market capitalization declined significantly, by approximately $2.8 billion or 87%. As a result, we are revising our operating plans, and implementing steps to reduce our expenses in order to extend our existing cash, cash equivalents and marketable securities further than we had previously projected. These steps include a reduction in our United States workforce of approximately 40% that we announced on November 7, 2013. Positions were eliminated in our commercial, research and development and administrative functions. We are also taking actions to significantly lower our operating expenses including reductions in sales, marketing and distribution costs for Iclusig in the United States related to the suspension of marketing and commercial distribution in the United States, reductions in research and development expenses by focusing on key activities in the Iclusig and AP26113 development programs and discovery research, and reductions in general and administrative expenses associated with the reductions in commercial and research and development activities.

With the commercialization of Iclusig in 2013, we began generating product revenues that have contributed to our cash flows. However, as discussed above, we have suspended the marketing and commercial distribution of Iclusig in the United States and the cash flows generated by our product revenues is not sufficient to fund operations and we will need to seek other sources to fund our operations.

For the purpose of the following discussion, our funds consist of cash, cash equivalents and marketable securities as follows:

In thousands	September 30, 2013	December 31, 2012

Cash and cash equivalents	$284,436	$119,379
Marketable securities	10,007	45,035

	$294,443	$164,414

We manage our marketable securities portfolio to maintain liquidity for payment of our obligations and to maximize yields. We purchase marketable securities to enhance our yield on invested funds and when such amounts are not needed for near-term payment of obligations. We generally hold our marketable securities to maturity. Upon maturity of such marketable securities, a portion may be retained as cash to provide for payment of current obligations while the remainder will be reinvested in accordance with our investment policy. During the nine-month period ended September 30, 2013, there were no purchases of marketable securities and proceeds from maturities of marketable securities were $35.0 million. During the nine-month period ended September 30, 2012, we purchased marketable securities in the amount of $89.6 million and realized proceeds of $24.5 million from maturities of marketable securities. A total of $29.1 million of our cash and cash equivalents as of September 30, 2013 is held by various international subsidiaries.

Our balance sheet at September 30, 2013 includes property and equipment, net of $75.6 million, an increase of $67.9 million from December 31, 2012. The increase is primarily due to the accounting for a lease for new laboratory and office space in Cambridge, Massachusetts which is currently under construction by the landlord and is expected to be available for occupancy in early 2015. Under the relevant accounting guidance, we are the deemed accounting owner for the project during the construction period and accordingly, we record the project construction costs as an asset ($66.7 million at September 30, 2013) and a corresponding facility lease obligation. In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any funding requirements in 2013 and the amount of any such funding requirements will be dependent on design, engineering and construction work which will develop over time. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase. In September 2013, we entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, that was not previously committed to lease. The terms of the lease amendment were consistent with the terms of the original lease. In light of our announcements in October 2013 related to Iclusig, we are re-assessing our occupancy plans related to this and our other properties.

Our balance sheet at September 30, 2013 includes vendor advances of $4.0 million, an increase of $3.5 million from December 31, 2012, which primarily represents advances to vendors for the production of inventory to support the commercialization of Iclusig. Other current assets at September 30, 2013 were $7.4 million, an increase of $4.0 million from December 31, 2012, which was primarily due to an increase in prepaid costs for insurance due to the expansion of our business and commercial costs supporting the launch of Iclusig.

In connection with the commercial launch of Iclusig in 2013, we began to capitalize inventory, ship product to customers and recognize revenue from sales of Iclusig. As a result of these activities, our accounts receivable balance increased to $7.0 million at September 30, 2013 and inventory increased to $8.3 million, inclusive of the current and non-current portions of inventory. In addition, our deferred revenue balance related to the sell-through method of revenue recognition grew to $4.9 million at September 30, 2013. Due to the suspension of Iclusig in the United States, we may be required to record material charges or adjustments to certain accounts such as, but not limited to, accounts receivable, inventory, deferred revenue and accrued expenses. The amounts of these charges or adjustments are not known at this time and will be recorded in the fourth quarter of 2013 and in future quarters, when such amounts occur and become known. If the marketing and commercial distribution suspension of Iclusig is not lifted and we are unable to resume marketing and commercial distribution of Iclusig in the United States, we may be required to record additional material charges in the future.

Sources of Funds

For the nine-months periods ended September 30, 2013 and 2012, our sources of funds from financing activities were as follows:

	Nine Months Ended September 30,
In thousands	2013	2012
Sales/issuances of common stock:
In common stock offerings	$310,037	$—
Pursuant to warrant exercises	—	12,482
Pursuant to stock option and purchase plans	5,632	8,202
Proceeds under financing lease obligation	1,294	—

	$316,963	$20,684

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

We have filed shelf registration statements with the U.S. Securities and Exchange Commission, or SEC, from time to time, to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On December 14, 2011, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This filing was effective upon filing and will remain in effect for up to three years from filing. If we no longer qualify as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, then we would be required to amend this registration statement or file a new registration statement and seek effectiveness from the SEC prior to issuing any securities.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the nine-month periods ended September 30, 2013 and 2012, our uses of cash were as follows:

	Nine Months Ended September 30,
In thousands	2013	2012

Net cash used in operating activities	$(170,313)	$(112,590)
Repayment of long term borrowings and capital leases	(1,590)	(1,092)
Investment in property and equipment	(5,624)	(3,054)
Investment in intangible assets	—	(628)
Increase in restricted cash	(6,133)	(288)
Payment of tax withholding obligations related to stock compensation	(3,216)	(2,615)

	$(186,876)	$(120,267)

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, changes in deferred revenue, and working capital requirements. As noted previously, our net loss for the nine-month period ended September 30, 2013 increased by $39.6 million as compared to the corresponding period in 2012, due primarily to the overall increases in operating expenses offset in part by increases in revenue, due to commercialization of Iclusig, and a reduction in the non-cash charge for revaluation of our warrant liability of $15.9 million for the nine month comparative period. Our net cash used in operating activities increased by $57.7 million in the nine-month period ended September 30, 2013 as compared to the corresponding periods in 2012, reflecting overall increases in operating expenses, decreases in non-cash adjustments and a decrease in working capital items, offset in part by increased revenue due to the commercialization of Iclusig commencing in January 2013. Another significant use of cash in the nine months ended September 30, 2013 compared to the same period in 2012 was an increase in restricted cash held as collateral for a letter of credit associated with the lease we executed in January 2013 for new laboratory and office space. In September 2013, we entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building. Under the terms of the amendment, the letter of credit and associated restricted cash associated with this lease was increased by $3.4 million in October 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we maintained outstanding letters of credit of $7.2 million in accordance with the terms of our existing lease for our office and laboratory facility, our new lease for office and laboratory space under construction, and for other purposes. Our outstanding letters of credit were increased to $10.5 million in October 2013 due to the lease amendment described above.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of September 30, 2013:

		Payments Due By Period
In thousands	Total	In 2013	2014 through 2016	2017 through 2018	After 2018

Long-term debt	$9,625	$525	$9,100	$—	$—
Lease agreements	499,131	1,689	39,755	70,469	387,218
Employment agreements	2,262	1,612	650	—	—
Purchase commitments	4,598	2,238	2,360	—	—
Other long-term obligations	4,523	62	4,461	—	—

Total fixed contractual obligations	$520,139	$6,126	$56,326	$70,469	$387,218

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.43 percent, our average interest rate on our debt at September 30, 2013, over the remaining term of the debt, our interest expense would total approximately $34,000 for the remainder of 2013 and $149,000 in the years 2014 through 2015.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge and office space in a building currently under construction in Lausanne. The minimum non-cancelable payments for the Binney Street lease discussed in Note 9 to the unaudited condensed consolidated financial statements are included in this table and include amounts related to the original lease and the lease amendment. The Company is the deemed owner for accounting purposes and has recognized a financing obligation associated with the cost of the buildings incurred to date. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan.

Liquidity

At September 30, 2013, we had cash, cash equivalents and marketable securities totaling $294.4 million and working capital of $240.4 million, compared to cash, cash equivalents and marketable securities totaling $164.4 million and working capital of $119.5 million at December 31, 2012. Of the $294.4 million of cash, cash equivalents and marketable securities at September 30, 2013, $15 million is maintained as minimum balance requirements related to our bank term loan and $29.1 million was in accounts held by our international subsidiaries. For the nine-month period ended September 30, 2013, we reported a net loss of $200.0 million and cash used in operating activities of $170.3 million. Based on our recently revised operating plan and our restructuring activities announced on November 7, 2013, we believe that our cash, cash equivalents and marketable securities at September 30, 2013, together with any anticipated sales of Iclusig, will be sufficient to fund our operations to mid-2015. This revised operating plan does not assume any United States revenue from Iclusig, partnering, licensing or capital-raising activities.

On December 14, 2012, we obtained accelerated approval from the FDA to sell Iclusig in the United States, and we commenced sales in the United States in January 2013. On July 2, 2013, we announced that the European Commission granted marketing authorization for Iclusig in the European Union, and we began selling Iclusig in certain European countries in the three months ended September 30, 2013. During the past year, we have invested in personnel, processes and systems related to the commercialization of Iclusig, including the hiring and training of an experienced sales force and other professional staff necessary for a product launch, the implementation of systems and processes to support the launch, the development of tools and materials being used in the launch and other activities.

On October 31, 2013, we announced the temporary suspension of marketing and commercial distribution of Iclusig in the United States. There can be no assurance that the suspension will be lifted and that Iclusig will be commercially available in the United States, or that we will be successful in commercializing Iclusig in Europe or in other territories where we await regulatory approval or have yet to file for regulatory approval. We expect that the recent developments announced in October 2013 concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States will adversely impact our efforts to commercialize Iclusig in CML, and our ability to obtain sources of product revenue will depend on the lifting of the suspension of Iclusig in the United States, our ability to continue to commercialize Iclusig in Europe and other territories, the success of our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. If we are not successful in generating sufficient levels of sales from Iclusig and/or obtaining additional regulatory approvals, we will need to raise additional funding and/or further revise our operating plans in order to conserve cash to fund our operations.

We have historically incurred operating losses and net losses related to our research and development activities. We expect to continue to incur significant expenses through the remainder of 2013 compared to prior quarters, which will include costs associated with our restructuring actions. Although we have discontinued the EPIC trial of Iclusig in CML patients and our Iclusig trials are on partial clinical hold, we are still currently conducting a number of clinical trials for Iclusig, including the Phase 2 clinical trial for Iclusig in adult patients with metastatic and/or unresectable GIST that we announced in June 2013 and intend to initiate further enrollment if the partial clinical hold is lifted. For AP26113, we plan to commence a pivotal trial of AP26113 in ALK-positive NSCLC patients in the first quarter of 2014. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. While we plan to continue these research and development activities, we expect that our total research and development activities will decrease significantly in 2014 compared to 2013 due to the impact of the reduction in the size of our workforce and as we focus on key research and development activities and discovery research efforts. We also expect that our selling, general and administrative expenses will decrease significantly in 2014 compared to 2013 as a result of the restructuring actions we have taken and other cost reduction initiatives. There are many factors that will affect our level of spending on these activities, including changes to the prescribing information for Iclusig in the United States and Europe, the lifting of the suspension of marketing and commercial distribution of Iclusig in the United States, our ability to successfully commercialize Iclusig in Europe, the impact of the FDA’s partial clinical hold on Iclusig trials, the number, size and complexity of, and rate of enrollment of patients in our continued or future clinical trials for Iclusig and AP26113, the extent of other development activities for Iclusig and AP26113, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential additional regulatory approvals and commercial launch of Iclusig in additional countries in Europe and other markets and of our other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of Iclusig and our product candidates in multiple markets and other factors.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully launch, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors, particularly in light of expected changes to the product label; our ability to obtain approval for Iclusig outside of the United States and in additional countries in Europe and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and on specialty pharmacies and specialty distributors for the distribution of Iclusig; the impact of adverse events or additional safety data, such as our announcements in October 2013 concerning a partial clinical hold of trials of Iclusig, safety warnings from the FDA, discontinuation of the EPIC trial and the suspension of marketing and commercial distribution of Iclusig in the United States; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies or the receipt of additional, adverse data as more patients are treated; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our products and product candidates; difficulty or delays in obtaining or maintaining regulatory approvals to market products; the timing of development and potential market opportunity for our products and product candidates; our reliance on strategic partners, licensees and other key parties for the successful development, manufacturing and commercialization of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; litigation, including our pending securities class action and derivative lawsuits; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. In particular, at September 30, 2013, because our available funds are invested solely in securities with remaining maturities of 12 months or less, we believe that our risk of loss due to changes in interest rates is not material.

At September 30, 2013, we had $9.6 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10% increase in the interest rate on which the loan is based (14 basis points at September 30, 2013), we would incur approximately $12,000 of additional interest expense per year based on expected balances over the next twelve months.

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

(b) Changes in Internal Controls. In July 2013, we obtained approval from the European Commission to sell Iclusig in the European Union, and we commenced sales in the third quarter of 2013 to customers in certain European countries. In the current quarter, we have designed and implemented new processes and internal controls to address the revenue recognition process, including receivables management related to commercial sale of our product in Europe to ensure that information required to be disclosed by us is recorded, processed, summarized and reported. The addition of these new control processes is considered a material change in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 10, 2013 and October 17, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., and James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., respectively, were filed in the United States District Court for the District of Massachusetts, naming us and certain of our officers as defendants. The lawsuits allege that we made material misrepresentations and/or omissions of material fact regarding clinical and safety data for our cancer medicine Iclusig® (ponatinib)

in our public disclosures during the period from December 12, 2011 through October 8, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs in each suit seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts on behalf of the company naming our directors and certain of our officers as defendants. The lawsuit alleges that our directors and certain of our officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuit also asserts claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. The plaintiff seeks unspecified monetary damages, changes in the company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney’s fees.

Additional complaints may be filed against us and our directors and officers related to our disclosures and announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States.

We believe that these actions are without merit. However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant and we may not prevail. We believe that we are entitled to coverage under our relevant insurance policies, but coverage could be denied or prove to be insufficient. At this time, no assessment can be made as to the likely outcome of these lawsuits or whether the outcome will be material to the company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as follows:

1. All of the risk factors under the caption “Risks relating to the development and commercialization of our products and product candidates” are replaced by the following risk factors:

In October 2013, at the request of the U.S. Food and Drug Administration, or FDA, we announced what we believe will be a temporary suspension of marketing and commercial distribution of Iclusig® (ponatinib) in the United States due to safety concerns. Iclusig is our only commercial product and the suspension, along with earlier announcements we made in October 2013 regarding further clinical development of Iclusig, has severely harmed our business and resulted in an 87% decrease in our market capitalization, from approximately $3.2 billion prior to the announcements to approximately $400 million on October 31, 2013. We face significant challenges to our business as we assess our plans for Iclusig and our other product candidates and work with the FDA in an effort to resume marketing of Iclusig in the United States. Depending on the outcome, we may experience continued material adverse effects on our business, results of operations and financial condition.

In October 2013, we made the following three announcements regarding our lead product, Iclusig, which was approved for sale in the United States in December 2012 and the European Union in June 2013, and generated $37.0 million in product revenue during the nine-month period ended September 30, 2013. We refer to these announcements throughout these risk factors as “our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States.”

On October 9, 2013, we announced updated clinical data from the pivotal PACE trial of Iclusig in which it was observed that, with a median follow up of 24 months, serious arterial thrombosis occurred in 11.8% of Iclusig-treated patients, compared to 8.0% after 11 months of follow-up reflected in the current U.S. prescribing information, and serious venous occlusion occurred in 2.9% of Iclusig-treated patients at 24 months, compared to 2.2% in the current U.S. prescribing information. Based upon our review of the updated data and our consultations with the FDA, we paused patient enrollment in all clinical trials of Iclusig and the FDA placed a partial clinical hold on all new patient enrollment in clinical trials of Iclusig. We have been in consultation with the FDA and other health authorities about changes in the Iclusig product label to reflect the updated information and expect that changes will be made to the label in the United States that will narrow the population for whom Iclusig is indicated and likely impact future revenues from sales of Iclusig in CML in the United States, if we are able to resume marketing and commercial distribution. We also sent a written communication to health care providers and informed the European Medicines Agency, or EMA, and other regulatory agencies of the actions described above, and we are currently discussing revised prescribing information with the EMA. In addition, the FDA issued a Drug Safety Communication on Iclusig on October 11, 2013, noting an increasing frequency of reports of serious and life-threatening blood clots and severe narrowing of blood vessels (arteries and veins) of patients taking Iclusig, and recommending that health care professionals should consider for each patient whether the benefits of Iclusig treatment are likely to exceed the risks of treatment.

On October 18, 2013, based upon the assessment of the clinical trial data discussed above and further discussions with the FDA, we announced the discontinuation of our Phase 3 EPIC trial of Iclusig in adult patients with newly diagnosed CML in the chronic phase. Full enrollment had been expected by the end of 2013. Accordingly, our commercial opportunity for Iclusig in CML patients will be substantially less than it would have been had the EPIC trial been successful and had Iclusig been approved for front-line treatment of CML patients.

On October 31, 2013, we announced that, at the request of the FDA, we were temporarily suspending the marketing and commercial distribution of Iclusig in the United States while we continue to negotiate updates to the U.S. prescribing information for Iclusig and implementation of a risk mitigation strategy. In addition, on October 31, 2013, the FDA issued a Drug Safety Communication on Iclusig as a follow up to the communication issued on October 11, 2013, noting that it had asked us to suspend marketing and commercial distribution of Iclusig because of the risk of life-threatening blood clots and severe narrowing of blood vessels. The FDA further noted that “the Phase 1 and 2 clinical trials did not include a control group so it is not possible to determine the relationship of these adverse events to Iclusig, however the increasing rate and pattern of the events strongly suggests that many are drug-related. At this time, FDA cannot identify a dose level or exposure duration that is safe.”

While we believe that the suspension of marketing and distribution of Iclusig in the United States will be temporary, we cannot predict how long the suspension will last or if we will be successful in working with the FDA to resume marketing and commercial distribution in the United States at all. Moreover, even if we are able to resume marketing and commercial distribution in the United States, the commercial prospects for Iclusig may be permanently diminished by required changes in the product label, and the product may no longer be commercially viable. In addition, it is possible that the EMA could take action on our marketing authorization for Iclusig in the European Union. On November 8, 2013, the EMA announced that its risk assessment committee has advised that Iclusig’s product information should be updated to include strengthened warnings on cardiovascular risk and guidance on optimizing the patient’s cardiovascular therapy before starting treatment, and that it expects that the EMA’s Committee for Medicinal Products for Human Use will issue an opinion on updated product information for Iclusig during its next meeting from November 18-21, 2013.

If we experience significant delays in resuming marketing and commercial distribution of Iclusig in the United States or if we are unable to do so at all, if the product label is revised in a way that significantly reduces the commercial prospects for Iclusig in the United States and Europe, or if the EMA takes actions regarding our marketing authorization in Europe, our business, results of operations and financial condition would be materially harmed.

The FDA has placed Iclusig on partial clinical hold due to the occurrence of arterial and venous blood clots in Iclusig-treated patients. Our business may be adversely affected if the partial clinical hold cannot be timely resolved or if regulatory concerns lead to additional preclinical or clinical studies that could cause significant delays in our future development of Iclusig.

In October 2013, the FDA placed a partial clinical hold on Iclusig after reviewing the updated clinical data noted above. The partial clinical hold suspends patient enrollment in all clinical trials of Iclusig. There can be no assurance that the FDA will lift the partial clinical hold and allow us to pursue further clinical development of Iclusig. If the FDA fails to lift the partial clinical hold, or determines that we must discontinue enrollment and treatment of patients in the clinical trials of Iclusig, our development timelines and our business would be adversely affected. Furthermore, even if the FDA lifts the partial clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the partial clinical hold is lifted, future preclinical or clinical studies involving Iclusig may include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of Iclusig may be significantly slowed and the associated costs may be significantly increased, which would adversely affect our business.

Our ability to resume marketing and commercial distribution of Iclusig in the United States and to continue marketing and commercial distribution in the European Union is highly uncertain and such resumption, if it occurs, may be challenging as a result of the negative perception of the safety of the product.

The safety concerns resulting in our suspension of marketing and commercial distribution of Iclusig in the United States in October 2013 may make it challenging for us to resume marketing and commercialization of Iclusig in the United States and to continue marketing and commercial distribution in the European

Union, and may significantly reduce the potential market for the product.

We cannot predict what additional actions, if any, the FDA may take or what actions the EMA may take, which may include additional studies or label restrictions, the use of informed consents, the addition of more restrictive risk evaluation and mitigation strategies, lowering of the approved dose, or even the removal of indications from the label altogether. Further, regardless of whether or not the FDA and EMA take action, the Centers for Medicare and Medicaid Services, or CMS, other third-party payors and corresponding regulatory authorities in Europe may still decide separately to discontinue or limit coverage or lower reimbursement. Any of these factors could significantly delay the resumption of marketing and commercial distribution of Iclusig in the United States or negatively impact the commercialization of Iclusig in the United States when and if we resume marketing and commercial distribution, and potentially in the European Union, as well, which would have a material adverse effect on our business, results of operations and financial condition.

In addition, any negative perception of the safety of Iclusig relative to other tyrosine kinase inhibitors, or TKIs, as a result of our clinical trial results and continued studies and monitoring could significantly impact our ability to resume marketing and commercial distribution in the United States and significantly reduce the market opportunity for the product in the European Union and in the United States when and if we resume marketing and commercial distribution in the United States.

We depend heavily on the commercial success of our lead product, Iclusig, which was recently approved for sale in the United States and the European Union, but was suspended from marketing and commercial distribution in the United States in October 2013. If we do not achieve commercial success with Iclusig, our business will suffer and we will be dependent on the success of our other product candidates.

We obtained approval from the FDA on December 14, 2012, to sell our first new cancer medicine, Iclusig, and commenced sales and marketing of Iclusig in January 2013 in the United States. At the time of Iclusig’s approval by the FDA, the drug label contained a boxed warning concerning arterial thrombosis, hepatotoxicity and other precautions, including that serious arterial thrombosis, or blood clots, had occurred in clinical trials in 8% of Iclusig-treated patients. On July 2, 2013, we announced that the European Commission had granted marketing authorization for Iclusig in the European Union, and we commenced sales efforts in certain European countries in the three months ended September 30, 2013.

Prior to the approval of Iclusig, we had not marketed a therapeutic product. As a result, we had no significant revenues from product sales in 2012 and we expect that a majority of our total revenues in 2013 and any revenues in the next several years will be attributable to sales of Iclusig. However, as noted above, in October 2013 we announced that the marketing and commercial distribution of Iclusig in the United States had been suspended, and there can be no assurance how long the suspension will last or if we will be successful in working with the FDA to resume marketing and commercial distribution of Iclusig in the United States at all. Additionally, it is possible that we will be required to suspend marketing of Iclusig in the European Union, which would eliminate our ability to generate revenues from sales of Iclusig until such time, if ever, that we are able to resume marketing and commercial distribution or obtain approvals in additional indications.

We cannot be certain that Iclusig will be commercially successful. In addition to the other challenges related to a company launching its first commercial drug, we will face competition from other TKIs that are currently approved for the treatment of patients with CML who are resistant or intolerant to prior TKI therapies, such as nilotinib marketed by Novartis, dasatinib marketed by Bristol-Myers Squibb, bosutinib marketed by Pfizer and omacetaxine mepesuccinate marketed by Teva Pharmaceutical Industries. If we do not achieve commercial success with Iclusig, our business will suffer and we will be dependent on the success of our other product candidates.

Our future sales of Iclusig depend on numerous factors, including:

•	our success in working with the FDA to address safety concerns for Iclusig and resuming the marketing and commercial distribution of Iclusig in the United States, along with any concerns that may be expressed by the EMA, together with the impact of any required changes in the product label that may reduce the number of patients for whom the drug is indicated;

•	competition from other TKIs, which compete with Iclusig on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile;

•	competition from any additional products for the treatment of CML that are approved by the FDA, the EMA and other regulatory authorities in the future;

•	the safety profile of Iclusig, including whether previously unknown side-effects or increased incidence or severity of known side-effects as compared to those seen during development are identified with the increased use of Iclusig after approval, such as we and the FDA announced in October 2013;

•	the effectiveness of our commercial strategy for marketing Iclusig and our execution of that strategy, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

•	receipt of regulatory approvals for Iclusig, and any applicable pricing and reimbursement approvals, in Europe, Japan and other countries or territories outside of the United States;

•	the acceptance of Iclusig by patients, the medical community and third-party payors, particularly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States;

•	results from clinical trials and the receipt of regulatory approvals in any other indications that we may decide to pursue in blood cancers and solid tumors; and

•	our ability to meet the demand for commercial supplies of Iclusig and to maintain and successfully monitor commercial manufacturing arrangements for Iclusig with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, which extensively regulate and monitor pharmaceutical manufacturing facilities.

While we believe that Iclusig is an important medicine for patients with resistant or intolerant Philadelphia-positive leukemias, our current estimates of the revenues that Iclusig could generate in future periods has changed as a result of our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States and may change further based upon the above factors, and could be wrong. If our revenues, market share and/or other indicators of market acceptance of Iclusig do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline, as occurred in October 2013, when our stock price declined by 87%, from $17.14 per share before our announcements to a low of $2.15 per share following the announcements. In addition, if one or more of the factors above negatively affects Iclusig sales, our business, results of operations and financial condition would be materially harmed.

We have never marketed a drug prior to Iclusig, and if we are unable to maintain an effective and specialized sales force and marketing infrastructure, we will not be able to commercialize Iclusig successfully.

In order to successfully commercialize Iclusig, we built a marketing organization and a specialized sales force for Iclusig and commenced marketing and commercial distribution of Iclusig in the United States in January 2013. In addition we have established a European headquarters in Switzerland to lead our commercial operations and commenced sales in certain countries during the three months ended September 30, 2013. However, in November 2013, as a consequence of the October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical developments of Iclusig in the United States, we implemented a significant reduction in workforce, amounting to approximately 40% of our employees in the United States, including commercial sales force positions and other commercial positions in the United States. If in the future we were to resume these activities, we would need to recruit additional personnel to commercialize Iclusig in the United States.

If we are successful in working with the FDA to resume the marketing and commercial distribution of Iclusig in the United States, factors that may hinder our ability to successfully market and commercially distribute Iclusig in the United States include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	inability to re-establish or maintain relationships with specialty pharmacies, wholesalers and distributors;

•	inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products, particularly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States;

•	lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and

•	unforeseen delays, costs and expenses associated with creating international capabilities, including an international sales and marketing organization and international supply chain and reimbursement capabilities.

If we are unable to rebuild our sales force and marketing capability for Iclusig in the United States and further build and sustain our sale force for Iclusig in the European Union, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

At the present time, we have suspended the marketing and commercial distribution of Iclusig in the United States. However, we will need to continue to expend significant time and resources to train our Iclusig sales force in the European Union to be credible, persuasive and compliant in discussing Iclusig with the specialists treating the patients indicated under the product’s label, and will need to continue similar efforts in the United States if we are successful in working with the FDA to resume the marketing and commercial distribution of Iclusig in the United States. We will also need to continue to train our sales force to ensure that a consistent and appropriate message about Iclusig is being delivered to our potential customers, including new information in response to the developments that we announced in October 2013. In addition, if we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Iclusig and its proper administration, our ability to successfully commercialize Iclusig could be diminished, which could have a material adverse effect on our business, results of operations and financial condition.

We may also maintain high inventory levels to mitigate risks such as variability in product demand, long lead times for manufacturing, supply interruptions of raw materials and production disruptions at our approved manufacturing sites due to contamination, equipment failure or other facility-related issues. At times, we may be required to record charges related to excess or obsolete inventory that could be material.

If Iclusig and any of our product candidates are not accepted by patients, physicians and third-party payors, we will not be successful.

Our success is dependent on the commercial acceptance of Iclusig and any of our other product candidates that may be approved. Iclusig and any other approved product candidates may not achieve market acceptance among patients, physicians or third-party payors, even if we have obtained necessary regulatory and any applicable pricing and reimbursement approvals. Physicians and health care payors may conclude that Iclusig or our product candidates are not as safe and/or effective as competing therapies or are not as attractive based on a cost/benefit analysis as alternative treatments. For example, physicians may elect not to prescribe our drugs, and patients may elect not to request or take them for a variety of reasons, including lower demonstrated or perceived clinical safety and efficacy compared to other drugs; prevalence and severity of adverse events or other side effects; lack of cost-effectiveness; lack of reimbursement availability from third-party payors; a decision to wait for the approval of other therapies that are believed to have significant advantages over our drugs and drug candidates; convenience and ease of administration; other potential advantages of alternative treatment methods; or ineffective marketing and distribution support. We expect that our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States will result in decreased demand for Iclusig compared to alternative TKI therapies.

In addition, physicians and other health care providers may restrict their use of Iclusig due to the inclusion of a warning which is not present in some other competitive products. The full prescribing information for Iclusig includes a boxed warning specifying that arterial thrombosis and hepatotoxicity have occurred in some patients during our clinical trials of Iclusig. Cardiovascular, cerebrovascular, and peripheral vascular thrombosis, including fatal myocardial infarction and stroke, have occurred in Iclusig-treated patients. The current prescribing information notes that serious arterial thrombosis occurred in 8.0% of Iclusig-treated patients. In addition, hepatotoxicity, liver failure and death have occurred in Iclusig-treated patients. However, the marketing and commercial distribution of Iclusig has been suspended in the United States, and we have been in consultation with the FDA and other health authorities about changes in the Iclusig product label to reflect the updated information that we announced in October 2013 and expect that, if we are able to resume marketing and commercial distribution in the United States and continue marketing in the European Union, changes will be made to the label in the United States and potentially in the European Union that will narrow the population for whom Iclusig is indicated and impact future revenues associated with Iclusig in CML.

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

For example, Iclusig competes with existing CML therapies that are approved for the treatment of patients with CML who are resistant or intolerant to prior TKI therapies, such as nilotinib marketed by Novartis, dasatinib marketed by Bristol-Myers Squibb, bosutinib marketed by Pfizer and omacetaxine mepesuccinate marketed by Teva Pharmaceutical Industries. Based on our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, we expect that competition from these existing therapies will become more intense, which could have an adverse impact on our revenues from sales of Iclusig in future periods.

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

In order to execute our business plan and achieve the full commercial potential of Iclusig, we intend to seek regulatory approval to commercialize Iclusig outside of the United States and the European Union and to seek approval of additional therapeutic indications and lines of therapy.

Based on sales of existing TKIs for the treatment of CML, we believe that there are commercial opportunities for the use of Iclusig globally in additional therapeutic indications and in additional lines of therapy, and we are pursuing these opportunities. In July 2013, we announced that we had received marketing approval of Iclusig in the European Union for patients with CML and Ph+ ALL who have become resistant or intolerant to prior TKI therapy. In August 2012, we initiated a multicenter Phase 1/2 clinical trial in Japan of Iclusig in Japanese patients with CML who have failed treatment with dasatinib or nilotinib or who have Ph+ ALL and have failed prior treatment with TKIs. We expect that this trial should provide the incremental data needed to initiate pivotal trials to obtain regulatory approval of Iclusig in resistant or intolerant patients in Japan. However, based on October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, we are in discussions with the Japanese regulatory authorities regarding these annoucements. We also believe that Iclusig has potential applications beyond CML in other blood cancers and solid tumors, such as gastrointestinal stromal tumors, or GIST, acute myeloid leukemia and certain forms of non-small cell lung cancer, or NSCLC. In June, 2013, we announced the initiation of a Phase 2 open-label, multicenter trial to evaluate the efficacy and safety of Iclusig in adult patients with metastatic and/or unresectable GIST, following failure of prior TKI therapy. However, this trial remains on partial clinical hold along with all of our other clinical trials of Iclusig in the United States.

If we are not successful in obtaining regulatory approval of Iclusig in Japan or for other indications and additional lines of therapy, or if the FDA fails to lift the partial clinical hold of Iclusig in the United States, our business, results of operations and financial condition will be materially harmed.

Positive results from earlier stage clinical trials may not be replicated in later-stage clinical trials, or regulatory authorities may conclude that clinical data from later-stage clinical trials are not sufficient to support approval or may require changes in the permitted usage of any approved products.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials or following regulatory approval even after achieving promising results in earlier-stage development. Accordingly, the results to date from preclinical studies and clinical trials for Iclusig and AP26113 may not be predictive of the results to be obtained from ongoing or future clinical trials. In addition, regulatory authorities may conclude that data generated from later-stage clinical trials are not sufficient to support approval, or that data obtained following approval may require changes to be made in the permitted usage of any approved products. For example, although we were able to file an NDA and obtain regulatory approval for Iclusig on the basis of data from our pivotal Phase 2 PACE trial without conducting a Phase 3 trial, and we believe that a similar regulatory approval pathway could exist for AP26113, we may be required to conduct more clinical trials for AP26113 than we currently expect. Moreover, we announced in October 2013 updated data from the PACE trial, in which it was observed that with a median follow up of 24 months, serious arterial thrombosis occurred in 11.8% of Iclusig-treated patients, compared to 8.0% after 11 months of follow-up reflected in the current U.S. prescribing information. In addition, at 24 months, serious venous occlusion occurred in 2.9% of Iclusig-treated patients, compared to 2.2% in the current U.S. prescribing information. Based on this follow-up data, the marketing and commercial distribution of Iclusig has been suspended in the United States, and we have been in consultation with the FDA and other health authorities about changes in the Iclusig product label to reflect the updated information that we announced in October 2013. We expect that changes will be made to the label in the United States and potentially in the European Union that will narrow the population for whom Iclusig is indicated and impact future revenues associated with Iclusig in CML, if we are able to resume marketing and commercial distribution in the United States and continue marketing in the European Union.

If positive results from earlier stage trials are not replicated in later-stage trials, we or our collaborators are required to conduct additional clinical trials or other testing of our product candidates beyond those currently contemplated, or the permitted usage of Iclusig or any of our other product candidates that are approved is constrained or withdrawn by the FDA or other regulatory authorities, we or our collaborators may be delayed in obtaining, or may not be able to obtain or maintain, marketing approval for these products, and we may lose the opportunity to generate product revenues or to earn additional development or regulatory milestones or royalties. Furthermore, potential competitive commercial factors may influence future decisions and directions by us or our collaborators on which clinical indications to pursue and when.

2. The risk factors under the caption “Risks relating to our financial position and capital requirements” entitled “Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies” and “Forecasting sales of Iclusig may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected” are replaced by the following risk factors:

Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.

We have funded our operations to date through sales of equity securities, the incurrence of debt from commercial lenders, the receipt of upfront and milestone payments from Merck since July 2007, and product revenue generated by Iclusig in 2013.

As of September 30, 2013, we had cash, cash equivalents and marketable securities totaling $294.4 million. Of this amount, $15 million is maintained as minimum balance requirements related to our bank term loan and $29.1 million was in accounts held by our international subsidiaries. We expect that our cash, cash equivalents and marketable securities as of September 30, 2013 will be sufficient to fund our operations to mid-2015. We will, however, require substantial additional funding for our research and development programs (including pre-clinical development and clinical trials), for the pursuit of regulatory approvals and for establishing or accessing manufacturing, marketing and sales capabilities related to Iclusig and any other approved products, assuming that we are able to continue marketing and commercial distribution of Iclusig in the European Union and if we are able to resume marketing and commercial distribution in the United States. We will also require funding for our operating expenses (including intellectual property protection and enforcement) as well as capital expenditures to maintain and improve our facilities, equipment and systems and provide for our business.

We may from time to time access funding by issuing common stock or other securities in private placements or public offerings. We are currently a “well-known seasoned issuer,” or WKSI, pursuant to rules of the U.S. Securities and Exchange Commission, or SEC, and have an active registration statement that allows us to sell additional shares of our common stock and other securities. However, if we no longer qualify as a WKSI at the time of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we would be required to amend this registration statement or file a new registration statement and seek effectiveness from the SEC prior to issuing any securities. We may also from time to time seek additional funding from technology licensing, or the issuance of debt or other structured funding alternatives. However, such additional funding may not be available at all, or on terms acceptable to us.

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

Our ability to use net operating loss and tax credit carryforwards to offset future taxable income may be limited in the future if we do not have sufficient taxable income or due to ownership changes that have occurred or may occur in the future.

As of December 31, 2012, we had tax assets, including net operating loss carryforwards, or NOLs, of $307.7 million and research tax credits of $17.8 million, which could be used in certain circumstances to offset our future taxable income or otherwise payable taxes and therefore reduce our federal and state income tax liabilities. Based on current income tax rates, if fully utilized, our NOLs and other carryforwards could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the preservation and use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in generating income from Iclusig and any other product candidates that may be approved.

Additionally, if we undergo an ownership change, the NOLs and tax credit carryforwards would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change, and we may be unable to use a significant portion or all of our NOLs to offset taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit our ability to utilize our NOL and tax credit carryforwards for taxable years including or following such “ownership change”. Due to our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, there has been an extremely high volume of trading of our stock, and a significant drop in the value of our stock. As a result of the high trading volume, there may be a shift of ownership amongst our 5% stockholders that could result in an ownership change, under Section 382 of the Internal Revenue Code. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax credits to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credits. Similar rules and limitations may apply for state income tax purposes. We have adopted a shareholder rights plan in the form of a Section 382 Rights Agreement with the intention of reducing the likelihood of an ownership change. However, we cannot be sure that these measures will be effective in deterring or preventing such an ownership change.

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

Iclusig may not be adopted rapidly, or at all, by physicians. Factors that can affect the rate of adoption and that can increase the difficulty of forecasting sales include the following:

•	changes in the product label for Iclusig or cautionary prescribing behavior due to concerns regarding the safety and risk-benefit of Iclusig, particularly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States;

•	confusion and questions relating to the prescribing information;

•	difficulty in identifying appropriate patients for treatment with Iclusig;

•	the cost and availability of reimbursement for the product;

•	other aspects of physician education;

•	treatment guidelines issued by government and non-government agencies;

•	types of cancer for which the product is approved;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies, including generic versions of our product, or generic versions of innovative products that compete with our product;

•	patients’ reliance on patient assistance programs, under which we provide free drug;

•	rates of returns and rebates;

•	uncertainty of launch trajectory;

•	the ability of our third-party manufacturers to manufacture and deliver Iclusig in commercially sufficient quantities;

•	extent of marketing efforts by us and any third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.

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

3. The risk factor under the caption “Risks relating to our operations” entitled “If we fail to manage our growth effectively, our business may suffer” is replaced by the following risk factors:

Our cost-reducing measures may not result in anticipated savings, could disrupt our business and could yield unintended consequences, which could have a material adverse effect on our business, results of operations and financial condition.

We have implemented and expect to implement additional significant cost savings measures to mitigate the financial impact of our decision in October 2013 to suspend the marketing and commercial distribution of Iclusig in the United States. These measures include a substantial reduction of our workforce in November 2013, amounting to approximately 40% of our employees in the United States, and an ongoing realignment of our cost structure. As part of our reduction in workforce, we eliminated commercial sales force positions for Iclusig and also eliminated positions in research and development and support functions. If in the future we were to resume these activities, we would need to recruit additional personnel to commercialize Iclusig in the United States and to pursue additional research and development efforts, or contract with third parties to do so. This reduction in our workforce may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs.

The cost-reducing measures taken by us could yield unintended consequences, such as distraction of our management and employees, the inability to retain and attract new employees, business disruption, a negative impact on morale among remaining employees, attrition beyond our planned reduction in workforce and reduced employee productivity, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or our competitors. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing Iclusig and our product candidates in the future. In addition, our reductions in personnel may subject us to risks of litigation, which could result in substantial cost. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

If we fail to manage the size of our workforce and other resources effectively, our business may suffer.

The number of our employees more than doubled in the past two years as we built out the commercial organization that is responsible for the commercialization of Iclusig in the United States and Europe. However, in light of our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, we announced a substantial reduction of our workforce in November 2013, amounting to approximately 40% of our employees in the United States, and we are implementing a revised operating plan to reduce our expenses, extend our cash runway and align our resources to areas of strategic focus.

We have also entered into a new lease to move our corporate headquarters and laboratory facilities to two buildings being constructed by the landlord at 75 Binney Street and 125 Binney Street in Cambridge, Massachusetts. We had planned to move into the new buildings in early 2015. However, in light of our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, we are re-assessing our occupancy plans related to this and our other properties.

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

We must respond effectively to these demands and manage our internal organization to accommodate our anticipated needs. If we are unable to manage the size of our workforce and our other resources effectively, there could be a material adverse effect on our business, results of operations and financial condition.

We are currently subject to securities class action litigation and derivative litigation and may be subject to similar or other litigation such as products liability litigation in the future.

The market price of our common stock declined significantly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States. Class action lawsuits have been filed alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in our public disclosures. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

In addition, in November 2013, a purported derivative lawsuit was filed alleging that our directors and certain of our officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuit also asserts claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. The plaintiff seeks unspecified monetary damages, changes in our corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney’s fees.

While we believe we have meritorious defenses, we cannot predict the outcome of these lawsuits. We believe that there may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

Likewise, if product liability lawsuits are brought against us for injuries or deaths due to patients’ adverse reactions to Iclusig, we may be subject to additional liability. In any event, a potential product liability lawsuit would require significant financial and management resources. Regardless of the outcome, product liability claims may result in injury to our reputation, withdrawal of clinical trial participants, significant costs, diversion of management’s attention and resources, substantial monetary awards, loss of revenue, and additional distractions from our efforts to resume marketing and distribution of Iclusig in the United States. Although we have product liability insurance, coverage could be denied or prove to be insufficient. We may not be able to renew or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, which could also impact the resumption of marketing and commercial distribution of Iclusig in the United States.

4. The risk factors under the caption “Risks relating to regulatory approvals, pricing and reimbursement” entitled “Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain” and “Iclusig and each of our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborators or contractors fail to comply with applicable regulations, we or they may be subject to enforcement action that could adversely affect us” are replaced by the following risk factors:

Even though our approval of Iclusig by the FDA has not been withdrawn, the approval is subject to continued FDA evaluation of the safety concerns leading to our suspension of marketing and commercial distribution of Iclusig in the United States. Ongoing FDA review may result in significant additional expense and limit our ability to resume marketing and successfully commercialize Iclusig.

Although the FDA approval of Iclusig has not been withdrawn, the FDA may choose to do so as its investigation continues or to subject us to various post-marketing requirements, including additional clinical trials. In addition the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The additional cases of serious arterial thrombosis and serious venous occlusion in patients taking Iclusig reported in October 2013 and any other subsequent discovery of previously unknown safety issues with the product, including adverse events of unanticipated severity or frequency, may result in withdrawal or restrictions on the marketing of the product, and could include regulatory actions from the FDA. The actions the FDA may take include, permanent withdrawal, additional studies or label restrictions, the use of informed consents, the addition of more restrictive risk evaluation and mitigation strategies, lowering of the approved dose, or even the removal of indications from the label altogether. In addition, the FDA’s policies may change and additional government regulations may be enacted that could prevent or delay successful resumption of marketing and commercial distribution of Iclusig. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance or the FDA imposes additional requirements, then we may not be able to resume marketing and successfully commercialize Iclusig, which would have a material adverse effect on our business, results of operations and financial condition.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We and our collaborators are currently conducting multiple clinical trials for our clinical product candidates, and we and our collaborators expect to commence additional trials of Iclusig and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, shortages of available drug supply, or the imposition of a clinical hold by regulatory agencies, such as the partial clinical hold the FDA imposed on new patent enrollment in all clinical trials of Iclusig in October 2013. Patient enrollment is a function of many factors, including the size of the target patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative established or investigational treatments.

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

Clinical trials must be conducted in accordance with Good Clinical Practices and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, conditions. We, the FDA, the EMA or other foreign governmental agencies could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	the product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks, such as was reflected in our announcement in October 2013 that the FDA had imposed a partial clinical hold on all clinical trials for Iclusig following our review of additional clinical data from the PACE trial showing that a higher percentage of patients taking Iclusig had experienced serious arterial thrombosis and serious venous occlusion after a median of 24 months of follow-up;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	the product candidate may not be more effective than current therapies;

•	the quality or stability of the product candidate may fall below acceptable standards;

•	our inability to produce or obtain sufficient quantities of the product candidate to complete the trials;

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability to recruit and enroll patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or

•	our inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

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

We and our collaborators and contractors will continue to be subject to extensive regulation by the FDA and other regulatory authorities even after our product candidates are approved. We and our collaborators and contractors will continue to be subject to FDA requirements governing, among other things, the manufacture, packaging, sale, promotion, adverse event reporting, storage and recordkeeping of our approved products. For example, in October 2013, the FDA placed a partial clinical hold on Iclusig and, at the request of the FDA, we announced the suspension of marketing and commercial distribution of Iclusig in the United States following our review of additional clinical data from the pivotal PACE trial of Iclusig. In addition, the FDA has issued Drug Safety Communications concerning Iclusig and is investigating the drug to further understand its risks and potential patient populations in which the benefits of the drug may outweigh the risks. On November 8, 2013, the EMA announced that its risk assessment committee has advised that Iclusig’s product information should be updated to include strengthened warnings on cardiovascular risk and guidance on optimizing the patient’s cardiovascular therapy before starting treatment, and that it expects that the EMA’s Committee for Medicinal Products for Human Use will issue an opinion on updated product information for Iclusig during its next meeting from November 18-21, 2013.

The Commissioner of the FDA has put FDA-regulated entities on notice that they should expect to see more enforcement actions in all areas regulated by the FDA. Although we have not received any notice that we are the subject of any enforcement actions, it is possible that we may be in the future and that could have a material adverse effect on our business. We or any applicable collaborator of ours may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

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

5. The risk factors under the caption “Risks relating to our common stock” are replaced by the following risk factors:

Results of our operations, new clinical and safety data, FDA actions, general market conditions for biotechnology stocks and other factors could result in a sudden change in the value of our stock.

As a biopharmaceutical company, we continue to experience significant volatility in the price of our common stock. In the twelve months ended October 31, 2013, our stock price ranged from a high of $24.59 per share to a low of $2.15 per share. In connection with our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States, our stock price declined by 87%, from $17.14 per share before the announcements to a low of $2.15 per share following the announcements. Some of the many factors that could contribute to such volatility include:

•	our ability to address the safety concerns for Iclusig to the FDA’s satisfaction and resume the marketing and commercial distribution of Iclusig in the United States, together with the impact of any required changes in the product label that may reduce the number of patients for whom the drug is indicated;

•	actions taken by the EMA or by us at the request of the EMA relating to our marketing and commercial distribution of Iclusig in the European Union, including any potential changes in the product label;

•	actual or anticipated results of, and any delays in, our commercialization and development of Iclusig in light of our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States;

•	our plans for seeking marketing approval and the expected timing of any regulatory approvals of our product candidates, including approval of Iclusig outside of the United States and the European Union;

•	additional actual or anticipated actions taken by regulatory agencies that may impact Iclusig and our product candidates;

•	evidence of the safety or efficacy of Iclusig and our product candidates, including additional data on serious arterial thrombosis and serious venous occlusion of CML patients being treated with Iclusig or the occurrence of other serious adverse events;

•	litigation, including the securities class action and derivative lawsuits pending against us and certain of our officers;

•	announcements regarding results and timing of preclinical studies and clinical trials for our product candidates;

•	announcements of financial results and other operating performance measures, including product revenues;

•	our funding resources and requirements, including announcements of new equity or debt financings;

•	the timing of our receipt of, or our failure to receive, future milestones under our license agreement with Merck;

•	announcements regarding existing collaborations or new collaborations or our failure to enter into collaborations;

•	announcements regarding product developments or regulatory approvals obtained by companies developing competing products;

•	announcements of technological innovations or new therapeutic product candidates;

•	developments relating to intellectual property rights, including licensing, litigation and governmental regulation;

•	healthcare or cost-containment legislation and public policy pronouncements;

•	sales of our common stock by us, our insiders or our other stockholders;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our shareholder rights plan could delay, discourage or make more difficult a third-party acquisition of control of us.

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

We have also adopted a shareholder rights plan in the form of a Section 382 Rights Agreement, which we refer to as our NOL rights plan, designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related U.S. Treasury regulations. Although this is not the purpose of the NOL rights plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

These provisions of the DGCL, our certificate of incorporation and bylaws, and our NOL rights plan may delay, discourage or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest.

ITEM 6.	EXHIBITS

10.1*	First Amendment to Lease, dated September 16, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO.48, LLC (for lease at 75 Binney Street and 125 Binney Street, Cambridge, MA).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President, Chief Financial Officer
Date: November 12, 2013		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1*	First Amendment to Lease, dated September 16, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO.48, LLC (for lease at 75 Binney Street and 125 Binney Street, Cambridge, MA).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.