Form 10-Q
period 2014-03-31
ARIAD PHARMACEUTICALS INC
filed 2014-05-09
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 186,798,293.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$182,973	$237,179
Accounts receivable	4,241	1,305
Inventory	480	419
Other current assets	11,301	6,043

Total current assets	198,995	244,946
Restricted cash	11,359	11,357
Property and equipment, net	129,961	108,777
Intangible and other assets, net	5,340	5,814

Total assets	$345,655	$370,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,196	$11,363
Current portion of long-term debt	4,375	4,200
Accrued compensation and benefits	8,914	12,778
Accrued product development expenses	15,485	16,740
Other accrued expenses	8,134	8,977
Current portion of deferred executive compensation	901	2,511
Current portion of deferred revenue	1,755	472
Other current liabilities	14,369	15,136

Total current liabilities	67,129	72,177

Long-term debt	3,675	4,900

Long-term facility lease obligation	120,865	99,412

Other long-term liabilities	8,545	8,580

Deferred revenue	250	308

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2014 and 2013; issued and outstanding, 186,567,212 shares in 2014 and 185,896,080 shares in 2013	187	186
Additional paid-in capital	1,248,314	1,238,859
Accumulated other comprehensive loss	(1,495)	(1,535)
Accumulated deficit	(1,101,815)	(1,051,993)

Total stockholders’ equity	145,191	185,517

Total liabilities and stockholders’ equity	$345,655	$370,894

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2014	2013
Revenue:
Product revenue, net	$7,992	$6,363
License revenue	3,789	93
Service revenue	1	8

Total revenue	11,782	6,464

Operating expenses:
Cost of product revenue	1,288	269
Research and development expense	28,554	41,263
Selling, general and administrative expense	31,591	29,481

Total operating expenses	61,433	71,013

Loss from operations	(49,651)	(64,549)

Other income (expense):
Interest income	22	49
Interest expense	(33)	(41)
Foreign exchange loss	(41)	(70)

Other income (expense), net	(52)	(62)

Provision for income taxes	119	59

Net loss	$(49,822)	$(64,670)

Net loss per share – basic and diluted	$(0.27)	$(0.36)

Weighted-average number of shares of common stock outstanding – basic and diluted	186,252	178,541

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
In thousands	2014	2013
Net loss	$(49,822)	$(64,670)

Other comprehensive income (loss):
Net unrealized losses on marketable securities	—	(5)
Cumulative translation adjustment	(1)	23
Amortization of prior service cost included in net periodic pension cost	41	—

Other comprehensive income (loss)	40	18

Comprehensive loss	$(49,782)	$(64,652)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In thousands	2014	2013
Cash flows from operating activities:
Net loss	$(49,822)	$(64,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	1,297	811
Stock-based compensation	8,496	5,610
Deferred executive compensation expense	117	332
Increase (decrease) from:
Accounts receivable	(2,936)	(5,514)
Inventory	(61)	(2,423)
Other current assets	(5,258)	(4,659)
Other assets	466	—
Accounts payable	2,449	1,835
Accrued compensation and benefits	(3,864)	(4,268)
Accrued product development expenses	(1,254)	2,337
Other accrued expenses	(809)	183
Other liabilities	(728)	345
Deferred revenue	1,225	3,220
Deferred executive compensation paid	(1,727)	(1,589)

Net cash used in operating activities	(52,409)	(68,450)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	20,000
Change in restricted cash	—	(6,133)
Investment in property and equipment	(1,706)	(1,147)

Net cash provided by (used in) investing activities	(1,706)	12,720

Cash flows from financing activities:
Repayment of long-term borrowings	(1,050)	(525)
Principal payments under capital lease obligation	—	(12)
Proceeds from issuance of common stock, net of issuance costs	—	310,037
Proceeds from issuance of common stock pursuant to stock option and purchase plans	1,358	1,522
Payment of tax withholding obligations related to stock compensation	(398)	(1,392)

Net cash provided by (used in) financing activities	(90)	309,630

Effect of exchange rates on cash	(1)	22

Net increase (decrease) in cash and cash equivalents	(54,206)	253,922
Cash and cash equivalents, beginning of period	237,179	119,379

Cash and cash equivalents, end of period	$182,973	$373,301

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$21,452	$19,450

Investment in property and equipment included in accounts payable or accruals	$88	$348

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

The Company’s lead cancer medicine is Iclusig® (ponatinib) which is approved in the United States and Europe for the treatment of adult patients with chronic myeloid leukemia (“CML”) and Philadelphia chromosome-positive acute lymphoblastic leukemia (“Ph+ ALL”). The Company is pursuing regulatory approval of Iclusig in additional geographies and developing Iclusig in additional cancer indications. The Company has two other product candidates in development, AP26113 and ridaforolimus. AP26113 is being studied in patients with advanced solid tumors, including non-small cell lung cancer. Ridaforolimus is being developed for cardiovascular indications by Medinol, Ltd. and ICON Medical Corp. In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

The Company commenced sales and marketing of Iclusig in the United States in January 2013. On July 2, 2013, the Company announced that the European Commission granted marketing authorization for Iclusig in the European Union. The Company commenced sales efforts in certain European countries in the second half of 2013.

On October 9, 2013, the Company announced results of its review of updated clinical data from the pivotal PACE (Ponatinib Ph+ ALL and CML Evaluation) trial of Iclusig and actions that it was taking following consultations with the U.S. Food and Drug Administration (“FDA”). Based upon its review and the FDA consultations, the Company paused patient enrollment in all clinical trials of Iclusig and the FDA placed a partial clinical hold on all additional patient enrollment in clinical trials of Iclusig. In response to a request by the FDA, on October 31, 2013, the Company announced that it temporarily suspended the marketing and commercial distribution of Iclusig in the United States. On December 20, 2013, the Company announced that the FDA approved revised U.S. prescribing information (“USPI”), and a Risk Evaluation and Mitigation Strategy (“REMS”), that allowed for the immediate resumption of marketing and commercial distribution of Iclusig. Sales of Iclusig in the United States resumed in January 2014.

2.	Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2014, the results of operations for the three-month periods ended March 31, 2014 and 2013 and the cash flows for the three-month periods ended March 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes were derived from the audited financial statements included in the 2013 Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenue and expenses during the reporting period. Significant estimates included in the Company’s financial statements include estimates associated with potential revenue adjustments, research and development accruals, inventory, leased buildings under construction and stock-based compensation expense. Actual results could differ from those estimates.

Reclassification

In the condensed consolidated statement of cash flows for the three months ended March 31, 2013, vendor advances have been aggregated with other current assets. This reclassification was not material.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At March 31, 2014, the Company’s restricted cash balance was $11.4 million, which includes $9.2 million established as security for a letter of credit related to a lease agreement entered into in January 2013, and amended in September 2013, for lab and office space in a new facility under construction in Cambridge, Massachusetts and for other purposes.

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

Inventory is composed of raw materials, intermediate materials which are classified as work-in-process, and finished goods which are goods that are available for sale. The Company records inventory at the lower of cost or market. The Company determines the cost of its inventory on a specific identification basis. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheets.

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

Product Revenue, Net

From the launch of Iclusig in January 2013 until its temporary suspension in October 2013, the Company sold Iclusig in the United States to a limited number of specialty pharmacies, which dispensed the product directly to patients, and specialty distributors, which in turn sold the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. Commencing with the re-launch of Iclusig in January 2014, the Company now sells Iclusig in the United States through an exclusive relationship with Biologics, Inc. (“Biologics”), a specialty pharmacy. Biologics dispenses the product directly to patients. In Europe, the Company sells Iclusig to retail pharmacies and hospital pharmacies, which dispense product directly to patients. Biologics and these retail pharmacies and hospital pharmacies are referred to as the Company’s customers.

The Company provides the right of return to Biologics in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as instances of damaged product. Given the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company determined that the shipments of Iclusig to Biologics, thus far, do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold through by Biologics, provided all other revenue recognition criteria are met. The Company invoices Biologics upon shipment of Iclusig and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue when Iclusig is sold through, which occurs when Biologics dispenses Iclusig directly to the patient. For European customers, who are provided with a limited right of return, the criteria for revenue recognition is met at the time of shipment and revenue is recognized at that time, provided all other revenue recognition criteria are met.

In connection with the temporary suspension of marketing and commercial distribution of Iclusig in October 2013, the Company terminated its then existing contracts with specialty pharmacies and specialty distributors in the United States. In addition, the Company accepted product returns for Iclusig in connection with the temporary suspension. These returns primarily related to Iclusig held by specialty pharmacies and specialty distributors for which revenue had not yet been recognized. At March 31, 2014, the Company owed approximately $490,000 to former customers in the United States which had paid for product purchases and returned those purchases in connection with the temporary suspension of Iclusig. This amount is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2014.

The Company has written contracts or standard terms of sale with each of its customers and delivery occurs when the customer receives Iclusig. The Company evaluates the creditworthiness of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

Trade Allowances: The Company provides invoice discounts on Iclusig sales to certain of its customers for prompt payment and pays fees for certain distribution services, such as fees for certain data that its customers provide to the Company. The Company deducts the full amount of these discounts and fees from its gross product revenues at the time the revenue is recognized.

Rebates, Chargebacks and Discounts: In the United States, the Company contracts with Medicare, Medicaid and other government agencies (collectively, payors) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payors. The Company estimates the rebates, chargebacks and discounts it will provide to payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payors (2) the government -mandated discounts applicable to government funded programs, and (3) the estimated payor mix. Government rebates that are invoiced directly to the Company are recorded in other accrued expenses on the condensed consolidated balance sheet. For qualified programs that can purchase the Company’s products at a lower contractual government or commercial price, the customers charge back to the Company the difference between their acquisition cost and the lower contractual government or commercial price, which the Company records as an allowance against accounts receivable on the condensed consolidated balance sheet. In Europe, the Company is subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. These rebates and discounts are recorded in other accrued expenses on the condensed consolidated balance sheet.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay assistance rebates provided by the Company to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. Other incentives in the three-month period ended March 31, 2014, also include product returns from customers related to the temporary suspension of Iclusig.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three-month period ended March 31, 2014:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total
Balance, January 1, 2014	$18	$515	$77	$610
Provisions	126	685	389	1,200
Payments or credits	(101)	(539)	(188)	(828)

Balance, March 31, 2014	$43	$661	$278	$982

The reserves above, included in the Company’s condensed consolidated balance sheets are summarized as follows:

In thousands	March 31, 2014	December 31, 2013
Reductions of accounts receivable	$104	$64
Other accrued expenses	878	546

Total	$982	$610

Patients in Europe are also being treated with Iclusig in the framework of clinical trials and related studies and in named patient programs. In 2012, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of patients with CML and Ph+ ALL under a nominative program on a patient-by-patient basis. The Company began shipping Iclusig under this program during the year ended December 31, 2012. Until all revenue recognition criteria are met (including a fixed or determinable price), all amounts received under this program (approximately $8.8 million as of March 31, 2014) have not been recorded as revenue. This program concluded on September 30, 2013. Upon completion of this program, the Company became eligible to ship Iclusig directly to customers in France as of October 1, 2013. These shipments have not met the criteria for revenue recognition as the price for these shipments is not yet fixed or determinable. These shipments totaled $4.1 million for the period from October 1, 2013 to December 31, 2013, and $1.8 million for the period from January 1, 2014 to March 31, 2014, of which $4.6 million was received as of March 31, 2014. The Company will record these shipments, as well as shipments under the ATU program, as revenue once the price is fixed or determinable.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of March 31, 2014, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month period ended March 31, 2014, Biologics accounted for 58 percent of net product revenue. As of March 31, 2014, Biologics accounted for 67 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

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

Geographic Information

For the three-month period ended March 31, 2014, product revenue from customers outside the United States totaled 42%, with 31% of product revenue representing product revenue from customers in Germany. All other product, license and service revenues for the three-month period ended March 31, 2014 were generated within the United States. All revenue for the three-month period ended March 31, 2013 was generated within the United States.

Long lived assets outside the United States as of March 31, 2014 were $1.3 million and were not material as of December 31, 2013.

License and Service Revenue

The Company generates revenue from license agreements with third parties related to use of the Company’s technology and/or development and commercialization of product candidates. Such agreements may provide for payment to the Company of up-front payments, periodic license payments, milestone payments and royalties. The Company also generates service revenue from license agreements with third parties related to internal services provided under such agreements. Service revenue is recognized as the services are delivered.

In January 2005, the Company entered into a non-exclusive license agreement with Medinol Ltd. (“Medinol”), a leading innovator in stent technology, pursuant to which Medinol agreed to develop and commercialize stents and other medical devices to deliver ridaforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty. During the three-month period ended March 31, 2014, the commencement of patient enrollment in Medinol’s clinical trials, along with the submission of an investigational device exemption, or IDE, to the FDA, triggered milestone payments to the Company of $3.8 million. These milestones were recorded as license revenue upon achievement.

On February 20, 2014, the Company received notice from Merck & Co., Inc. (“Merck”) that it is terminating the license agreement between the two parties to develop, manufacture and commercialize ridaforolimus for oncology indications. Per the terms of the license agreement, this termination will become effective nine months from the date of the notice (November 20, 2014), at which time all rights to ridaforolimus in oncology licensed to Merck will be returned to the Company.

3.	Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Raw materials	$—	$—
Work in process	2,664	3,170
Finished goods	385	234

Total	3,049	3,404
Less current portion	(480)	(419)

Non-current portion included in other assets, net	$2,569	$2,985

Upon approval of Iclusig by the FDA on December 14, 2012, the Company began capitalizing inventory costs for Iclusig. In periods prior to December 14, 2012, the Company expensed costs associated with Iclusig, including raw materials, work-in-process and finished goods, as development expenses. The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig in the United States and Europe and to support continued clinical development.

4.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Leasehold improvements	$26,053	$25,714
Equipment and furniture	24,655	23,466
Construction in progress	120,887	99,908

	171,595	149,088
Less accumulated depreciation and amortization	(41,634)	(40,311)

	$129,961	$108,777

As of March 31, 2014, the Company has recorded construction in progress and a facility lease obligation of $120.9 million related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 for further information.

Depreciation and amortization expense for the three-month periods ended March 31, 2014 and 2013 was $1.3 million and $721,000, respectively.

5.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,014)	(5,007)

	961	968
Inventory, non-current	2,569	2,985
Other assets	1,810	1,861

	$5,340	$5,814

6.	Other Current Liabilities

Other current liabilities consisted of the following at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Amounts received in advance of revenue recognition	$13,348	$10,434
Amounts due to former customers	490	4,172
Other	531	530

	$14,369	$15,136

Amounts received in advance of revenue recognition consists of payments received from customers in France. Amounts due to former customers consists of amounts due for product returns.

7.	Long-term Debt

Long-term debt was comprised of the following at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Bank term loan	$8,050	$9,100
Less current portion	(4,375)	(4,200)

	$3,675	$4,900

The term loan provides for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bears interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The effective interest rate on the loan was 1.40 percent at March 31, 2014. The loan is secured by a lien on all assets of the Company excluding intellectual property, which the Company has agreed not to pledge to any other party. The loan requires the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contains certain covenants that restrict additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock.

The future scheduled principal payments due under the term loan were as follows at March 31, 2014:

In thousands
Period ended December 31:
2014	$3,150
2015	4,900

8,050
Less current portion	(4,375)

Long-term portion	$3,675

8.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrued a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards made under the plan in 2013 or 2014. The net expense for this plan was $117,000 and $332,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

9.	Leases and Facility Lease Obligation

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $5.4 million in 2014, $6.7 million in 2015, $5.9 million in 2016, $6.0 million in 2017, $6.1 million in 2018, and $3.6 million in total thereafter.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of March 31, 2014, the Company has recorded construction in progress and a facility lease obligation of $120.9 million.

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

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Non-cancelable minimum annual lease payments are expected to be approximately $839,000 in 2014, $1.1 million in 2015, 2016, and 2017, $1.2 million in 2018 and $5.9 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases for three-month periods ended March 31, 2014 and 2013 was $2.1 million and $1.5 million, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter is $6.3 million, $13.1 million, $15.5 million, $33.8 million, $37.7 million and $387.6 million, respectively.

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month periods ended March 31, 2014 and 2013 was $119,000 and $59,000, respectively.

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

Common Stock

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the three-month period ended March 31, 2014 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
$ in thousands	Shares	Amount	Capital	Income	Deficit	Total
Balance, January 1, 2014	185,896,080	$186	$1,238,859	$(1,535)	$(1,051,993)	$185,517
Issuance of common stock pursuant to ARIAD stock plans	671,132	1	1,357			1,358
Stock-based compensation			8,496			8,496
Payment of tax withholding obligations related to stock- based compensation			(398)			(398)
Other comprehensive income				40		40
Net loss					(49,822)	(49,822)

Balance, March 31, 2014	186,567,212	$187	$1,248,314	$(1,495)	$(1,101,815)	$145,191

12.	Fair Value of Financial Instruments

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

As of March 31, 2014 and December 31, 2013, the Company did not hold any assets recorded at fair value.

At March 31, 2014 and December 31, 2013 the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan approximates fair value due to its variable interest rate and other terms. All such measurements are Level 2 measurements in the fair value hierarchy. The Company’s obligation under its executive compensation plan at March 31, 2014 is based in part on the current fair market value of specified mutual funds, which is therefore stated at its estimated fair value. The carrying amount of the Company’s leased buildings under construction in Cambridge, Massachusetts and the related long-term facility lease obligation reflect replacement cost, which approximates fair value. This measurement is a Level 3 fair value measurement.

13.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations includes total compensation cost from share-based payments for the three-month periods ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Compensation cost from:
Stock options	$4,680	$3,360
Stock and stock units	3,649	2,147
Purchases of common stock at a discount	167	103

	$8,496	$5,610

Compensation cost included in:
Research and development expenses	$3,708	$2,654
Selling, general and administrative expenses	4,788	2,956

	$8,496	$5,610

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

Stock option activity under the Company’s stock plans for the three-month period ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2014	10,379,668	$10.83
Granted	1,080,600	$7.71
Forfeited	(666,715)	$15.30
Exercised	(299,083)	$4.19

Options outstanding, March 31, 2014	10,494,470	$10.41

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

Stock and stock unit activity under the Company’s stock plans for the three-month period ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	2,047,600	$14.18
Granted/awarded	2,365,500	$7.36
Forfeited	(134,582)	$10.10
Vested or restrictions lapsed	(372,138)	$13.77

Outstanding, March 31, 2014	3,906,380	$10.23

Included in stock and stock units outstanding in the above table are 258,400 performance share units that will vest annually, in equal increments, over the next two years on the anniversary date of the achievement of the performance condition, which was the marketing authorization of Iclusig by the European Commission that occurred in July 2013.

Stock and stock units outstanding in the above table also include 333,000 performance share units awarded in 2013. The number of shares that may vest, if any, related to the 2013 performance share unit awards is dependent on the achievement, and timing of the achievement, of the performance criteria defined for the award. The compensation cost for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. The Company begins to recognize compensation expense related to performance share units when achievement of the performance condition is probable. In 2013, the Company concluded that it was probable that the performance condition related to the 2013 performance share unit awards would be met. The performance condition is based upon continued success in specific research and development initiatives. The total compensation expense for these performance share units may be up to 60% higher if the performance condition for this award is met prior to December 31, 2014.

Stock and stock units outstanding in the above table also include 1,066,000 performance share units awarded on January 31, 2014. The vesting of fifty percent of the award is dependent upon the achievement of specific commercial objectives by the end of 2015 and the vesting of the remainder is dependent upon the achievement, and timing of the achievement, of specific research and development objectives. In the three-month period ended March 31, 2014, the Company concluded that it was probable that these performance condition would be met and the Company began to record compensation expense for these awards. The total compensation expense for the portion related to the research and development objectives may be up to 60% higher depending on the timing of the achievement relative to the specific performance objectives.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three-month period ended March 31, 2014 were as follows:

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2014	$(40)	$(1,495)	$(1,535)
Other comprehensive income (loss)	(1)	41	40

Balance, March 31, 2014	$(41)	(1,454)	$(1,495)

15.	Net Loss Per Share

Basic net loss per share amounts have been computed based on the weighted-average number of common shares outstanding. Diluted net loss per share amounts are computed based on the weighted-average number of common shares outstanding plus the dilutive effect, if any, of potential common shares. The computation of potential common shares has been performed using the treasury stock method.

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
In thousands, except per share data	2014	2013
Net loss	$(49,822)	$(64,670)

Net loss per share – basic and diluted	$(0.27)	$(0.36)

Weighted average shares outstanding – basic and diluted	186,252	178,541

For the three-month periods ended March 31, 2014 and 2013, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	Three Months Ended March 31,
In thousands	2014	2013
Stock options	10,494	8,684
Restricted stock and stock units	3,906	1,930

	14,400	10,614

16.	Restructuring Actions

In the fourth quarter of fiscal 2013, the Company incurred expenses of $4.8 million associated with an employee workforce reduction of approximately 155 positions that was designed to reduce the Company’s operating expenses and extend its cash runway. The Company recorded $2.2 million of the employee separation costs in research and development expense and $2.6 million in selling, general and administrative expense.

A rollforward of the restructuring liability for the three-month period ended March 31, 2014 is as follows:

In thousands
Balance, January 1, 2014	$2,220
Charges	—
Amounts paid	(1,515)

Balance, March 31, 2014	$705

The $705,000 restructuring liability at March 31, 2014 is expected to be paid through the third quarter of 2014. On the accompanying condensed consolidated balance sheets, the restructuring liability balance was classified as a component of accrued compensation and benefits.

17.	Defined Benefit Pension Obligation

On March 1, 2013, the Company established a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the defined benefit pension plan for the three-month period ended March 31, 2014 was as follows:

In thousands
Service cost	$288
Interest cost	43
Expected return on plan assets	(37)
Amortization of prior service cost	41

Net periodic benefit cost	$335

The net periodic benefit costs and contributions to the plan for the period ended March 31, 2013 were not material.

There were no contributions made to the defined benefit pension plan for the three-month period ended March 31, 2014. The Company expects to contribute $942,000 in total to the plan in 2014.

18.	Litigation

On October 10, 2013, October 17, 2013, December 3, 2013 and December 6, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al, respectively, were filed in the United States District Court for the District of Massachusetts (the “District Court”), naming the Company and certain of its officers as defendants. The lawsuits allege that the defendants made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013 or October 17, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On January 9, 2014, the District Court consolidated the actions and appointed lead plaintiffs. On February 18, 2014, the lead plaintiffs filed an amended complaint as contemplated by the order of the District Court. The amended complaint extends the class period for the Securities Exchange Act claims through October 30, 2013. In addition, plaintiffs allege that certain of the Company’s officers, directors and certain underwriters made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in connection with the Company’s January 24, 2013 follow-on public offering of common stock in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint.

On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts (the “District Court”), on behalf of the Company naming its directors and certain of its officers as defendants. On December 6, 2013, an additional purported derivative lawsuit, styled Arkady Livitz v. Harvey J. Berger, et al, was filed in the District Court. The lawsuits allege that the Company’s directors and certain of its officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuits also assert claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. On January 23, 2014, the District Court consolidated the actions. On February 3, 2014, the plaintiffs designated the Yu Liang complaint as the operative complaint as contemplated by the order of the District Court. The plaintiffs seek unspecified monetary damages, changes in the Company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney fees. On March 5, 2014, the defendants filed a motion to dismiss the complaint. In response, on March 26, 2014, the plaintiffs filed an amended complaint. On April 23, 2014, the defendants filed a motion to dismiss the amended complaint.

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

19.	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar to a tax loss or a tax credit carryforward. The Company has adopted the provisions of this standard beginning January 1, 2014. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” refer to ARIAD Pharmaceuticals, Inc., a Delaware corporation, and our subsidiaries unless the context requires otherwise.

Overview

ARIAD is a global oncology company whose vision is to transform the lives of cancer patients with breakthrough medicines. Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest unmet medical need – aggressive cancers where current therapies are inadequate.

Our lead cancer medicine is Iclusig® (ponatinib), which is approved in the United States and Europe for the treatment of adult patients with chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL. We are pursuing regulatory approval of Iclusig in additional geographies and developing Iclusig in additional cancer indications. We have two other product candidates in development, AP26113 and ridaforolimus. AP26113 is being studied in patients with advanced solid tumors, including non-small cell lung cancer. Ridaforolimus is being developed for cardiovascular indications by Medinol, Ltd., or Medinol, and ICON Medical Corp., or ICON. In addition to our clinical development programs, we have a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

Iclusig and our product candidates, AP26113 and ridaforolimus, were discovered internally by our scientists based on our expertise in computational chemistry and structure-based drug design.

Recent Developments

The following information updates our previous disclosures in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013:

In 2013, the European Medicines Agency, or EMA, commenced an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in the dosing recommendation for Iclusig. We expect the results of this review in July 2014, which is two months later than originally anticipated.

In March 2014, we announced the initiation of a pivotal, global Phase 2 trial of AP26113 in patients with locally advanced or metastatic non-small cell lung cancer, or NSCLC, who were previously treated with crizotinib. The ALTA (ALK in Lung Cancer Trial of AP26113) trial is designed to determine the safety and efficacy of AP26113 in refractory NSCLC patients who test positive for the anaplastic lymphoma kinase, or ALK, oncogene. Approximately 220 patients with ALK-positive NSCLC who have been treated with and progressed on their most recent crizotinib therapy will be randomized one-to-one to receive either 90mg of AP26113 once per day continuously or a lead-in dose of 90mg for seven days, followed by 180mg continuously. Full patient enrollment in the ALTA trial is expected in the third quarter of 2015, and final data analysis will be performed when patients have completed six months of AP26113 treatment.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory, leased buildings under construction and stock-based compensation expense. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the following:

Revenue Recognition

Product Revenue, net

Through October 31, 2013, we sold Iclusig in the United States through a limited number of specialty distributors and specialty pharmacies. Upon receiving approval to resume marketing and commercial distribution of Iclusig in the United States in January 2014, we began selling Iclusig through an exclusive specialty pharmacy, Biologics, Inc., or Biologics. Biologics dispenses Iclusig directly to patients in fulfillment of prescriptions. Title and risk of loss transfers upon receipt of Iclusig by Biologics. We provide the right of return to Biologics for unopened product for a limited time before and after its expiration date. In the United States, we defer the recognition of revenue until Iclusig is dispensed by Biologics to the patient. Revenue recognition is deferred due to the inherent uncertainties in estimating future returns of Iclusig, including estimated product demand and the limited shelf life of Iclusig.

Rebates, Chargebacks and Discounts

If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our United States net product revenues would decrease by approximately two percent in the three-month period ended March 31, 2014.

Accrued Product Development Expenses

At March 31, 2014, we reported accrued product development expenses of $15.5 million on our condensed consolidated balance sheet.

Stock-Based Compensation Expense

We recognized stock compensation expense of $1.4 million in the three-month period ended March 31, 2014 for performance awards that are expected to vest in the future.

Results of Operations

For the three months ended March 31, 2014 and 2013

Revenue

On January 20, 2014, we resumed marketing and commercial distribution of Iclusig in the United States through an exclusive specialty pharmacy, Biologics, with a wholesale price of approximately $125,000 for an annual supply of the approved dose of Iclusig. The price charged for an annual supply of Iclusig in Europe is approximately 75% of the current price charged in the United States, on a wholesale basis. In the United States, we recognize revenue on a sell-through basis. In Europe, we recognize revenue upon shipment to our customers, provided that all other revenue recognition criteria are met. Product revenue is reduced by certain gross to net deductions. Our revenues for the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2014	2013
Product revenue, net	$7,992	$6,363	$1,629
License revenue	3,789	93	3,696
Service revenue	1	8	(7)

	$11,782	$6,464	$5,318

Reserves for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2014	2013
Trade allowances	$126	$276	$(150)
Rebates, chargebacks and discounts	685	501	184
Other incentives	389	18	371

Total reserves	$1,200	$795	$405

Gross product revenue	$9,192	$7,158	$2,034

Percentage of gross product revenue	13.1%	11.1%

The increase in net product revenue reflects:

•	An increase in gross revenue resulting from the commercial launch of Iclusig in Europe in the second half of 2013, offset by a decrease in units sold in the United States due to the decreased demand associated with the revised U.S. prescribing information for Iclusig as well as fewer shipping days in the United States in the comparative periods as a result of the timing of the re-launch of Iclusig in the United States on January 17, 2014;

•	An 8% price increase in the United States in the first quarter of 2014 that accompanied the re-launch of Iclusig in the United States; and

•	A decrease in net product revenue resulting from increased reserves due to product returns that occurred in the first quarter of 2014 related to the temporary suspension of Iclusig (included in other incentives in the table above) and an increase in Medicaid reserves. These increases were offset by a decrease in trade allowances resulting from a decrease in prompt pay discounts which were offered to certain United States customers in 2013.

We recognized $3.8 million of license revenue in the three months ended March 31, 2014, pursuant to license agreements related to ridaforolimus and our ARGENT technology, in accordance with our revenue recognition policy. On January 14, 2014, we jointly announced with Medinol the initiation of two registration trials of Medinol’s stent system that incorporates ridaforolimus. Under the terms of our agreement with Medinol, the commencement of enrollment in Medinol’s clinical trials, along with Medinol’s submission of an investigational device exemption, or IDE, with the FDA, trigged milestone payments to us of $3.8 million that were recorded as license revenue in the first quarter of 2014.

We expect product revenue to increase on a quarterly basis during the remainder of 2014 compared to the three-month period ended March 31, 2014 as we continue to commercialize Iclusig in the United States and Europe. We also expect license revenue to decrease compared to the three-month period ended March 31, 2014 as we do not expect the achievement of additional milestones during the remainder of 2014.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, includes the following:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2014	2013
Inventory cost of Iclusig sold	$76	$5	$71
Shipping and handling costs	199	88	111
Provision for excess inventory	1,013	176	837

	$1,288	$269	$1,019

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the three-month periods ended March 31, 2014 and 2013, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval or written-off, the cost to produce the Iclusig sold would have been approximately $125,000 and $81,000, respectively, and total cost of product revenue would have been approximately $1.3 million and $345,000, respectively, during the three-month periods ended March 31, 2014 and 2013.

Cost of product revenue for the three-month periods ended March 31, 2014 and 2013 also includes provisions for excess or obsolete inventory of $1.0 million and $176,000, respectively. During the three-month period ended March 31, 2014, the provision was due to inventory produced during the quarter that was deemed to be excess upon receipt of the inventory and for units that are not expected to be sold and were produced in accordance with minimum lot size requirements.

Research and Development Expenses

Research and development expenses decreased by $12.7 million, or 31 percent, to $28.6 million in the three-month period ended March 31, 2014, compared to $41.3 million in the corresponding period in 2013, for the reasons set forth below.

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

Our R&D expenses for the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2014	2013
Direct external expenses:
Iclusig	$6,524	$16,726	$(10,202)
AP26113	3,240	3,690	(450)
All other R&D expenses	18,790	20,847	(2,057)

	$28,554	$41,263	$(12,709)

In 2014 and 2013, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK inhibitor.

Direct external expenses for Iclusig were $6.5 million in the three-month period ended March 31, 2014, a decrease of $10.2 million as compared to the corresponding period in 2013. The decrease is due to decreases in clinical trial costs of $1.8 million and contract manufacturing and other support costs of $8.0 million. The decrease in clinical trial costs relates primarily to decreases in investigator sponsored trial costs due to the partial clinical hold placed on Iclusig trials and the discontinuation of the Phase 3 EPIC trial in 2013. Contract manufacturing and other support costs decreased related to the support of the EPIC trial which was discontinued in October 2013.

We expect that our quarterly direct external expense for Iclusig will increase over the remainder of 2014 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for AP26113 were $3.2 million in the three-month period ended March 31, 2014, a decrease of $450,000 as compared to the corresponding period in 2013. The decrease in expenses for AP26113 was due primarily to a decrease of $1.7 million in contract manufacturing cost. The decrease is due to a decrease of costs related to process and formulation development of AP26113. This decrease was offset, in part, by an increase in clinical trial costs of $1.2 million. Clinical trial costs increased primarily due to increased enrollment in the Phase 1/2 trial, initiation of enrollment in the ALTA pivotal trial for AP26113 and the addition of new studies to support continued development and potential regulatory approval of AP26113. We expect that our quarterly direct external expense for AP26113 will increase during 2014 as we enroll patients in the ALTA pivotal trial for AP26113 and conduct additional studies to support continued development and potential regulatory approval of AP26113.

All other R&D expenses decreased by $2.1 million in the three-month period ended March 31, 2014, as compared to the corresponding period in 2013. This decrease was due to a decrease in professional services of $657,000 due to reduced spending on systems and technology initiatives as well as decreases in general expenses of $773,000, lab expenses of $457,000, and overhead expenses of $486,000 due to the reduction in workforce in the United States in November 2013. These decreases were offset in part by an increase in personnel costs of $689,000 due primarily to an increase in stock-based compensation expense. We expect that all other R&D quarterly expenses will remain consistent on a quarterly basis during 2014.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We expect that the negative developments related to Iclusig in 2013 will adversely impact our efforts to further develop and commercialize Iclusig in CML and Ph+ ALL patients, and our ability to obtain sources of product revenue from the successful development of our product candidates will depend on, among other things, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated from time to time in our other periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.1 million, or 7 percent, to $31.6 million in the three-month period ended March 31, 2014, compared to $29.5 million in the corresponding period in 2013. This increase was primarily due to an increase in general expenses of $975,000 due to increases in technology, training and travel costs associated with expanding business activities in Europe and a $1.6 million increase in the allocation of fixed overhead expenses attributable to selling, general and administrative personnel due to the November 2013 workforce reduction and due to an increase in overall insurance costs. These increases were offset in part by a decrease in professional services of $405,000 due to reduced spending on corporate and commercial development initiatives associated with the re-launch of Iclusig. We expect that selling, general and administrative quarterly expenses will increase in the remaining quarters of 2014 compared to the first quarter of 2014 as we continue to invest in the re-launch of Iclusig in the United States and the commercialization of Iclusig in Europe.

We expect that our quarterly operating expenses in total will increase during 2014 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, the outcome of the EMA’s review of Iclusig, discussions with other regulatory agencies regarding our review of the PACE clinical data, the status of regulatory reviews and timing of potential pricing and reimbursement approvals of Iclusig in Europe, costs related to commercialization of Iclusig in the United States and Europe, cost savings from our restructuring efforts in 2013, the progress of our product development programs, including on-going and planned clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $22,000 in the three-month period ended March 31, 2014 from $49,000 in the corresponding period in 2013, as a result of a lower average balance of funds and no marketable securities investments in 2014.

Interest expense decreased to $33,000 in the three-month period ended March 31, 2014 from $41,000 in the corresponding period in 2013 as a result of lower average borrowings in 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction losses of $41,000 in the three-month period ended March 31, 2014 compared to $70,000 in the corresponding period in 2013. The losses are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended March 31, 2014 was $119,000 compared to $59,000 in the corresponding period in 2013, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $49.7 million in the three-month period ended March 31, 2014 compared to a loss from operations of $64.5 million in the corresponding period in 2013, a decrease of $14.9 million, or 23 percent. We also reported a net loss of $49.8 million in the three-month period ended March 31, 2014, compared to a net loss of $64.7 million in the corresponding period in 2013, a decrease in net loss of $14.8 million or 23 percent, and a net loss per share of $0.27 and $0.36, respectively. The decrease in net loss is largely due to the decrease in our operating expenses as well as increases in product revenues and license revenues described above. Our results of operations for the remaining quarters of 2014 will vary from those of the quarter ended March 31, 2014 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States and Europe, the outcome of the EMA’s review of Iclusig, the status of regulatory and subsequent pricing and reimbursement approvals in Europe, the progress of our product development programs, increases in number of employees and related personnel costs, increases in costs associated with commercial launch of Iclusig, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

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

With sales of Iclusig in the United States from January through October 2013 and commencing again in January 2014, as well as sales in Europe since the second half of 2013, we have generated product revenues that have contributed to our cash flows. However, our cash flows generated by sales of Iclusig are not currently sufficient to fund operations and we will need to seek additional sources to fund our operations.

Our balance sheet at March 31, 2014 includes property and equipment, net of $130.0 million, which represents an increase of $21.2 million from December 31, 2013. The increase is primarily due to the accounting, as described below, for our lease of new laboratory and office space in Cambridge, Massachusetts. In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any funding requirements in 2014. Any future funding requirements will be dependent on design, engineering and construction work, which will develop over time. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase. Given our involvement in the design of tenant improvements for the leased facility, the lease establishes dates by which we are required to submit plans and drawings for tenant improvements consistent with the timeline for completion of the construction, including tenant improvements, and readiness of the facility for occupancy. In connection with the partial clinical hold of Iclusig imposed by the FDA and the temporary suspension of marketing and commercial distribution of Iclusig in the United States in October 2013, plans and drawings for the tenant improvements for this facility have not been approved by us and have not, at this time, been completed and submitted in accordance with the timelines specified in the lease. The delay of the submission of plans and drawings in accordance with the timelines specified in the lease will likely result in a delay in the completion of tenant improvements. Under the terms of the lease, if a delay in the completion of the tenant improvements results in a delay in the occupancy date for the facility, we will be required to commence rent payments for the facility prior to occupancy. We are currently in discussions with the landlord regarding revisions to our plans, the timelines related to submission of such plans and the completion of the tenant improvements and other matters in the lease.

Our balance sheet at March 31, 2014 includes other current assets of $11.3 million, an increase of $5.3 million from December 31, 2013, which was primarily due to a $2.8 million receivable from Medinol for the achievement of certain milestones in the first quarter of 2014 and an increase in prepaid costs for insurance and software maintenance.

Sources of Funds

For the three months ended March 31, 2014 and 2013, our sources of funds were as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Sales/issuances of common stock:
In common stock offerings	$—	$310,037
Pursuant to stock option and purchase plans	1,358	1,522
Proceeds from maturities of marketable securities	—	20,000

	$1,358	$331,559

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the three-month periods ended March 31, 2014 and 2013, our uses of cash were as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Net cash used in operating activities	$52,409	$68,450
Repayment of long-term borrowings and capital leases	1,050	537
Change in restricted cash	—	6,133
Investment in property and equipment	1,706	1,147
Payment of tax withholding obligations related to stock compensation	398	1,392

	$55,563	$77,659

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the three-month period ended March 31, 2014 decreased by $14.8 million, as compared to the corresponding period in 2013, due primarily to the overall decreases in operating expenses of $9.6 million as well as an increase in revenue of $5.3 million, due to increased sales of Iclusig and license revenue from Medinol. Our net cash used in operating activities decreased by $16.0 million in the three-month period ended March 31, 2014 as compared to the corresponding period in 2013, primarily reflecting the decrease in net loss.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we maintained outstanding letters of credit of $11.4 million in accordance with the terms of our existing leases for our office and laboratory facilities, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of March 31, 2014:

		Payments Due By Period
In thousands	Total	In 2014	2015 through 2017	2018 through 2019	After 2019
Long-term debt	$8,050	$3,150	$4,900	$—	$—
Lease agreements	493,917	6,316	62,347	73,341	351,913
Employment agreements	20,500	5,692	14,808	—	—
Purchase commitments	37,443	2,807	21,987	3,750	8,899
Other long-term obligations	4,439	1,386	2,718	185	150

Total fixed contractual obligations	$564,349	$19,351	$106,760	$77,276	$360,962

Long-term debt consists of scheduled principal payments on such debt. Interest on our long-term debt is based on variable interest rates. Assuming a constant interest rate of 1.40 percent, our average interest rate on our debt at March 31, 2014, over the remaining term of the debt, our interest expense would total approximately $148,000 for the remainder of 2014 and 2015.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease and the lease amendment. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our obligations under our deferred executive compensation plan, our liability for unrecognized tax positions, which is classified in 2016, and our annual license commitments.

Liquidity

At March 31, 2014, we had cash and cash equivalents totaling $183.0 million and working capital of $131.9 million, compared to cash and cash equivalents totaling $237.2 million and working capital of $172.8 million at December 31, 2013. Of the $183.0 million of cash and cash equivalents at March 31, 2014, $15.0 million is maintained as minimum balance requirements related to our bank term loan and $10.1 million was in accounts held by our international subsidiaries. For the three-month period ended March 31, 2014, we reported a net loss of $49.8 million and cash used in operating activities of $52.4 million. Based on our current operating plan, we believe that our cash and cash equivalents at March 31, 2014, together with anticipated sales of Iclusig, will be sufficient to fund our operations to mid-2015. This operating plan does not assume any capital-raising activities or financing transactions.

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

We have historically incurred operating losses and net losses related to our research and development activities. Although the majority of our Iclusig trials are on partial clinical hold, we are still currently conducting a number of clinical trials for Iclusig, including the Phase 2 clinical trial for Iclusig in adult patients with metastatic and/or unresectable GIST that we announced in June 2013 and we intend to initiate further enrollment if the partial clinical hold is lifted. For AP26113, we initiated enrollment in the ALTA pivotal trial of AP26113 in ALK-positive NSCLC patients in the first quarter of 2014. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. We expect that our total research and development activities will increase during the remainder of 2014 compared to the first three months of 2014 as we focus on key research and development activities, clinical trials and discovery research efforts. We also expect that our selling, general and administrative expenses will increase over the remaining quarters of 2014 compared to the first three months of 2014, as a result of the increased expenses related to supporting re-launch of Iclusig in the United States as well as expanding commercial activities in Europe. There are many factors that will affect our level of spending on these activities, including our ability to successfully commercialize Iclusig in the United States and Europe, the results of the EMA’s review of Iclusig, the impact of the FDA’s partial clinical hold on Iclusig trials, the number, size and complexity of, and rate of enrollment of patients in our continued or future clinical trials for Iclusig and AP26113, the extent of other development activities for Iclusig and AP26113, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential additional regulatory approvals and commercial launch of Iclusig in additional countries in Europe and other markets and of our other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of Iclusig and our product candidates in multiple markets and other factors.

Under our license agreements with Medinol and ICON, we are eligible to receive milestone payments based on achievement of specified development, regulatory and/or sales objectives as well as royalty payments upon commercialization of products. The commencement of patient enrollment in Medinol’s clinical trials, along with Medinol’s submission of an investigational device exemption, or IDE, with the FDA, triggered milestone payments to us of $3.8 million in the first quarter of 2014. There can be no assurance that future regulatory approvals will be obtained or that we will receive any additional milestone or other payments under these license agreements.

Until such time, if ever, that we generate revenues from sales of Iclusig and our product candidates sufficient to fund operations, we plan to continue to fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit or through the incurrence of additional debt from commercial lenders or other financing transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate preclinical studies, clinical trials or other clinical development activities or any pre-commercialization or commercialization activities for one or more of our approved products or product candidates; (2) delay, limit, reduce or terminate our discovery research or preclinical development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, approved products, technologies or intellectual property.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors, particularly in light of changes to the product label in December 2013; our ability to obtain approval for Iclusig outside of the United States and in additional countries in Europe and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and/or specialty pharmacies and/or specialty distributors for the distribution of Iclusig ; the impact of adverse events or additional safety data, such as our announcements in October 2013 concerning a partial clinical hold of trials of Iclusig, safety warnings from the FDA, discontinuation of the EPIC trial and the temporary suspension of marketing and commercial distribution of Iclusig in the United States; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies or the receipt of additional adverse data as more patients are treated; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; difficulties or delays in obtaining or maintaining regulatory approvals to market products; the timing of development and potential market opportunity for our products and product candidates; our reliance on our strategic partners, licensees and other key parties for the successful development, manufacturing and commercialization of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; litigation, including our pending securities class action and derivative lawsuits; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. At March 31, 2014, our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

At March 31, 2014, we had $8.1 million outstanding under a bank term note which bears interest at prime or, alternatively, LIBOR + 1.25 percent to 2.25 percent. This note is sensitive to interest rate risk. In the event of a hypothetical 10 percent increase in the interest rate on which the loan is based (14 basis points at March 31, 2014), we would incur approximately $8,000 of additional interest expense per year based on expected balances over the next twelve months.

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

There have been no material developments in the legal proceedings disclosed Part I, Item 3 our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al

On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint.

Yu Liang v. ARIAD Pharmaceuticals, Inc., et al

On April 23, 2014, the defendants filed a motion to dismiss the amended complaint.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

10.1*	Master Services Agreement, effective as of January 21, 2014, between ARIAD Pharmaceuticals, Inc. and Biologics, Inc. (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-36172) and incorporated herein by reference).

10.2+	Nomination and Standstill Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on February 21, 2014 (File No. 001-36172) and incorporated herein by reference).

10.3+	Confidentiality Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on February 21, 2014 (File No. 001-36172) and incorporated herein by reference).

10.4+	Executive Employment Agreement, dated February 28, 2014, between ARIAD Pharmaceuticals, Inc., and Hugh M. Cole.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
Date: May 9, 2014		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1*	Master Services Agreement, effective as of January 21, 2014, between ARIAD Pharmaceuticals, Inc. and Biologics, Inc. (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-36172) and incorporated herein by reference).

10.2+	Nomination and Standstill Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on February 21, 2014 (File No. 001-36172) and incorporated herein by reference).

10.3+	Confidentiality Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on February 21, 2014 (File No. 001-36172) and incorporated herein by reference).

10.4+	Executive Employment Agreement, dated February 28, 2014, between ARIAD Pharmaceuticals, Inc., and Hugh M. Cole.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.