Form 10-Q
period 2014-06-30
ARIAD PHARMACEUTICALS INC
filed 2014-08-08
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 187,011,551.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$310,039	$237,179
Accounts receivable	4,970	1,305
Inventory	925	419
Other current assets	8,277	6,043

Total current assets	324,211	244,946

Restricted cash	11,357	11,357
Property and equipment, net	152,499	108,777
Intangible and other assets, net	4,743	5,814

Total assets	$492,810	$370,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,607	$11,363
Current portion of long-term debt	—	4,200
Accrued compensation and benefits	12,688	12,778
Accrued product development expenses	14,213	16,740
Other accrued expenses	9,356	8,977
Current portion of deferred executive compensation	—	2,511
Current portion of deferred revenue	1,952	472
Other current liabilities	15,853	15,136

Total current liabilities	63,669	72,177

Convertible 3.625% senior notes, net	153,119	—

Other long-term debt	—	4,900

Long-term facility lease obligation	144,329	99,412

Other long-term liabilities	8,737	8,580

Deferred revenue	192	308

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2014 and 2013; issued and outstanding, 186,862,477 shares in 2014 and 185,896,080 shares in 2013	187	186
Additional paid-in capital	1,282,764	1,238,859
Accumulated other comprehensive loss	(1,451)	(1,535)
Accumulated deficit	(1,158,736)	(1,051,993)

Total stockholders’ equity	122,764	185,517

Total liabilities and stockholders’ equity	$492,810	$370,894

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2014	2013	2014	2013

Revenue:
Product revenue, net	$11,881	$13,934	$19,872	$20,298
License revenue	231	69	4,020	162
Service revenue	2	8	3	16

Total revenue	12,114	14,011	23,895	20,476

Operating expenses:
Cost of product revenue	2,395	228	3,683	497
Research and development expense	31,794	40,668	60,348	81,931
Selling, general and administrative expense	34,199	42,101	65,790	71,583

Total operating expenses	68,388	82,997	129,821	154,011

Loss from operations	(56,274)	(68,986)	(105,926)	(133,535)

Other income (expense):
Interest income	21	31	44	80
Interest expense	(558)	(39)	(591)	(80)
Foreign exchange gain (loss)	(4)	95	(45)	25

Other income (expense), net	(541)	87	(592)	25

Loss before provision for income taxes	(56,815)	(68,899)	(106,518)	(133,510)

Provision for income taxes	106	86	225	145

Net loss	$(56,921)	$(68,985)	$(106,743)	$(133,655)

Net loss per share – basic and diluted	$(0.30)	$(0.37)	$(0.57)	$(0.74)

Weighted-average number of shares of common stock outstanding – basic and diluted	186,815	184,726	186,535	181,651

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2014	2013	2014	2013

Net loss	$(56,921)	$(68,985)	$(106,743)	$(133,655)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	(7)	—	(12)
Cumulative translation adjustment	3	(49)	2	(26)
Amortization of prior service cost included in net periodic pension cost	41	—	82	—

Other comprehensive income (loss)	44	(56)	84	(38)

Comprehensive loss	$(56,877)	$(69,041)	$(106,659)	$(133,693)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
In thousands	2014	2013
Cash flows from operating activities:
Net loss	$(106,743)	$(133,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	2,822	1,769
Stock-based compensation	16,945	19,928
Deferred executive compensation expense	119	683
Increase (decrease) from:
Accounts receivable	(3,665)	(4,888)
Inventory	(506)	(710)
Vendor advances	401	(3,636)
Other current assets	(2,633)	(3,057)
Other assets	1,876	(2,293)
Accounts payable	(1,173)	2,016
Accrued compensation and benefits	(90)	1,849
Accrued product development expenses	(2,527)	2,996
Other accrued expenses	(667)	3,481
Other liabilities	1,012	2,049
Deferred revenue	1,364	3,277
Deferred executive compensation paid	(2,630)	(3,953)

Net cash used in operating activities	(96,095)	(114,144)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	25,000
Change in restricted cash	—	(6,133)
Investment in property and equipment	(2,010)	(1,749)

Net cash provided by (used in) investing activities	(2,010)	17,118

Cash flows from financing activities:
Proceeds from issuance of convertible debt	194,000	—
Proceeds from issuance of warrants	27,580	—
Purchase of convertible bond hedges	(43,220)	—
Repayment of long-term borrowings and capital lease obligation	(9,100)	(1,065)
Proceeds from issuance of common stock, net of issuance costs	—	310,037
Proceeds from issuance of common stock pursuant to stock option and purchase plans	2,262	2,344
Payment of tax withholding obligations related to stock compensation	(558)	(1,753)

Net cash provided by financing activities	170,964	309,563

Effect of exchange rates on cash	1	(25)

Net increase in cash and cash equivalents	72,860	212,512
Cash and cash equivalents, beginning of period	237,179	119,379

Cash and cash equivalents, end of period	$310,039	$331,891

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$44,898	$46,549

Investment in property and equipment included in accounts payable or accruals	$121	$1,478

Deferred financing costs included in accounts payable or accruals	$1,079	$—

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

Following regulatory approvals, the Company commenced sales and marketing of Iclusig in the United States in January 2013 and in Europe in the second half of 2013.

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

Based upon the announcements and actions taken in October 2013 noted above, the Company engaged in discussions with the European Medicines Agency (“EMA”), regarding potentially revised prescribing information for Iclusig. On November 8, 2013, the EMA announced that Iclusig’s product information should be updated to include strengthened warnings for cardiovascular risk and guidance on optimizing the patient’s cardiovascular therapy before starting treatment. In addition, the EMA is conducting an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in the European prescribing information for Iclusig. The results of this review are expected in October 2014.

2.	Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2014, the results of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2014 and 2013 and the cash flows for the six-month periods ended June 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes were derived from the audited financial statements included in the 2013 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenue and expenses during the reporting period. Significant estimates included in the Company’s financial statements include estimates associated with potential revenue adjustments, the allocation of proceeds from the recent convertible note issuance, research and development accruals, inventory, leased buildings under construction and stock-based compensation expense. Actual results could differ from those estimates.

Reclassification

In the condensed consolidated statement of cash flows for the six months ended June 30, 2014, vendor advances have been aggregated with other current assets. This reclassification was not material.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At June 30, 2014, the Company’s restricted cash balance was $11.4 million, which includes $9.2 million established as security for a letter of credit related to a lease agreement entered into in January 2013, and amended in September 2013, for lab and office space in a new facility under construction in Cambridge, Massachusetts.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible.

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

The Company has written contracts or standard terms of sale with each of its customers and delivery occurs when Iclusig is shipped to the customer in the United States and when the customer receives Iclusig in Europe. The Company evaluates the creditworthiness of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, and (iii) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

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

Rebates, Chargebacks and Discounts: In the United States, the Company contracts with Medicare, Medicaid and other government agencies (collectively, payers) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payers. The Company estimates the rebates, chargebacks and discounts it will provide to payers and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payers (2) the government -mandated discounts applicable to government funded programs, and (3) the estimated payer mix. Government rebates that are invoiced directly to the Company are recorded in other accrued expenses on the condensed consolidated balance sheet. In Europe, the Company is subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. These rebates and discounts are recorded in other accrued expenses on the condensed consolidated balance sheet.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay assistance rebates provided by the Company to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. Other incentives in the six-month period ended June 30, 2014 include product returns from customers related to the temporary suspension of marketing and distribution of Iclusig in the United States.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the six-month period ended June 30, 2014:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total

Balance, January 1, 2014	$18	$515	$77	$610
Provision	126	685	389	1,200
Payments or credits	(101)	(539)	(188)	(828)

Balance, March 31, 2014	43	661	278	982
Provision	176	628	134	938
Payments or credits	(167)	(476)	(377)	(1,020)

Balance, June 30, 2014	$52	$813	$35	$900

The reserves above, included in the Company’s condensed consolidated balance sheets are summarized as follows:

In thousands	June 30, 2014	December 31, 2013
Reductions of accounts receivable	$—	$64
Component of other accrued expenses	900	546

Total	$900	$610

In 2012, prior to the Company obtaining marketing authorization for Iclusig in Europe, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of patients with CML and Ph+ ALL under a nominative program on a patient-by-patient basis. The Company began shipping Iclusig under this program during the year ended December 31, 2012. This program concluded on September 30, 2013. Upon completion of the ATU program, the Company became eligible to ship Iclusig directly to customers in France as of October 1, 2013. Shipments under these programs have not met the criteria for revenue recognition as the price for these shipments is not yet fixed or determinable. The aggregate gross selling price of the shipments under these programs amounted to $16.8 million through June 30, 2014, including, $1.8 million for the period from January 1, 2014 to March 31, 2014, and $2.3 million for the period from April 1, 2014 to June 30, 2014, of which $15.2 million was received as of June 30, 2014. The price of Iclusig in France will become fixed or determinable upon completion of pricing and reimbursement negotiations, which is expected in the first half of 2015. At that time, the Company will record revenue related to cumulative shipments as of that date in France, net of any amounts that will be refunded to the health authority based on the results of the pricing and reimbursement negotiations.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of June 30, 2014, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month and six-month periods ended June 30, 2014, Biologics accounted for 67 percent and 63 percent of net product revenue, respectively. As of June 30, 2014, Biologics accounted for 66 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

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

Geographic Information

For the three-month period ended June 30, 2014, product revenue from customers outside the United States totaled 33%, with 22% of product revenue representing product revenue from customers in Germany. All other product, license and service revenues for the three-month and six-month periods ended June 30, 2014 were generated within the United States. For the six-month period ended June 30, 2014, product revenue from customers outside the United States totaled 37%, with 26% of product revenue representing product revenue from customers in Germany. All revenue for the three-month and six-month periods ended June 30, 2013 was generated within the United States.

Long lived assets outside the United States as of June 30, 2014 were $1.3 million and were not material as of December 31, 2013.

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

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Raw materials	$—	$—
Work in process	1,177	3,170
Finished goods	925	234

Total	2,102	3,404
Less current portion	(925)	(419)

Non-current portion included in other assets, net	$1,177	$2,985

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

4.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Leasehold improvements	$26,343	$25,714
Equipment and furniture	24,727	23,466
Construction in progress	144,329	99,908

	195,399	149,088
Less accumulated depreciation and amortization	(42,900)	(40,311)

	$152,499	$108,777

As of June 30, 2014, the Company has recorded construction in progress and a facility lease obligation of $144.3 million related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 for further information.

Depreciation and amortization expense for the three-month periods ended June 30, 2014 and 2013 was $1.2 million and $939,000, respectively, and $2.5 million and $1.7 million for the six-month periods ended June 30, 2014 and 2013, respectively.

5.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,021)	(5,007)

	954	968
Inventory, non-current	1,177	2,985
Other assets	2,612	1,861

	$4,743	$5,814

6.	Other Current Liabilities

Other current liabilities were comprised of the following at June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Amounts received in advance of revenue recognition	$15,242	$10,434
Amounts due to former customers	65	4,172
Other	546	530

	$15,853	$15,136

Amounts received in advance of revenue recognition consists of payments received from customers in France. Amounts due to former customers consists of amounts due for product returns.

7.	Long-term Debt

3.625% Convertible Notes due 2019

On June 17, 2014, the Company issued $200.0 million aggregate principal amount of 3.625% convertible senior notes due 2019 (the “convertible notes”). The Company received net proceeds of $192.9 million from the sale of the convertible notes, after deducting fees of $6.0 million and expenses of $1.1 million. The Company used $43.2 million of the net proceeds from the sale of the convertible notes to pay the cost of the convertible bond hedges, as described below, after such cost was partially offset by $27.6 million in proceeds to the Company from the sale of warrants in the warrant transactions also described below.

The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as the trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 3.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier repurchased or converted. The convertible notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of approximately 107.5095 shares of common stock per $1,000 principal amount of the convertible notes, which corresponds to an initial conversion price of approximately $9.30 per share of the Company’s common stock and represents a conversion premium of approximately 32.5% based on the last reported sale price of the Company’s common stock of $7.02 on June 11, 2014, the date the notes offering was priced. The principal amount of the notes exceeded the if-converted value as of June 30, 2014.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. At any time prior to the close of business on the business day immediately preceding December 15, 2018, holders may convert their convertible notes at their option only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on December 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price, or approximately $12.00 per share, on each applicable trading day;

•	during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their convertible notes, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination thereof, at its election.

If a make-whole fundamental change, as described in the indenture, occurs and a holder elects to convert its convertible notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the indenture.

The Company may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that the Company is not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

The indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company or any of its significant subsidiaries) occurs and is continuing, the trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding convertible notes by written notice to the Company and the trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the convertible notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company or any of its significant subsidiaries, 100% of the principal of and accrued and unpaid interest, if any, on all of the convertible notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, to the extent the Company elects and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the convertible notes.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the convertible notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the convertible notes in cash, common stock or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the convertible notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the convertible notes on their date of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the five year life of the convertible notes, which was the approximate remaining discount amortization period as of June 30, 2014. The equity component is not remeasured for changes in fair value as long as it continues to meet the conditions for equity classification.

The outstanding convertible note balances as of June 30, 2014 consisted of the following:

In thousands	June 30, 2014
Liability component:
Principal	$200,000
Less: debt discount, net	46,881

Net carrying amount	$153,119

Equity component	$40,896

In connection with the issuance of the convertible notes, the Company incurred approximately $1.1 million of debt issuance costs, which primarily consisted of legal, accounting and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $1.1 million of debt issuance costs, $254,000 were allocated to the equity component and recorded as a reduction to additional paid-in capital and $825,000 were allocated to the liability component and recorded in other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the convertible notes using the effective interest method.

The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. As of June 30, 2014, the carrying value of the convertible notes was $153.1 million and approximated their fair value due to the recent issuance of such convertible notes. The effective interest rate on the liability component was 9.6% for the period from the date of issuance through June 30, 2014. The following table sets forth total interest expense recognized related to the convertible notes during the three months ended June 30, 2014:

In thousands	June 30, 2014
Contractual interest expense	$262
Amortization of debt discount	269
Amortization of debt issuance costs	5

Total interest expense	$536

Convertible Bond Hedge and Warrant Transactions

In connection with the pricing of the convertible notes and in order to reduce the potential dilution to the Company’s common stock and/or offset any cash payments in excess of the principal amount due upon conversion of the convertible notes, on June 12, 2014, the Company entered into convertible note hedge transactions covering approximately 21.5 million shares of the Company’s common stock underlying the $200.0 million aggregate principal amount of the convertible notes with JPMorgan Chase Bank, National Association, an affiliate of JPMorgan Securities LLC (the “Counter Party”). The convertible bond hedges have an exercise price of approximately $9.30 per share, subject to adjustment upon certain events, and are exercisable when and if the convertible notes are converted. Upon conversion of the convertible notes, if the price of the Company’s common stock is above the exercise price of the convertible bond hedges, the Counter Party will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by the Company and are not part of the terms of the convertible notes or the warrants, discussed below. Holders of the convertible notes will not have any rights with respect to the convertible bond hedges. The Company paid $43.2 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital.

At the same time, the Company also entered into separate warrant transactions with the Counter Party relating to, in the aggregate, approximately 21.5 million shares of the Company’s common stock underlying the $200.0 million aggregate principal amount of the convertible notes. The initial exercise price of the warrants is $12.00 per share, subject to adjustment upon certain events, which is approximately 70% above the last reported sale price of the Company’s common stock of $7.02 on June 11, 2014. Upon exercise, the Company will deliver shares of the Company’s common stock and /or cash with an aggregate value equal to the excess of the price of the Company’s common stock on the exercise date and the exercise price, multiplied by the number of shares, of the Company’s common stock underlying the exercise. The warrants will be exercisable and will expire in equal installments for a period of 100 trading days beginning on September 15, 2019. The warrants were issued to the Counter Party pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Company received $27.6 million for these warrants and recorded this amount as an increase to additional paid-in capital.

Aside from the initial payment of a $43.2 million premium to the Counter Party under the convertible bond hedges, which cost is partially offset by the receipt of a $27.6 million premium under the warrants, the Company is not required to make any cash payments to the Counter Party under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

Other Long Term Debt

Other long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Bank term loan	$—	$9,100
Less current portion	—	(4,200)

	$—	$4,900

The bank term loan provided for quarterly payments of principal and interest with final scheduled maturity on December 31, 2015. The loan bore interest at LIBOR plus 1.25 to 2.25 percent, depending on the percentage of the Company’s liquid assets on deposit with or invested through the bank, or at the prime rate. The loan was secured by a lien on all assets of the Company excluding intellectual property, which the Company agreed not to pledge to any other party. The loan required the Company to maintain a minimum of $15.0 million in unrestricted cash, cash equivalents and investments. The loan also contained certain covenants that restricted additional indebtedness, additional liens and sales of assets, and dividends, distributions or repurchases of common stock. The term loan was paid in full on June 17, 2014.

8.	Executive Compensation Plan

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards made under the plan in 2013 or 2014. The net expense for this plan was $2,000 and $351,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $119,000 and $683,000 for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, all amounts previously deferred under this plan have been paid out.

9.	Leases and Facility Lease Obligation

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future non-cancelable minimum annual rental payments through July 2019 under these leases are approximately $3.6 million in 2014, $6.7 million in 2015, $5.9 million in 2016, $6.0 million in 2017, $6.1 million in 2018, and $3.6 million in total thereafter.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of June 30, 2014, the Company has recorded construction in progress and a facility lease obligation of $144.3 million.

The initial term of the lease is for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $5.3 million, $8.4 million, $26.6 million, $30.4 million and $30.9 million in the first five years of the lease and $347.1 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease. The Company has the right to sublease portions of the space and is currently planning to sublease portions of the space that it will not initially require for its operations.

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Future non-cancelable minimum annual lease payments under this lease are expected to be approximately $576,000 in 2014, $1.1 million in 2015, $1.2 million in 2016, 2017 and 2018 and $6.0 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases for three-month and six-month periods ended June 30, 2014 and 2013 was $1.9 million and $1.5 million, respectively, and $3.8 million and $2.9 million, respectively. Contingent rent expense for the three-month and six-month periods ended June 30, 2014 and 2013 was $158,000 and $170,000, respectively, and $338,000 and $341,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter is $4.2 million, $13.1 million, $15.5 million, $33.8 million, $37.7 million and $387.6 million, respectively, not including any offset from potential sublease payments.

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month and six-month periods ended June 30, 2014 and 2013 was $106,000 and $86,000, respectively and $225,000 and $145,000, respectively.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the six-month period ended June 30, 2014 were as follows:

$ in thousands	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2014	185,896,080	$186	$1,238,859	$(1,535)	$(1,051,993)	$185,517
Issuance of common stock pursuant to ARIAD stock plans	966,397	1	2,262			2,263
Stock-based compensation			16,945			16,945
Payment of tax withholding obligations related to stock-based compensation			(558)			(558)
Equity component of convertible debt			40,896			40,896
Purchase of convertible bond hedge			(43,220)			(43,220)
Sale of warrants			27,580			27,580
Net loss				84	(106,743)	(106,659)

Balance, June 30, 2014	186,862,477	$187	$1,282,764	$(1,451)	$(1,158,736)	$122,764

12.	Fair Value of Financial Instruments

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

As of June 30, 2014 and December 31, 2013, the Company did not hold any assets recorded at fair value.

At June 30, 2014 and December 31, 2013 the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan at December 31, 2013 approximated fair value due to its variable interest rate and other terms. All such measurements are Level 2 measurements in the fair value hierarchy. The carrying amount of the Company’s leased buildings under construction in Cambridge, Massachusetts and the related long-term facility lease obligation reflect replacement cost, which approximates fair value. This measurement is a Level 3 fair value measurement. The carrying value of the convertible notes approximated fair value at June 30, 2014 due to their recent issuance.

13.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three-month and six-month periods ended June 30, 2014 and 2013, as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation cost from:
Stock options	$4,164	$4,751	$8,844	$8,112
Stock and stock units	4,178	9,445	7,826	11,592
Purchases of common stock at a discount	107	121	275	224

	$8,449	$14,317	$16,945	$19,928

Compensation cost included in:
Research and development expenses	$3,633	$5,762	$7,341	$8,416
Selling, general and administrative expenses	4,816	8,555	9,604	11,512

	$8,449	$14,317	$16,945	$19,928

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

Stock option activity under the Company’s stock plans for the six-month period ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2014	10,379,668	$10.83
Granted	1,493,560	$7.35
Forfeited	(1,036,902)	$14.25
Exercised	(368,446)	$4.20

Options outstanding, June 30, 2014	10,467,880	$10.23

Stock and Stock Unit Grants

Stock and stock unit grants carry restrictions as to resale for periods of time or vesting provisions over time or based on the achievement of performance measures specified in the grant. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.

Stock and stock unit activity under the Company’s stock plans for the six-month period ended June, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	2,047,600	$14.18
Granted	2,479,500	$7.35
Forfeited	(220,512)	$9.64
Vested or restrictions lapsed	(546,988)	$12.97

Outstanding, June 30, 2014	3,759,600	$10.11

Included in stock and stock units outstanding in the above table as of June 30, 2014 are 258,400 performance share units that will vest annually, in equal increments, over the next two years on the anniversary date of the achievement of the performance condition, which was the marketing authorization of Iclusig by the European Commission that occurred in July 2013.

Stock and stock units outstanding in the above table as of June 30, 2014 also include 333,000 performance share units awarded in 2013. The number of shares that may vest, if any, related to the 2013 performance share unit awards is dependent on the achievement, and timing of the achievement, of the performance criteria defined for the award. The compensation cost for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. The Company begins to recognize compensation expense related to performance share units when achievement of the performance condition is probable. The Company has concluded that it is probable that the performance condition related to the 2013 performance share unit awards will be met. The performance condition is based upon continued success in specific research and development initiatives. The total compensation expense for these performance share units may be up to 60% higher if the performance condition for this award is met prior to December 31, 2014.

Stock and stock units outstanding in the above table as of June 30, 2014 also include 1,066,000 performance share units awarded on January 31, 2014. The vesting of fifty percent of the award is dependent upon the achievement of specific commercial objectives by the end of 2015 and the vesting of the remainder is dependent upon the achievement, and timing of the achievement, of specific research and development objectives. The Company has concluded that it is probable that these performance conditions will be met. The total compensation expense for the portion related to the research and development objectives may be up to 60% higher depending on the timing of the achievement of the specific performance objectives.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 were as follows:

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, April 1, 2014	$(41)	$(1,454)	$(1,495)
Other comprehensive losses	3	41	44

Balance, June 30, 2014	$(38)	$(1,413)	$(1,451)

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2014	$(40)	$(1,495)	$(1,535)
Other comprehensive losses	2	82	84

Balance, June 30, 2014	$(38)	$(1,413)	$(1,451)

15.	Net Loss Per Share

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2014	2013	2014	2013
Net loss	$(56,921)	$(68,985)	(106,743)	$(133,655)

Net loss per share – basic and diluted	$(0.30)	$(0.37)	(0.57)	$(0.74)

Weighted average shares – basic and diluted	186,815	184,726	186,535	181,651

For purposes of calculating net loss per share, we evaluate the impact of the convertible notes on an if-convertible method. Because the impact of the convertible notes on an if-convertible basis for the three-month and six-month period’s ended June 30, 2014 was anti-dilutive, such impact has not been included in the determination of net loss per share. The warrant transaction related to the convertible notes provides for the purchase of shares of the Company’s common stock at an exercise price of $12.00 per share. These warrants will not be considered in calculating the total dilutive weighted average shares outstanding unless and until the price of the Company’s common stock exceeds the $12.00 exercise price.

16.	Restructuring Actions

In the fourth quarter of fiscal 2013, the Company incurred expenses of $4.8 million associated with an employee workforce reduction of approximately 155 positions that was designed to reduce the Company’s operating expenses and extend its cash runway. The Company recorded $2.2 million of the employee separation costs in research and development expense and $2.6 million in selling, general and administrative expense in the three-month period end December 31, 2013.

A rollforward of the restructuring liability for the six-month period ended June 30, 2014 is as follows:

In thousands
Balance, January 1, 2014	$2,220
Charges	—
Amounts paid	(2,220)

Balance, June 30, 2014	$—

The restructuring charges were paid by end of June 30, 2014. On the accompanying condensed consolidated balance sheets, the restructuring liability balance was classified as a component of accrued compensation and benefits.

17.	Defined Benefit Pension Obligation

On March 1, 2013, the Company established a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the defined benefit pension plan for the three-month and six-month periods ended June 30, 2014 was as follows:

In thousands	Three Months Ended June 30,2014	Six Months Ended June 30, 2014
Service cost	$303	$591
Interest cost	46	89
Expected return on plan assets	(38)	(75)
Amortization of prior service cost	41	82

Net periodic benefit cost	$352	$687

The net periodic benefit costs and contributions to the plan for the six-month period ended June 30, 2014 were not material. The Company expects to contribute $942,000 in total to the plan in 2014.

18.	Litigation

On October 10, 2013, October 17, 2013, December 3, 2013 and December 6, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al, respectively, were filed in the United States District Court for the District of Massachusetts (the “District Court”), naming the Company and certain of its officers as defendants. The lawsuits allege that the defendants made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013 or October 17, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On January 9, 2014, the District Court consolidated the actions and appointed lead plaintiffs. On February 18, 2014, the lead plaintiffs filed an amended complaint as contemplated by the order of the District Court. The amended complaint extends the class period for the Securities Exchange Act claims through October 30, 2013. In addition, plaintiffs allege that certain of the Company’s officers, directors and certain underwriters made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in connection with the Company’s January 24, 2013 follow-on public offering of common stock in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint. On June 10, 2014, the District Court heard oral argument but has not yet ruled on the defendants’ motions to dismiss the amended complaint.

On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts (the “District Court”), on behalf of the Company naming its directors and certain of its officers as defendants. On December 6, 2013, an additional purported derivative lawsuit, styled Arkady Livitz v. Harvey J. Berger, et al, was filed in the District Court. The lawsuits allege that the Company’s directors and certain of its officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuits also assert claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. On January 23, 2014, the District Court consolidated the actions. On February 3, 2014, the plaintiffs designated the Yu Liang complaint as the operative complaint as contemplated by the order of the District Court. The plaintiffs seek unspecified monetary damages, changes in the Company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney fees. On March 5, 2014, the defendants filed a motion to dismiss the complaint. In response, on March 26, 2014, the plaintiffs filed an amended complaint. On April 23, 2014, the defendants filed a motion to dismiss the amended complaint. On July 23, 2014, the District Court heard oral argument on the motion to dismiss but has not ruled on it.

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

Our first approved cancer medicine is Iclusig® (ponatinib), which is approved in the United States and Europe for the treatment of adult patients with chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL. We are pursuing regulatory approval of Iclusig in additional geographies and developing Iclusig in additional cancer indications. We have two other product candidates in development, AP26113 and ridaforolimus. AP26113 is being studied in patients with advanced solid tumors, including non-small cell lung cancer. Ridaforolimus is being developed for cardiovascular indications by Medinol, Ltd., or Medinol, and ICON Medical Corp., or ICON. In addition to our clinical development programs, we have a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

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

In 2013, the European Medicines Agency, or EMA, commenced an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in European prescribing information for Iclusig. We expect the results of this review in October 2014, which is five months later than originally anticipated. It is possible that changes to the prescribing information, the authorized indications or other regulatory actions may be required as a result of this review that could have a material adverse effect on our business, results of operations and financial condition.

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

In June 2014, we completed a private placement of $200 million aggregate principal amount of our 3.625% convertible senior notes due 2019, or the convertible notes, resulting in net proceeds to us of $192.9 million. The convertible notes are our senior unsecured obligations and bear interest at a rate of 3.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier converted. In connection with the pricing of the convertible notes, we entered into a convertible note hedge transaction and a warrant transaction to reduce the potential dilution to our common stock upon any conversion of convertible notes and/or offset any cash payments that we may be required to make in excess of the principal amount of converted convertible notes. The net cost to us of these transactions was approximately $15.6 million. For additional information on the convertible notes and the convertible note hedge and warrant transactions, see Note 7 to our unaudited condensed financial statements included in this quarterly report.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory, leased buildings under construction and stock-based compensation expense. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates, read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the following:

Revenue Recognition

Product Revenue, net

Through October 31, 2013, we sold Iclusig in the United States through a limited number of specialty distributors and specialty pharmacies. Upon receiving approval to resume marketing and commercial distribution of Iclusig in the United States in January 2014, we began selling Iclusig through an exclusive specialty pharmacy, Biologics, Inc., or Biologics. Biologics dispenses Iclusig directly to patients in fulfillment of prescriptions. We record a receivable from the shipment of product to Biologics once title and risk of loss is transferred. We provide the right of return to Biologics for unopened product for a limited time before and after its expiration date. In the United States, we defer the recognition of revenue until Iclusig is dispensed by Biologics to the patient. Revenue recognition is deferred due to the inherent uncertainties in estimating future returns of Iclusig, including estimated product demand and the limited shelf life of Iclusig.

Rebates, Chargebacks and Discounts

If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our United States net product revenues would decrease by approximately 1 percent in the six-month period ended June 30, 2014.

Accrued Product Development Expenses

At June 30, 2014, we reported accrued product development expenses of $14.2 million on our condensed consolidated balance sheet.

Stock-Based Compensation Expense

We recognized stock-based compensation expense of $1.8 million and $3.2 million in the three-month and six-month periods ended June 30, 2014, respectively, for performance awards that are expected to vest in the future.

Results of Operations

For the three months ended June 30, 2014 and 2013

Revenue

On January 20, 2014, we resumed marketing and commercial distribution of Iclusig in the United States through an exclusive specialty pharmacy, Biologics, with a wholesale price of approximately $125,000 for an annual supply of the approved dose of Iclusig. The price charged for an annual supply of Iclusig in Europe is approximately 75% of the current price charged in the United States, on a wholesale basis. In the United States, we recognize revenue on a sell-through basis. In Europe, we recognize revenue upon shipment to our customers, provided that all other revenue recognition criteria are met. Product revenue is reduced by certain gross to net deductions. Our revenues for the three-month period ended June 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Product revenue, net	$11,881	$13,934	$(2,053)
License revenue	231	69	162
Service revenue	2	8	(6)

	$12,114	$14,011	$(1,897)

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Trade allowances	$176	$341	$(165)
Rebates, chargebacks and discounts	627	597	30
Other incentives	134	50	84

Total adjustments	$937	$988	$(51)

Gross product revenue	$12,818	$14,922	$(2,104)

Percentage of gross product revenue	7.3%	6.6%

The decrease in net product revenue reflects a decrease in units shipped in the United States due to the decreased demand associated with the revised U.S. prescribing information for Iclusig. This decrease was offset in part by an 8% price increase in the United States in the first quarter of 2014 that accompanied the re-launch of Iclusig in the United States and by revenues of Iclusig in Europe following Europe commercial launch in the second half of 2013.

We recognized $231,000 of license revenue in the three months ended June 30, 2014, pursuant to license agreements related to ridaforolimus and our ARGENT technology, in accordance with our revenue recognition policy.

We expect product revenue to increase on a quarterly basis during the remainder of 2014 compared to the three-month period ended June 30, 2014 as we continue to market and distribute Iclusig in the United States and Europe. However, it is possible that the delay in the Article 20 review in Europe, which we now expect to be completed in October 2014, as well as the results of that review, could have a negative impact on sales of Iclusig in Europe. We also expect license revenue for the remaining quarters of 2014 to be comparable to license revenue recognized in the three-month period ended June 30, 2014.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the three-month period ended June 30, 2014, as compared to the corresponding period in 2013, includes the following:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013

Inventory cost of Iclusig sold	$86	$34	$52
Shipping and handling costs	141	128	13
Provision for excess inventory	2,168	66	2,102

	$2,395	$228	$2,167

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the three-month periods ended June 30, 2014, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval or written-off, the cost to produce the Iclusig sold would have been approximately $127,000 and $189,000, respectively, and total cost of product revenue would have been approximately $2.4 million and $384,000, respectively, during the three-month periods ended June 30, 2014 and 2013.

Cost of product revenue for the three-month periods ended June 30, 2014 and 2013 also includes a provision for excess inventory of $2.2 million and $66,000, respectively. During the three-month period ended June 30, 2014, the provision was due to inventory produced during the quarter in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that are not expected to be sold.

Research and Development Expenses

Research and development expenses decreased by $8.9 million, or 22 percent, to $31.8 million in the three-month period ended June 30, 2014, compared to $40.7 million in the corresponding period in 2013, for the reasons set forth below.

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

Our R&D expenses for the three-month period ended June 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Direct external expenses:
Iclusig	$7,218	$14,398	$(7,180)
AP26113	5,332	1,840	3,482
All other R&D expenses	19,244	24,430	(5,176)

	$31,794	$40,668	$(8,874)

In 2014 and 2013, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK inhibitor.

Direct external expenses for Iclusig were $7.2 million in the three-month period ended June 30, 2014, a decrease of $7.2 million as compared to the corresponding period in 2013. The decrease is primarily due to decreases in clinical trial costs of $7.0 million and other support costs of $543,000 offset by an increase in contract manufacturing costs of $908,000. The decrease in clinical trial costs relates primarily to decreases in investigator sponsored trial costs due to the partial clinical hold placed on Iclusig trials, the discontinuation of the Phase 3 EPIC trial in October 2013 and decreasing activities in the Phase 2 PACE trial. Other support costs decreased due to elimination of certain support costs for the EPIC trial. Increases in manufacturing costs were due to technology transfer and validation costs and activities to qualify back-up manufacturing sources.

We expect that our quarterly direct external expense for Iclusig will increase over the remainder of 2014 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for AP26113 were $5.3 million in the three-month period ended June 30, 2014, an increase of $3.5 million as compared to the corresponding period in 2013. The increase in expenses for AP26113 was due primarily to a an increase of $2.9 million in clinical trial costs and an increase of $555,000 in contract manufacturing cost. Clinical trial costs increased primarily due to activities and costs related to initiation of enrollment in the ALTA pivotal trial for AP26113, which we initiated in March 2014. Contract manufacturing costs increased due to an increase of costs related to process and formulation development of AP26113. We expect that our quarterly direct external expense for AP26113 will increase over the remainder of 2014 as we continue to enroll patients in the ALTA pivotal trial for AP26113 and conduct additional studies to support continued development and potential regulatory approval of AP26113.

All other R&D expenses decreased by $5.2 million in the three-month period ended June 30, 2014, as compared to the corresponding period in 2013. This decrease was due to a decrease in personnel expenses of $6.8 million, primarily related to a decrease in salaries and related expenses of $4.0 million, due to the reduction in workforce in the United States in November 2013, and a decrease in stock-based compensation expense of $2.1 million due to the workforce reduction and lower values attributable to current stock-based compensation grants. These decreases were offset in part by an increase in professional fees of $607,000 due primarily to an increase in managed services for systems and technology initiatives. We expect that all other R&D expenses will remain consistent on a quarterly basis during the remainder of 2014.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We expect that the negative developments related to Iclusig in 2013 will adversely impact our efforts to further develop and commercialize Iclusig in CML and Ph+ ALL patients. Our ability to obtain sources of product revenue from the successful development of our product candidates will depend on, among other things, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in part II, Item 1A of this Quarterly Report on Form 10-Q and from time to time in our other periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $7.9 million, or 19 percent, to $34.2 million in the three-month period ended June 30, 2014, compared to $42.1 million in the corresponding period in 2013. Personnel expenses decreased by $2.7 million in the three-month period ending June 30, 2014 compared to the corresponding period in 2013; primarily due to the impact of the reduction in our workforce in the United States announced in the fourth quarter of 2013, offset in part by an increase in personnel expenses in Europe as we added personnel in connection with the launch of Iclusig in various European countries starting in the second half of 2013. Expenses for outside professional services decreased by $4.3 million in the three-month period ended June 30, 2014 compared to the corresponding period in 2013 reflecting a reduction in sales and marketing initiatives and other consulting services that supported initial commercial launch of Iclusig in the United States in the first half of 2013 offset in part by an increase in legal expenses related to litigation matters. We expect that our selling, general and administrative expenses will increase in the remaining quarters of 2014 as we continue to invest in the re-launch of Iclusig in the United States and the commercialization of Iclusig in Europe.

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

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $21,000 in the three-month period ended June 30, 2014 from $31,000 in the corresponding period in 2013, as a result of a lower average balance of invested funds in 2014.

Interest expense increased to $558,000 in the three-month period ended June 30, 2014 from $39,000 in the corresponding period in 2013 as a result of interest expense related to our $200 million convertible note issuance completed in June 2014 offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction losses of $4,000 in the three-month period ended June 30, 2014 compared to gains of $95,000 in the corresponding period in 2013. The losses are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended June 30, 2014 was $106,000 compared to $86,000 in the corresponding period in 2013, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $56.3 million in the three-month period ended June 30, 2014 compared to a loss from operations of $69.0 million in the corresponding period in 2013, a decrease of $12.7 million, or 18 percent. We also reported a net loss of $56.9 million in the three-month period ended June 30, 2014, compared to a net loss of $69.0 million in the corresponding period in 2013, a decrease in net loss of $12.1 million or 17 percent, and a net loss per share of $0.30 and $0.37, respectively. The decrease in net loss is largely due to the decrease in our operating expenses described above. Our results of operations for the remaining quarters of 2014 will vary from those of the quarter ended June 30, 2014 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States and Europe, the outcome of the EMA’s review of Iclusig, the status of regulatory and subsequent pricing and reimbursement approvals in Europe, the progress of our product development programs, increases or decreases in number of employees and related personnel costs, increases in costs associated with commercial launch of Iclusig, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

For the six months ended June 30, 2014 and 2013

Revenue

Our revenues for the six-month period ended June 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Product revenue, net	$19,872	$20,298	$(426)
License revenue	4,020	162	3,858
Service revenue	3	16	(13)

	$23,895	$20,476	$3,419

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Trade allowances	$302	$617	$(315)
Rebates, chargebacks and discounts	1,313	1,098	215
Other incentives	523	68	455

Total adjustments	$2,138	$1,783	$355

Gross product revenue	$22,010	$22,081	$(71)

Percentage of gross product revenue	9.7%	8.1%

The decrease in net product revenue reflects:

•	A decrease in gross revenue resulting from a decrease in units shipped in the United States due to the decreased demand associated with the revised U.S. prescribing information for Iclusig, offset in part by an 8% price increase in the United States in the first quarter of 2014 that accompanied the re-launch of Iclusig in the United States and by revenues of Iclusig in Europe following Europe commercial launch in the second half of 2013; and

•	An increase in gross to net adjustments due primarily to product returns that occurred in the first quarter of 2014 related to the temporary suspension of Iclusig (included in other incentives in the table above) and an increase in Medicaid reserves.

The decreases in net product revenue were offset in part by revenue of Iclusig in Europe following European commercial launch in the second half of 2013.

We recognized $4.0 million of license revenue in the six months ended June 30, 2014, pursuant to license agreements related to ridaforolimus and our ARGENT technology, in accordance with our revenue recognition policy. On January 14, 2014, we jointly announced with Medinol the initiation of two registration trials of Medinol’s stent system that incorporates ridaforolimus. Under the terms of our agreement with Medinol, the commencement of enrollment in Medinol’s clinical trials, along with Medinol’s submission of an investigational device exemption, or IDE, with the FDA, trigged milestone payments to us of $3.8 million that were recorded as license revenue in the first quarter of 2014.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the six-month period ended June 30, 2014, as compared to the corresponding period in 2013, includes the following:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013

Inventory cost of Iclusig sold	$162	$36	$126
Shipping and handling costs	340	219	121
Provision for excess inventory	3,181	242	2,939

	$3,683	$497	$3,186

For Iclusig sold in the six-month periods ended June 30, 2014 and 2013, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval or written-off, the cost to produce the Iclusig sold would have been approximately $630,000 and $270,000, respectively, and total cost of product revenue would have been approximately $4.1 million and $729,000, respectively, during the six-month periods ended June 30, 2014 and 2013.

Cost of product revenue for the six-month periods ended June 30, 2014 and 2013 also includes a provision for excess inventory of $3.2 million and $242,000, respectively. During the six-month period ended June 30, 2014, the provision was due to inventory produced during the period in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that are not expected to be sold.

Research and Development Expenses

Research and development expenses decreased by $21.6 million, or 26 percent, to $60.3 million in the six-month period ended June 30, 2014, compared to $81.9 million in the corresponding period in 2013, as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2014	2013
Direct external expenses:
Iclusig	$13,741	$31,123	$(17,382)
AP26113	8,577	5,531	3,046
All other R&D expenses	38,030	45,277	(7,247)

	$60,348	$81,931	$21,583

Direct external expenses for Iclusig were $13.7 million in the six-month period ended June 30, 2014, a decrease of $17.4 million as compared to the corresponding period in 2013. The decrease is due to a decrease in clinical trial costs of $8.8 million and contract manufacturing and other support costs of $7.7 million. The decrease in clinical trial costs relates primarily to decreases in investigator sponsored trial costs due to the partial clinical hold placed on Iclusig trials, the discontinuation of the Phase 3 EPIC trial in October 2013 and decreasing activities in the Phase 2 PACE trial. Contract manufacturing and other support costs decreased related to the elimination of certain costs for the discontinued EPIC trial.

Direct external expenses for AP26113 were $8.6 million in the six-month period ended June 30, 2014, an increase of $3.0 million as compared to the corresponding period in 2013. The increase in expenses for AP26113 was due primarily to an increase of $4.1 million in clinical trial costs. Clinical trial costs increased primarily due to increased enrollment in the Phase 1/2 trial, activities and costs related to, initiation of enrollment in the ALTA pivotal trial for AP26113 and the addition of new studies to support continued development and potential regulatory approval of AP26113, which we initiated in March 2014. This increase was offset in part by a decrease in contract manufacturing costs of $1.1 million related to decreased activities in process and formulation development of AP26113 as compared to 2013.

All other R&D expenses decreased by $7.2 million in the six-month period ended June 30, 2014, as compared to the corresponding period in 2013. This decrease was due to a decrease in personnel costs of $6.1 million as well as decreases in general expenses of $733,000 and lab expenses of $638,000 due to the reduction in workforce in the United States in November 2013. These decreases were offset in part by an increase in overhead expenses of $1.0 million due primarily to increased facility and related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.8 million, or 8 percent, to $65.8 million in the six-month period ended June 30, 2014, compared to $71.6 million in the corresponding period in 2013. Personnel expenses decreased by $2.5 million in the six-month period ended June 30, 2014 as compared to the corresponding period in 2013, primarily due to the impact of the reduction of our workforce in the United States announced in the fourth quarter of 2013, offset in part by an increase in personnel expenses in Europe as we added personnel in connection with the launch of Iclusig in various European countries starting in in the second half of 2013. Expenses for outside professional services decreased by $5.0 million in the six-month period ended June 30, 2014 compared to the corresponding period in 2013 reflecting a reduction in sales and marketing initiatives and other consulting services that supported initial commercial launch of Iclusig in the United States in the first half of 2013, offset in part by an increase in legal expenses related to litigation matters. Overhead expenses increased by $1.1 million in the six-month period ended June 30, 2014 as compared to the corresponding period in 2013, primarily due to increases in facility-related costs in Europe.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $44,000 in the six-month period ended June 30, 2014 from $80,000 in the corresponding period in 2013, as a result of a lower average balance of funds invested.

Interest expense increased to $591,000 in the six-month period ended June 30, 2014 from $80,000 in the corresponding period in 2013 as a result of interest expense related to our $200 million convertible note issuance completed in June 2014 offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction losses of $45,000 in the six-month period ended June 30, 2014 compared to gains of $25,000 in the corresponding period in 2013. The losses are a result of our expansion into Europe as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the six-month period ended June 30, 2014 was $225,000 compared to $145,000 in the corresponding period in 2013, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $105.9 million in the six-month period ended June 30, 2014 compared to a loss from operations of $133.5 million in the corresponding period in 2013, a decrease of $27.6 million, or 21 percent. We also reported a net loss of $106.7 million in the six-month period ended June 30, 2014, compared to a net loss of $133.7 million in the corresponding period in 2013, a decrease in net loss of $26.9 million or 20 percent, and a net loss per share of $0.57 and $0.74, respectively. The decrease in net loss is largely due to the decrease in our operating expenses as well as increases in license revenues described above.

Liquidity and Capital Resources

We have financed our operations and investments to date primarily through sales of our common stock and notes convertible into common stock in public and private offerings, through the receipt of up-front and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.

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

Our balance sheet at June 30, 2014 includes property and equipment, net of $152.5 million, which represents an increase of $43.7 million from December 31, 2013. The increase is primarily due to the accounting, as described below, for our lease of new laboratory and office space in Cambridge, Massachusetts. In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any significant funding requirements in 2014. Any future funding requirements will be dependent on design, engineering and construction work, which will develop over time. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase. Given our involvement in the design of tenant improvements for the leased facility, the lease establishes dates by which we are required to submit plans and drawings for tenant improvements consistent with the timeline for completion of the construction, including tenant improvements, and readiness of the facility for occupancy. In connection with the partial clinical hold of Iclusig imposed by the FDA and the temporary suspension of marketing and commercial distribution of Iclusig in the United States in October 2013, plans and drawings for the tenant improvements for this facility have not been approved by us and have not, at this time, been completed and submitted in accordance with the timelines specified in the lease. The delay of the submission of plans and drawings in accordance with the timelines specified in the lease will likely result in a delay in the completion of tenant improvements. Under the terms of the lease, if a delay in the completion of the tenant improvements results in a delay in the occupancy date for the facility, we will be required to commence rent payments for the facility prior to occupancy. We are currently in discussions with the landlord regarding revisions to our plans, the timelines related to submission of such plans and the completion of the tenant improvements and other matters in the lease. In addition, we have the right to sublease portions of the space and are currently exploring options to sublease portions of the space that we will not initially require for our operations.

Sources of Funds

For the six months ended June 30, 2014 and 2013, our sources of funds were as follows:

	Six Months Ended June 30,
In thousands	2014	2013
Issuance of convertible debt and related transactions, net	$177,281	$—
Sales/issuances of common stock:
In common stock offerings	—	310,037
Pursuant to stock option and purchase plans	2,262	2,344

	$179,543	$312,381

The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets.

In June 2014, we sold $200 million aggregate principal amount of convertible notes to investors through JPMorgan Securities, LLC and other initial purchasers in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of this offering were approximately $177.3 million after deducting fees and expenses of approximately $7.1 million and the cost of convertible bond hedges of $15.6 million (after such cost was partially offset by the proceeds to us from the sale of warrants). Details of the convertible notes, the bond hedges and the warrants are included in Note 7, “Long term debt”, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the six-month periods ended June 30, 2014 and 2013, our uses of cash were as follows:

	Six Months Ended June 30,
In thousands	2014	2013

Net cash used in operating activities	$96,095	$114,144
Repayment of long-term borrowings and capital leases	9,100	1,065
Change in restricted cash	—	6,133
Investment in property and equipment	2,010	1,749
Payment of tax withholding obligations related to stock compensation	558	1,753

	$107,763	$124,844

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the six-month period ended June 30, 2014 decreased by $26.9 million, as compared to the corresponding period in 2013, due primarily to the overall decreases in operating expenses of $24.2 million as well as an increase in revenue of $3.4 million, due to increases in license revenue from Medinol. Our net cash used in operating activities decreased by $18.0 million in the six-month period ended June 30, 2014 as compared to the corresponding period in 2013, primarily reflecting the decrease in net loss offset in part by an increase in working capital requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we maintained outstanding letters of credit of $11.4 million in accordance with the terms of our existing leases for our office and laboratory facilities, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under the $200 million aggregate principal amount of convertible notes issued in June 2014, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of June 30, 2014:

		Payments Due By Period
In thousands	Total	In 2014	2015 through 2017	2018 through 2019	After 2019

Long term debt	$236,512	$3,887	$21,750	$210,875	$—
Lease agreements	491,956	4,203	62,396	73,375	351,982
Employment agreements	19,473	4,005	15,468	—	—
Purchase commitments	37,444	2,807	21,988	3,750	8,899
Other long-term obligations	3,053	—	2,718	185	150

Total fixed contractual obligations	$788,438	$14,902	$124,320	$288,185	$361,031

Long-term debt reflects the payment at maturity of our $200 million of convertible notes issued in June 2014 and due on June 15, 2019. Interest on this debt accrues at a rate of 3.625% of the principal, or $7.25 million, annually and is payable in arrears on December and June of each year. We may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that we are not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving our company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

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

Liquidity

At June 30, 2014, we had cash and cash equivalents totaling $310.0 million and working capital of $260.5 million, compared to cash and cash equivalents totaling $237.2 million and working capital of $172.8 million at December 31, 2013. Of the $310.0 million of cash and cash equivalents at June 30, 2014, $12.2 million was in accounts held by our international subsidiaries. For the six-month period ended June 30, 2014, we reported a net loss of $106.7 million and cash used in operating activities of $96.1 million. Based on our current operating plan, we believe that our cash and cash equivalents at June 30, 2014, together with anticipated sales of Iclusig, will be sufficient to fund our operations into the second half of 2016. This operating plan does not assume any further capital-raising activities or commercial transactions such as partnerships or distributorships.

As we re-launch Iclusig in the United States in 2014, there is no assurance that we will be successful in commercializing Iclusig in the United States, in Europe or in other territories where we await regulatory approval or have yet to file for regulatory approval. In addition, the outcome of the EMA’s ongoing review of Iclusig is uncertain. We expect that the developments announced in October 2013 concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States and the EMA’s review of Iclusig will continue to adversely impact our efforts to commercialize Iclusig in CML and Ph+ ALL patients, and our ability to obtain product revenue will depend on our ability to continue to commercialize Iclusig in the United States, Europe and other territories, the success of our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. If we are not successful in generating sufficient levels of sales from Iclusig and/or obtaining additional regulatory approvals, we will need to raise additional funding and/or further revise our operating plans in order to conserve cash to fund our operations.

We have historically incurred operating losses and net losses related to our research and development activities. Although some of our Iclusig trials remain on partial clinical hold, we are still currently conducting a number of clinical trials for Iclusig, including the Phase 2 clinical trial for Iclusig in adult patients with metastatic and/or unresectable GIST that we announced in June 2013 and we intend to initiate further enrollment if the partial clinical hold is lifted. For AP26113, we initiated enrollment in the ALTA pivotal trial of AP26113 in ALK-positive NSCLC patients in the first quarter of 2014. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. We expect that our total research and development expenses will increase during the remainder of 2014 compared to the first six months of 2014 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig. We also expect that our selling, general and administrative expenses will increase over the remaining quarters of 2014 compared to the first six months of 2014, as a result of the increased expenses related to supporting re-launch of Iclusig in the United States as well as expanding commercial activities in Europe. There are many factors that will affect our level of spending on these activities, including our ability to successfully commercialize Iclusig in the United States and Europe, the results of the EMA’s ongoing review of Iclusig, the impact of the FDA’s partial clinical hold on Iclusig trials, the number, size and complexity of, and rate of enrollment of patients in our continued or future clinical trials for Iclusig and AP26113, the extent of other development activities for Iclusig and AP26113, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential additional regulatory approvals and commercial launch of Iclusig in additional countries in Europe and other markets and of our other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of Iclusig and our product candidates in multiple markets and other factors.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors, particularly in light of changes to the product label in December 2013; our ability to obtain approval for Iclusig outside of the United States and in additional countries in Europe and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and/or specialty pharmacies and/or specialty distributors for the distribution of Iclusig; the impact of adverse events or additional safety data, such as our announcements in October 2013 concerning a partial clinical hold of trials of Iclusig, safety warnings from the FDA, discontinuation of the EPIC trial and the temporary suspension of marketing and commercial distribution of Iclusig in the United States; the delay in and results of the EMA’s ongoing review of the benefits and risks of Iclusig; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies or the receipt of additional adverse data as more patients are treated; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; difficulties or delays in obtaining or maintaining regulatory approvals to market products; the timing of development and potential market opportunity for our products and product candidates; our reliance on our strategic partners, licensees and other key parties for the successful development, manufacturing and commercialization of our product candidates; the dilutive effective of conversions of some or all of our convertible notes due 2019, our ability to repay or refinance the notes, if not previously converted, and other impacts on our business, results of operations, financial condition or stock price as a result of this indebtedness and the related convertible note hedging and warrant transactions; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; litigation, including our pending securities class action and derivative lawsuits; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors contained in Part II, Item 1A of this Quarterly Report and our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. At June 30, 2014, our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

In June 2014, we issued $200.0 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625% and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. These convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The carrying value of the convertible notes approximated fair value at June 30, 2014 due to their recent issuance.

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

There have been no material developments in the legal proceedings disclosed Part I, Item 3 our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al

On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint. On June 10, 2014, the District Court heard oral argument but has not yet ruled on the defendants’ motions to dismiss the amended complaint.

Yu Liang v. ARIAD Pharmaceuticals, Inc., et al

On April 23, 2014, the defendants filed a motion to dismiss the amended complaint. On July 23, 2014, the District Court heard oral argument on the defendants’ motion to dismiss but has not ruled on it.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

1. The first two risk factors under the caption “Risks relating to the development and commercialization of our products and product candidates” are replaced with the following:

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

Iclusig has also been approved for marketing and commercial distribution in the European Union. On July 2, 2013, we announced that the European Commission had granted marketing authorization for Iclusig in the European Union, and we commenced sales efforts in certain European countries in 2013. In November 2013, the European Medicines Agency, or EMA, announced the continued availability of Iclusig for certain adult patients with CML and Ph+ ALL with revised authorized indications and recommendations on measures to reduce safety risk, including the risk of occlusive vascular events. In addition, the EMA is conducting an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in the dosing recommendation, patient monitoring and a risk management plan for Iclusig. The results of this review are expected in October 2014, but could be delayed further. It is possible that changes to the prescribing information, the authorized indications or other regulatory actions could be required as a result of this review that could have a material adverse effect on our business, results of operations and financial condition.

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

Our future sales of Iclusig depend on numerous factors, including:

•	the impact of the changes required by the FDA in the USPI that reduce the addressable patient population in the United States, along with any additional changes or regulatory actions that may occur in the future;

•	the delay in the EMA’s review of the risks and benefits of Iclusig, which could negatively impact sales of Iclusig in Europe while this review is pending, along with any changes to the prescribing information or safety warnings that may be required following the completion of this review and any additional changes or regulatory actions that may occur in the future;

•	the safety profile of Iclusig, including whether previously unknown side-effects or increased incidence or severity of known side-effects, as compared to those seen during development, are identified with the increased use of Iclusig after approval, such as we announced in the fourth quarter of 2013;

•	competition from other TKIs, which compete with Iclusig on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile;

•	competition from any additional products for the treatment of CML that are approved by the FDA, the EMA and other regulatory authorities in the future;

•	the effectiveness of our commercial strategy for marketing Iclusig and our execution of that strategy, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

•	receipt of regulatory approvals for Iclusig, and any applicable pricing and reimbursement approvals, in Europe, Japan and other countries or territories outside of the United States and the European Union;

•	the acceptance of Iclusig by patients, the medical community and third-party payors, particularly following the temporary suspension of commercial distribution in the fourth quarter of 2013 and the updated prescribing information, including a revised boxed warning, as well as any further changes that may be required in the future;

•	results from clinical trials and the receipt of regulatory approvals in any other indications that we may decide to pursue in blood cancers and solid tumors; and

•	our ability to meet the demand for commercial supplies of Iclusig and to maintain and successfully monitor commercial manufacturing arrangements for Iclusig with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, which extensively regulate and monitor pharmaceutical manufacturing facilities.

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

2. The third risk factor under the caption “Risks relating to regulatory approvals, pricing and reimbursement” is replaced with the following:

Iclusig and each of our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and post-marketing developments could affect the ongoing commercialization of our products. If we or our collaborators or contractors fail to comply with applicable regulations, we or they may be subject to regulatory or enforcement actions that could adversely affect us.

We and our collaborators and contractors will continue to be subject to extensive regulation by the FDA and other regulatory authorities even after our product candidates are approved and will continue to be subject to FDA requirements governing, among other things, the manufacture, packaging, sale, promotion, adverse event reporting, storage and recordkeeping of our products. For example, in October 2013, the FDA placed a partial clinical hold on all clinical trials of Iclusig and, at the request of the FDA, we suspended marketing and commercial distribution of Iclusig in the United States. The FDA also issued Drug Safety Communications concerning Iclusig and revised the approved indications for Iclusig to better reflect its benefit/risk profile.

If we or any of our collaborators fails to comply with the requirements of the FDA or other U.S. or foreign governmental or regulatory authorities with jurisdiction over our products or operations, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or our collaborators could be subject to administrative or judicial actions that could adversely affect our business and the approval of our product candidates or ongoing commercialization of any approved products. Sanctions could include warning letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls, suspension or withdrawal of regulatory approvals, total or partial suspension of manufacturing, and refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

We rely on third-party contractors for numerous services, and if those contractors fail to fulfill their contractual obligations to us, which affects our regulatory compliance, we could be adversely affected. For example, we recently conducted a routine quality control audit of a third-party vendor and learned that this vendor did not meet its obligations to report to us all of the adverse events which its employees had become aware of while it performed patient support services for Iclusig during 2013. As a result, these adverse events in patients receiving Iclusig obtained pursuant to health care providers’ prescriptions were not reported to the FDA and other regulatory authorities as required. In response, we initiated a corrective action plan with the vendor to identify and report all adverse events from these patients, and we informed the FDA, the EMA and other regulatory authorities of these findings. We expect to submit a full report summarizing our review and findings to the regulatory authorities during the fourth quarter of 2014. We also accelerated quality control audits of all third-party contractors providing patient support services for us in the United States and Europe.

Based on our assessment to date of previously unreported adverse events, we do not expect any changes to the benefit/risk profile of Iclusig. Moreover, these adverse events were identified during commercial use of Iclusig, which are assessed separately from adverse events observed in clinical trials. However, it is too early to determine whether additional information may arise that could alter our assessment. In addition, the FDA or other regulatory authorities may conduct their own evaluation of the cases, may require additional changes to Iclusig’s prescribing information, or may take or require us to take other actions that could be costly or time-consuming and/or adversely affect our commercialization of Iclusig.

3. The following new risk factors are inserted before the risk factors under the caption “Risks relating to our common stock”:

Risks Relating to Our Convertible Senior Notes and Related Hedge Transactions

We have indebtedness in the form of convertible senior notes. The indebtedness created by the sale of the notes and any future indebtedness we incur expose us to risks that could adversely affect our business, results of operations and financial condition.

In June 2014, we completed an offering of $200 million of 3.625% convertible senior notes due 2019, or the Notes. As a result of the issuance of the Notes, we incurred $200 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity on June 15, 2019, or upon the occurrence of a fundamental change (as defined in the indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	making it difficult for us to pay other obligations;

•	making it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	requiring us to dedicate a portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limiting our flexibility in planning for and reacting to changes in our business.

Conversion of the Notes may affect the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding Notes will be able to convert them only upon the satisfaction of certain conditions prior to the close of business on the business day immediately preceding December 15, 2018. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect the trading price of our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or convertible debt securities.

We have broad discretion in the use of the net proceeds from the issuance of our Notes and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from the issuance of the Notes, including, but not limited to: sales, marketing, manufacturing and distribution of Iclusig® (ponatinib); global development of our other product candidates, including clinical trials, product and process development activities, manufacturing and other activities; discovery research efforts to add to our pipeline of product candidates; and for other general corporate purposes, including, but not limited to repayment or refinancing of indebtedness or other corporate borrowings, capital expenditures and possible acquisitions. We may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our Notes in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

We may incur substantially more debt or take other actions which would intensify the risks discussed above; and we may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in any debt instruments that we enter into in the future, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, regulatory, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur, as well as to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying our research, development or commercialization efforts, investments or capital expenditures, selling or licensing assets, refinancing or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time.

In addition, agreements that govern any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of some or all of our debt.

We may not be able to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions of the Notes.

The Notes contain a conditional conversion feature, which, if triggered, may adversely affect our financial condition and operating results.

The Notes contain a conditional conversion feature. If such feature is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our working capital.

The convertible note hedge and warrant transactions we entered into in connection with our issuance of the Notes may affect the value of the Notes and our common stock.

In connection with our offering of the Notes, we entered into a convertible note hedge transaction with a financial institution, or the hedge counterparty. We entered into this convertible note hedge transaction with the expectation that it will reduce the potential dilution to our common stock and/or offset potential cash payments in excess of the principal amount of the Notes, as the case may be, upon conversion of the Notes. In the event that the hedge counterparty fails to deliver shares to us or potential cash payments, as the case may be, as required under the convertible note hedge document, we would not receive the benefit of such transaction. Separately, we also entered into a warrant transaction with the hedge counterparty. The warrant transaction could separately have a dilutive effect to the extent that the market price per share of our common stock as measured over the valuation period at the maturity of the warrants exceeds the strike price of the warrants.

In connection with hedging this transaction, the hedge counterparty and/or its affiliates may enter into various derivative transactions with respect to our common stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock or other securities of ours in secondary market transactions prior to maturity of Notes (and are likely to do so during any conversion period related to any conversion of the Notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our common stock.

In addition, we intend to exercise options under the convertible note hedge transaction whenever the Notes are converted. Depending upon the method we elect to exercise such options, in order to unwind its hedge position with respect to the options we exercise, the hedge counterparty and/or its affiliates may sell shares of our common stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our common stock. The effect, if any, of any of these transactions and activities on the trading price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the Notes. The derivative transactions that the hedge counterparty and/or its affiliates expect to enter into to hedge this transaction may include cash-settled equity swaps referenced to our common stock. In certain circumstances, the hedge counterparty and/or its affiliates may have derivative positions that, when combined with the hedge counterparty’s and its affiliates’ ownership of our common stock, if any, would give them economic exposure to the return on a significant number of shares of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which will adversely affect our reported or future financial results. The trading price of our common stock and the trading price of the Notes may also be adversely affected.

In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are, where the issuer has the intent to settle such instruments partly in a cash amount equal to the principal amount, currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected. We expect to use the “if converted” method to compute earnings per share, which could be more dilutive than using the “treasury stock” method.

Certain provisions in the Notes and the indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a fundamental change.

Certain provisions in the Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of the Notes will have the right to require us to purchase their Notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Notes in connection with such make-whole fundamental change. Accordingly, our obligations under the Notes and the indenture as well as provisions of our organizational documents and other agreements could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

ITEM 6.	EXHIBITS

3.1	ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 1, 2014 (File No. 001-36172) and incorporated herein by reference).

4.1	Indenture, dated June 17, 2014, by and between ARIAD Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

4.2	Form of 3.625% Convertible Senior Note due 2019 (included in Exhibit 4.1 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

4.3	Amendment to Rights Agreement, dated as of June 24, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2014 (File No. 001-36172) and incorporated herein by reference).

10.1+	Amendments to Executive Employment Agreements, dated April 28, 2014 (solely to extend term) (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2014 (File No. 001-36172) and incorporated herein by reference).

10.2	Convertible Note Hedge Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

10.3	Warrant Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

10.4+	ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (previously filed as Appendix B of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on May 9, 2014 (File No. 001-36172) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
Date: August 8, 2014		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

3.1	ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 1, 2014 (File No. 001-36172) and incorporated herein by reference).

4.1	Indenture, dated June 17, 2014, by and between ARIAD Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

4.2	Form of 3.625% Convertible Senior Note due 2019 (included in Exhibit 4.1 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

4.3	Amendment to Rights Agreement, dated as of June 24, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2014 (File No. 001-36172) and incorporated herein by reference).

10.1+	Amendments to Executive Employment Agreements, dated April 28, 2014 (solely to extend term) (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2014 (File No. 001-36172) and incorporated herein by reference).

10.2	Convertible Note Hedge Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

10.3	Warrant Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2014 (File No. 001-36172) and incorporated herein by reference).

10.4+	ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (previously filed as Appendix B of the Definitive Proxy Statement of ARIAD Pharmaceuticals, Inc. filed on May 9, 2014 (File No. 001-36172) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.