Form 10-Q
period 2014-09-30
ARIAD PHARMACEUTICALS INC
filed 2014-11-07
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 187,212,428.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$273,451	$237,179
Accounts receivable	7,262	1,305
Inventory	969	419
Other current assets	7,705	6,043

Total current assets	289,387	244,946

Restricted cash	11,326	11,357
Property and equipment, net	178,602	108,777
Intangible and other assets, net	4,377	5,814

Total assets	$483,692	$370,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,680	$11,363
Current portion of long-term debt	—	4,200
Current portion of long-term facility lease obligation	4,971	—
Accrued compensation and benefits	14,427	12,778
Accrued product development expenses	13,793	16,740
Other accrued expenses	10,098	8,977
Current portion of deferred executive compensation	—	2,511
Current portion of deferred revenue	2,090	472
Other current liabilities	16,807	15,136

Total current liabilities	72,866	72,177

Convertible 3.625% senior notes, net	154,991	—

Other long-term debt	—	4,900

Long-term facility lease obligation	166,277	99,412

Other long-term liabilities	8,331	8,580

Deferred revenue	135	308

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2014 and 2013; issued and outstanding, 187,141,895 shares in 2014 and 185,611,272 shares in 2013	187	186
Additional paid-in capital	1,291,040	1,238,859
Accumulated other comprehensive income (loss)	(1,291)	(1,535)
Accumulated deficit	(1,208,844)	(1,051,993)

Total stockholders’ equity	81,092	185,517

Total liabilities and stockholders’ equity	$483,692	$370,894

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2014	2013	2014	2013

Revenue:
Product revenue, net	$14,499	$16,658	$34,371	$36,956
License revenue	183	66	4,203	228
Service revenue	—	8	3	24

Total revenue	14,682	16,732	38,577	37,208

Operating expenses:
Cost of product revenue	594	415	4,277	913
Research and development expense	27,600	45,145	87,948	127,076
Selling, general and administrative expense	33,622	37,395	99,411	108,977

Total operating expenses	61,816	82,955	191,636	236,966

Loss from operations	(47,134)	(66,223)	(153,059)	(199,758)

Other income (expense):
Interest income	19	40	63	120
Interest expense	(3,720)	(37)	(4,312)	(118)
Foreign exchange gain (loss)	881	(9)	836	16

Other income (expense), net	(2,820)	(6)	(3,413)	18

Loss before provision for income taxes	(49,954)	(66,229)	(156,472)	(199,740)
Provision for income taxes	154	110	379	255

Net loss	$(50,108)	$(66,339)	$(156,851)	$(199,995)

Net loss per share – basic and diluted	$(0.27)	$(0.36)	$(0.84)	$(1.09)

Weighted-average number of shares of common stock outstanding – basic and diluted	187,034	185,238	186,703	182,859

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013

Net loss	$(50,108)	$(66,339)	$(156,851)	$(199,995)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	(5)	—	(17)
Cumulative translation adjustment	120	(4)	122	(30)
Amortization of prior service cost included in net periodic pension cost	40	—	122	—

Other comprehensive income (loss)	160	(9)	244	(47)

Comprehensive loss	$(49,948)	$(66,348)	$(156,607)	$(200,042)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In thousands	2014	2013
Cash flows from operating activities:
Net loss	$(156,851)	$(199,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	6,079	2,847
Stock-based compensation	24,583	28,559
Deferred executive compensation expense	119	803
Increase (decrease) from:
Accounts receivable	(5,957)	(7,024)
Inventory	1,549	(571)
Other current assets	(1,661)	(6,570)
Other assets	103	(7,538)
Accounts payable	(166)	7,101
Accrued compensation and benefits	1,649	1,216
Accrued product development expenses	(2,947)	3,261
Other accrued expenses	1,154	1,722
Other liabilities	1,602	5,085
Deferred revenue	1,445	4,744
Deferred executive compensation paid	(2,631)	(3,953)

Net cash used in operating activities	(131,930)	(170,313)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	35,000
Change in restricted cash	—	(6,133)
Investment in property and equipment	(2,475)	(5,624)

Net cash provided by (used in) investing activities	(2,475)	23,243

Cash flows from financing activities:
Proceeds from issuance of convertible debt	192,921	—
Proceeds from the issuance of warrants	27,580	—
Purchase of convertible bond hedges	(43,220)	—
Repayment of long-term borrowings	(9,100)	(1,575)
Principal payments under capital lease obligation	—	(15)
Proceeds from issuance of common stock, net of issuance costs	—	310,037
Proceeds under lease financing obligation	—	1,294
Proceeds from issuance of common stock pursuant to stock option and purchase plans	3,059	5,632
Payment of tax withholding obligations related to stock compensation	(716)	(3,216)

Net cash provided by financing activities	170,524	312,157

Effect of exchange rates on cash	153	(30)

Net increase in cash and cash equivalents	36,272	165,057
Cash and cash equivalents, beginning of period	237,179	119,379

Cash and cash equivalents, end of period	$273,451	$284,436

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$71,818	$66,728

Investment in property and equipment included in accounts payable or accruals	$187	$1,217

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Business

ARIAD is a global oncology company focused on transforming the lives of cancer patients with breakthrough medicines. The Company’s mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest and most urgent unmet medical need – aggressive cancers where current therapies are inadequate.

The Company’s lead cancer medicine is Iclusig® (ponatinib) which is approved in the United States and Europe for the treatment of adult patients with chronic myeloid leukemia (“CML”) and Philadelphia chromosome-positive acute lymphoblastic leukemia (“Ph+ ALL”). The Company is pursuing regulatory approval of Iclusig in additional geographies and developing Iclusig in additional cancer indications. The Company has two other product candidates in development, AP26113 and ridaforolimus. AP26113 is being studied in patients with advanced solid tumors, including non-small cell lung cancer. The Company is conducting a pivotal Phase 2 clinical trial of AP26113 in patients with locally advanced or metatastic non-small cell lung cancer. Ridaforolimus is being developed for use on cardiovascular stents and other medical devices by Medinol, Ltd. and ICON Medical Corp. In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

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

Based upon the announcements and actions taken in October 2013 noted above, the Company engaged in discussions with the European Medicines Agency (“EMA”), regarding potentially revised prescribing information for Iclusig. On November 8, 2013, the EMA announced that Iclusig’s product information should be updated to include strengthened warnings for cardiovascular risk and guidance on optimizing the patient’s cardiovascular therapy before starting treatment. In addition, the EMA commenced an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in the European prescribing information for Iclusig. In October 2014, the Pharmacovigilance Risk Assessment Committee (“PRAC”) of the EMA concluded its review of Iclusig under the Article 20 referral procedure and recommended that Iclusig continue to be used in Europe in accordance with its already approved indications. Other recommendations made by the PRAC related to the Iclusig Summary of Medicinal Product Characteristics, or SmPC, include (1) patient monitoring for response according to standard clinical guidelines, (2) consideration of Iclusig dose-reduction following achievement of major cytogenetic response with subsequent monitoring of response, and (3) consideration of Iclusig discontinuation if a complete haematologic response has not been achieved by three months. Further information is provided indicating that the risk of vascular occlusive events is likely dose-related. An update of the Warning and Precautions and Undesirable Effects sections is also provided for inclusion in the Iclusig SmPC. PRAC’s recommendation was considered and adopted by the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA in October 2014. The European Comission is expected to issue a final legally binding decision on Iclusig in December 2014 which will be valid throughout the European Union.

2.	Accounting Policies

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013 and the cash flows for the nine-month periods ended September 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes were derived from the audited financial statements included in the 2013 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Reclassifications

In the condensed consolidated statement of cash flows for the nine months ended September 30, 2014, vendor advances have been aggregated with other current assets. This reclassification was not material.

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities and other purposes. At September 30, 2014, the Company’s restricted cash balance was $11.3 million, which includes $9.2 million established as security for a letter of credit related to the lease agreement entered into in January 2013, and amended in September 2013, for lab and office space in a new facility under construction in Cambridge, Massachusetts.

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

In order to support production of inventory, the Company may be required to provide payments to vendors in advance of production. These amounts are included in “other current assets” on the accompanying condensed consolidated balance sheets.

Inventories are composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventories at the lower of cost or net realizable value. The Company determines the cost of its inventories on a specific identification basis. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the product. Inventories that are not expected to be used within one year are included in “other assets, net” on the accompanying condensed consolidated balance sheets.

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

The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Given the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Iclusig to its United States customers, thus far, do not meet the criteria for revenue recognition at the time of shipment. The Company invoices Biologics upon shipment of Iclusig and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price. The Company then recognizes revenue, assuming all other revenue recognition criteria have been met, when Iclusig is sold through, which occurs when Biologics dispenses Iclusig directly to the patient. For European customers, who are provided with a limited right of return, the criteria for revenue recognition is met at the time of shipment and revenue is recognized at that time, provided all other revenue recognition criteria are met.

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

Rebates, Chargebacks and Discounts: In the United States, the Company contracts with Medicare, Medicaid, and other government agencies (collectively, “payers”) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payers. The Company estimates the rebates, chargebacks and discounts it will provide to payers and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payers, (2) the government-mandated discounts applicable to government funded programs, and (3) the estimated payer mix. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. In Europe, the

Company is subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. These rebates and discounts are recorded in accrued expenses on the condensed consolidated balance sheet.

Other Incentives: Other incentives that the Company offers to indirect customers include co-pay assistance rebates provided by the Company to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. Other incentives in the nine month period ended September 30, 2014 include product returns from customers related to the temporary suspension of marketing and distribution of Iclusig in the United States.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the nine-month period ended September 30, 2014:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives	Total

Balance, January 1, 2014	$18	$515	$77	$610
Provision	126	685	389	1,200
Payments or credits	(101)	(539)	(188)	(828)

Balance, March 31, 2014	43	661	278	982
Provision	176	628	134	938
Payments or credits	(167)	(476)	(377)	(1,020)

Balance, June 30, 2014	52	813	35	900
Provision	195	954	221	1,370
Payments or credits	(192)	(534)	(82)	(808)

Balance, September 30, 2014	$55	$1,233	$174	$1,462

The reserves above, included in the Company’s condensed consolidated balance sheets are summarized as follows:

In thousands	September 30, 2014	December 31, 2013
Reductions of accounts receivable	$—	$64
Component of other accrued expenses	1,462	546

Total	$1,462	$610

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

The aggregate gross selling price of the shipments under these programs amounted to $17.3 million through September 30, 2014, including $1.7 million for the three-month period ended September 30, 2014, of which $16.0 million was received as of September 30, 2014.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of September 30, 2014, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month and nine-month periods ended September 30, 2014, Biologics accounted for 72 percent and 67 percent of net product revenue, respectively. As of September 30, 2014, Biologics accounted for 75 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

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

Geographic Information

For the three-month and nine-month periods ended September 30, 2014, product revenue from customers outside the United States totaled 28% and 33%, respectively, with 17% and 22% of product revenue, respectively, representing product revenue from customers in Germany. For the three-month and nine-month periods ended September 30, 2013, product revenue from customers outside the United States totaled 6% and 3%, respectively, with 5% and 2% of product revenue, respectively, representing product revenue from customers in Germany.

Long lived assets outside the United States as of September 30, 2014 were $1.4 million and were not material as of December 31, 2013.

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

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Raw materials	$—	$—
Work in process	885	3,170
Finished goods	969	234

Total	1,854	3,404
Current portion	(969)	(419)

Non-current portion included in “intangible and other assets, net”	$885	$2,985

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

4.	Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Leasehold improvements	$21,942	$25,714
Equipment and furniture	24,487	23,466
Construction in progress	171,304	99,908

	217,733	149,088
Less accumulated depreciation and amortization	(39,131)	(40,311)

	$178,602	$108,777

As of September 30, 2014, the Company has recorded construction in progress and a facility lease obligation of $171.3 million related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 for further information.

Depreciation and amortization expense was $1.3 million and $1.1 million for the three-month periods ended September, 2014 and 2013, respectively, and $3.9 million and $2.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

5.	Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,028)	(5,007)

	947	968
Inventory, non-current	885	2,985
Other assets	2,545	1,861

	$4,377	$5,814

6.	Other Current Liabilities

Other current liabilities were comprised of the following at September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Amounts received in advance of revenue recognition	$16,071	$10,434
Amounts due to former customers	195	4,172
Other	541	530

	$16,807	$15,136

Amounts received in advance of revenue recognition consists of payments received from customers in France. Amounts due to former customers consists of amounts due for product returns.

7.	Long-term Debt

3.625% Convertible Notes due 2019

On June 17, 2014, the Company issued $200.0 million aggregate principal amount of 3.625% convertible senior notes due 2019 (the “convertible notes”). The Company received net proceeds of $192.9 million from the sale of the convertible notes, after deducting fees of $6.0 million and expenses of $1.1 million. At the same time, the Company used $43.2 million of the net proceeds from the sale of the convertible notes to pay the cost of the convertible bond hedges, as described below, after such cost was partially offset by $27.6 million in proceeds to the Company from the sale of warrants in the warrant transactions also described below.

The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as the trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 3.625% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier repurchased or converted. The convertible notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of approximately 107.5095 shares of common stock per $1,000 principal amount of the convertible notes, which corresponds to an initial conversion price of approximately $9.30 per share of the Company’s common stock and represents a conversion premium of approximately 32.5% based on the last reported sale price of the Company’s common stock of $7.02 on June 11, 2014, the date the notes offering was priced. The principal amount of the notes exceeded the if-converted value as of September 30, 2014.

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

The Company may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that the Company is not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the convertible notes may require the Company to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

The indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company or any of its significant subsidiaries) occurs and is continuing, the trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding convertible notes by written notice to the Company and the trustee, may declare 100% of the principal and accrued and unpaid interest, if any, on all of the convertible notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company or any of its significant subsidiaries, 100% of the principal of and accrued and unpaid interest, if any, on all of the convertible notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, to the extent the Company elects and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the convertible notes.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the convertible notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the convertible notes in cash, common stock or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the convertible notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the convertible notes on their date of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the five year life of the convertible notes. The approximate remaining discount amortization period as of September 30, 2014 was 56.5 months. The equity component will not be remeasured for changes in fair value as long as it continues to meet the conditions for equity classification.

The outstanding convertible note balances as of September 30, 2014 consisted of the following:

In thousands	September 30, 2014
Liability component:
Principal	$200,000
Less: debt discount, net	45,009

Net carrying amount	$154,991

Equity component	$40,896

In connection with the issuance of the convertible notes, the Company incurred approximately $1.1 million of debt issuance costs, which primarily consisted of legal, accounting and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $1.1 million of debt issuance costs, $254,000 was allocated to the equity component and recorded as a reduction to additional paid-in capital and $825,000 was allocated to the liability component and recorded in other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the convertible notes using the effective interest method.

The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625% for the period from the date of issuance through September 30, 2014. The following table sets forth total interest expense recognized related to the convertible notes during the three-month and nine-month periods ended September 30, 2014:

In thousands	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Contractual interest expense	$1,812	$2,074
Amortization of debt discount	1,872	2,141
Amortization of debt issuance costs	33	38

Total interest expense	$3,717	$4,253

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

At the same time, the Company also entered into separate warrant transactions with the Counter Party relating to, in the aggregate, approximately 21.5 million shares of the Company’s common stock underlying the $200.0 million aggregate principal amount of the convertible notes. The initial exercise price of the warrants is $12.00 per share, subject to adjustment upon certain events, which is approximately 70% above the last reported sale price of the Company’s common stock of $7.02 per share on June 11, 2014. Upon exercise, the Company will deliver shares of the Company’s common stock and /or cash with an aggregate value equal to the excess of the price of the Company’s common stock on the exercise date and the exercise price, multiplied by the number of shares, of the Company’s common stock underlying the exercise. The warrants will be exercisable and will expire in equal installments for a period of 100 trading days beginning on September 15, 2019. The warrants were issued to the Counter Party pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Company received $27.6 million for these warrants and recorded this amount as an increase to additional paid-in capital.

Aside from the initial payment of a $43.2 million premium to the Counter Party under the convertible bond hedges, which cost is partially offset by the receipt of a $27.6 million premium under the warrants, the Company is not required to make any cash payments to the Counter Party under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

Other Long Term Debt

Other long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Bank term loan	$—	$9,100
Less current portion	—	(4,200)

	$—	$4,900

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

Under the Company’s deferred executive compensation plan, the Company accrues a liability for the value of the awards made under the plan ratably over the vesting period. There were no awards in 2013, and 2014. The net expense for this plan was $0 and $119,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $119,000 and $803,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, all amounts previously deferred under this plan have been paid out.

9.	Leases and Facility Lease Obligation

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future non-cancelable minimum annual rental payments through July 2019 under these leases are approximately $1.8 million in 2014, $6.7 million in 2015, $5.9 million in 2016, $6.0 million in 2017, $6.1 million in 2018, and $3.6 million in total thereafter.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building is expected to be completed in early 2015 at which time construction of tenant improvements in the building will commence. Construction of the tenant improvements is expected to be completed in late 2015 or early 2016.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of September 30, 2014, the Company has recorded construction in progress and a facility lease obligation of $171.3 million (including the current portion of the obligation of $5.0 million).

The initial term of the lease is for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $5.3 million, $8.4 million, $26.6 million, $30.4 million and $30.9 million in the first five years of the lease and $347.1 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease. The Company has the right to sublease portions of the space and is currently planning to sublease approximately 170,000 square feet of the total of 386,000 square feet available.

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Future non-cancelable minimum annual lease payments under this lease are expected to be approximately $261,000 in 2014, $1.1 million in 2015, 2016, 2017 and 2018 and $5.5 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases for the three-month and nine-month periods ended September 30, 2014 and 2013 was $1.9 million and $1.5 million, respectively, and $5.7 million and $4.4 million, respectively. Contingent rent expense for the three-month and nine-month periods ended September 30, 2014 and 2013 was $167,000 and $186,000, respectively, and $519,000 and $526,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter are $2.3 million, $14.0 million, $15.6 million, $33.7 million, $37.6 million and $387.2 million, respectively, not including any offset from potential sublease payments.

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month and nine-month periods ended September 30, 2014 was $154,000 and $379,000, respectively.

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

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the nine-month period ended September 30, 2014 were as follows:

			Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit
	Common Stock
$ in thousands	Shares	Amount				Total

Balance, January 1, 2014	185,896,080	$186	$1,238,859	$(1,535)	$(1,051,993)	$185,517
Issuance of common stock pursuant to ARIAD stock plans	1,245,815	1	3,058			3,059
Stock-based compensation			24,583			24,583
Payment of tax withholding obligations related to stock-based compensation			(716)			(716)
Equity component of convertible debt			40,896			40,896
Purchase of convertible bond hedge			(43,220)			(43,220)
Sale of warrants			27,580			27,580
Net loss				244	(156,851)	(156,607)

Balance, September 30, 2014	187,141,895	$187	$1,291,040	$(1,291)	$(1,208,844)	$81,092

12.	Fair Value of Financial Instruments

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

As of September 30, 2014 and December 31, 2013, the Company did not hold any assets recorded at fair value.

At September 30, 2014 and December 31, 2013 the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of the Company’s bank term loan at December 31, 2013 approximated fair value due to its variable interest rate and other terms. All such measurements are Level 2 measurements in the fair value hierarchy. The carrying amount of the Company’s leased buildings under construction in Cambridge, Massachusetts and the related long-term facility lease obligation reflect replacement cost, which approximates fair value. This measurement is a Level 3 fair value measurement. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading, which are Level 2 inputs. The estimated fair value of the convertible notes, face value of $200 million, was $184.5 million at September 30, 2014.

13.	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively “share-based payments”), pursuant to stockholder approved plans. The Company’s statements of operations included total compensation cost from share-based payments for the three-month and nine-month periods ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Compensation cost from:
Stock options	$3,583	$4,935	$12,427	$13,047
Stock and stock units	3,961	3,553	11,787	15,147
Purchases of common stock at a discount	94	142	369	365

	$7,638	$8,630	$24,583	$28,559

Compensation cost included in:
Research and development expenses	$3,229	$3,913	$10,570	$12,329
Selling, general and administrative expenses	4,409	4,717	14,013	16,230

	$7,638	$8,630	$24,583	$28,559

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

Stock option activity under the Company’s stock plans for the nine-month period ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2014	10,379,668	$10.83
Granted	1,493,560	$7.35
Forfeited	(1,333,975)	$13.83
Exercised	(632,521)	$4.44

Options outstanding, September 30, 2014	9,906,732	$10.31

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

Stock and stock unit activity under the Company’s stock plans for the nine-month period ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	2,047,600	$14.18
Granted/Awarded	2,479,500	$7.35
Forfeited	(269,668)	$9.33
Vested or restrictions lapsed	(646,313)	$13.55

Outstanding, September 30, 2014	3,611,119	$9.96

Included in stock and stock units outstanding in the above table as of September 30, 2014 are 258,400 performance share units that will vest annually, in equal increments, over the next two years on the anniversary date of the achievement of the performance condition, which was the marketing authorization of Iclusig by the European Commission that occurred in July 2013.

Stock and stock units outstanding in the above table as of September 30, 2014 also include 333,000 performance share units awarded in 2013. The number of shares that may vest, if any, related to the 2013 performance share unit awards is dependent on the achievement, and timing of the achievement, of the performance criteria defined for the award. The compensation cost for such performance-based stock awards will be based on the awards that ultimately vest and the grant date fair value of those awards. The Company begins to recognize compensation expense related to performance share units when achievement of the performance condition is probable. The Company has concluded that it is probable that the performance condition related to the 2013 performance share unit awards will be met. The performance condition is based upon continued success in specific research and development initiatives. The total compensation expense for these performance share units may be up to 60% higher if the performance condition for this award is met prior to December 31, 2014.

Stock and stock units outstanding in the above table as of September 30, 2014 also include 1,066,000 performance share units awarded on January 31, 2014. The vesting of fifty percent of the award is dependent upon the achievement of specific commercial objectives by the end of 2015 and the vesting of the remainder is dependent upon the achievement, and timing of the achievement, of specific research and development objectives. The Company has concluded that it is probable that these performance conditions will be met. The total compensation expense for the portion related to the research and development objectives may be up to 60% higher depending on the timing of the achievement of the specific performance objectives.

14.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 were as follows:

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, July 1, 2014	$(38)	$(1,413)	$(1,451)
Other comprehensive losses	120	40	160

Balance, September 30, 2014	$82	$(1,373)	$(1,291)

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2014	$(40)	$(1,495)	$(1,535)
Other comprehensive losses	122	122	244

Balance, September 30, 2014	$82	$(1,373)	$(1,291)

15.	Net Loss Per Share

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2014	2013	2014	2013

Net loss	$(50,108)	$(66,339)	$(156,851)	$(199,995)

Net loss per share – basic and diluted	$(0.27)	$(0.36)	$(0.84)	$(1.09)

Weighted average shares – basic and diluted	187,034	185,238	186,703	182,859

16.	Restructuring Actions

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

A rollforward of the restructuring liability for the nine-month period ended September 30, 2014 is as follows:

In thousands
Balance, January 1, 2014	$2,220
Charges	—
Amounts paid	(2,220)

Balance, September 30, 2014	$—

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

The net periodic benefit cost for the defined benefit pension plan for the three-month and nine-month periods ended September 30, 2014 was as follows:

In thousands	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Service cost	$234	$761
Interest cost	40	119
Expected return on plan assets	(34)	(101)
Amortization of prior service cost	37	110

Net periodic benefit cost	$277	$889

The net periodic benefit costs and contributions to the plan for the nine-month period ended September 30, 2014 were not material. The Company expects to contribute $942,000 in total to the plan in 2014.

18.	Litigation

On October 10, 2013, October 17, 2013, December 3, 2013 and December 6, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al, respectively, were filed in the United States District Court for the District of Massachusetts (the “District Court”), naming the Company and certain of its officers as defendants. The lawsuits allege that the defendants made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013 or October 17, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On January 9, 2014, the District Court consolidated the actions and appointed lead plaintiffs. On February 18, 2014, the lead plaintiffs filed an amended complaint as contemplated by the order of the District Court. The amended complaint extends the class period for the Securities Exchange Act claims through October 30, 2013. In addition, plaintiffs allege that certain of the Company’s officers, directors and certain underwriters made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in connection with the Company’s January 24, 2013 follow-on public offering of common stock in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint. On June 10, 2014, the District Court heard oral argument on the motion to dismiss but has not yet ruled on them.

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

The Company believes that these actions are without merit. At this time, the Company has not recorded a liability related to damages in connection with these matters because it believes that any potential loss is not currently probable or reasonably estimable under U.S. GAAP. In addition, due to the early stages of the matters described above, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these matters.

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

20.	Subsequent Event

In October 2014, the Company entered into an agreement with Bellicum Pharmaceuticals, Inc. (“Bellicum”) to restructure and amend an existing license agreement between the companies for the Company’s cell-signaling technology. The restructured agreement gives Bellicum a worldwide exclusive license, with the right to sublicense, to the Company’s cell-signaling technology for broad use in human cell therapies for all diseases. Under the terms of the agreement, the Company will receive $50 million, payable in three installments ($15 million paid upon execution of the agreement, $20 million due by June 30, 2015 and $15 million due by June 30, 2016) in exchange for granting Bellicum a fully paid-up license to this technology and return of shares of Bellicum common stock owned by the Company upon receipt of the second installment payment.

The second and third installment payments may be accelerated under certain circumstances and can be prepaid at any time. The agreement can be terminated by either party upon a specified uncured material breach of the agreement and by the Company upon Bellicum’s failure to make the installment payments after specified dates.

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

Overview

ARIAD is a global oncology company focused on transforming the lives of cancer patients with breakthrough medicines. Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest and most urgent unmet medical need – aggressive cancers where current therapies are inadequate.

Our first approved cancer medicine is Iclusig® (ponatinib), which is approved in the United States and Europe for the treatment of adult patients with chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL. We are pursuing regulatory approval of Iclusig in additional geographies and developing Iclusig in additional cancer indications. We have two other product candidates in development, AP26113 and ridaforolimus. AP26113 is being studied in patients with advanced solid tumors, including non-small cell lung cancer. Ridaforolimus is being developed for use on cardiovascular stents and other medical devices by Medinol, Ltd., or Medinol, and ICON Medical Corp., or ICON. In addition to our clinical development programs, we have a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

Iclusig and our product candidates, AP26113 and ridaforolimus, were discovered internally by our scientists based on our expertise in computational chemistry and structure-based drug design.

Recent Developments

The following information updates our previous disclosures in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013 as updated by our disclosures in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our subsequent Quarterly Reports on Form 10-Q.

In 2013, the European Medicines Agency, or EMA, commenced an in-depth review, known as an Article 20 referral, of the benefits and risks of Iclusig to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needs to be a revision in European prescribing information for Iclusig. In October 2014, the Pharmacovigilance Risk Assessment Committee, or PRAC, of the EMA concluded its review of Iclusig under the Article 20 referral procedure and recommended that Iclusig continue to be used in Europe in accordance with its already approved indications. Other recommendations made by the PRAC related to the Iclusig Summary of Medicinal Product Characteristics, or SmPC, include (1) patient monitoring for response according to standard clinical guidelines, (2) consideration of Iclusig dose-reduction following achievement of major cytogenetic response with subsequent monitoring of response, and (3) consideration of Iclusig discontinuation if a complete haematologic response has not been achieved by three months. Further information is provided indicating that the risk of vascular occlusive events is likely dose-related. An update of the Warning and Precautions and Undesirable Effects sections is also provided for inclusion in the Iclusig SmPC. PRAC’s recommendation was considered and adopted by the Committee for Medicinal Products for Human Use, or CHMP, of the EMA in October 2014. The European Comission is expected to issue a final legally binding decision on Iclusig in December 2014 which will be valid throughout the European Union.

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

Rebates, Chargebacks and Discounts

If we increased our estimate of the percentage of patients receiving Iclusig covered by third-party payors entitled to government-mandated discounts by five percentage points, our United States net product revenues would decrease by approximately 1 percent in the nine-month period ended September 30, 2014.

Accrued Product Development Expenses

At September 30, 2014, we reported accrued product development expenses of $13.8 million on our condensed consolidated balance sheet.

Stock-Based Compensation Expense

We recognized stock-based compensation expense of $7.6 million and $24.6 million in the three-month and nine-month periods ended September 30, 2014, respectively, for performance awards that are expected to vest in the future.

Results of Operations

For the three months ended September 30, 2014 and 2013

Revenue

On January 20, 2014, we resumed marketing and commercial distribution of Iclusig in the United States through an exclusive specialty pharmacy, Biologics, with a wholesale price of approximately $125,000 for an annual supply of the approved dose of Iclusig. The price charged for an annual supply of Iclusig in Europe is approximately 75% of the current price charged in the United States, on a wholesale basis. In the United States, we recognize revenue on a sell-through basis. In Europe, we recognize revenue upon shipment to our customers, provided that all other revenue recognition criteria are met. Product revenue is reduced by certain gross to net deductions. Our revenues for the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Product revenue, net	$14,499	$16,658	$(2,159)
License revenue	183	66	117
Service revenue	—	8	(8)

	$14,682	$16,732	$(2,050)

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Three Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Trade allowances	$195	$409	$(214)
Rebates, chargebacks and discounts	954	1,100	(146)
Other incentives	221	29	192

Total adjustments	$1,370	$1,538	$(168)

Gross product revenue	$15,869	$18,196	$(2,327)

Percentage of gross product revenue	8.6%	8.4%

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

We recognized $183,000 of license revenue in the three months ended September 30, 2014, pursuant to license agreements related to ridaforolimus and our ARGENT technology, in accordance with our revenue recognition policy.

We expect product revenue will increase in the final fiscal quarter of 2014 compared to the three-month period ended September 30, 2014 as we continue to market and distribute Iclusig in the United States and Europe. We also expect license revenue in the final fiscal quarter of 2014 will increase compared to the three-month period ended September 30, 2014 reflecting the impact of the agreement we entered into with Bellicum Pharmaceuticals, Inc. in October 2014 to restructure the license agreement between the parties for our cell-signaling technology, as described in Note 20 to the accompanying financial statements.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, consists of the following:

	Three Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)

Inventory cost of Iclusig sold	$130	$96	$34
Shipping and handling costs	104	159	(55)
Provision for excess inventory	360	160	200

	$594	$415	$179

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the three-month period ended September 30, 2014, a small percentage of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval or written-off, the cost to produce the Iclusig sold would have been approximately $139,000 and $240,000 respectively, and total cost of product revenue would have been approximately $603,000 and $563,000 respectively, during the three-month periods ended September 30, 2014 and 2013.

Cost of product revenue for the three-month periods ended September 30, 2014 and 2013 also includes a provision for excess inventory of $360,000 and $160,000 respectively. During the three-month period ended September 30, 2014, the provision was due to inventory produced during the quarter in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that are not expected to be sold.

Research and Development Expenses

Research and development expenses decreased by $17.5 million, or 39% percent, to $27.6 million in the three-month period ended September 30, 2014, compared to $45.1 million in the corresponding period in 2013, for the reasons set forth below.

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

We group our research and development, or R&D, expenses into two major categories: direct external expenses and all other R&D expenses. Direct external expenses consist of costs of outside parties to conduct and manage clinical trials, to develop manufacturing processes and manufacture product candidates, to conduct laboratory studies and similar costs related to our clinical programs. These costs are accumulated and tracked by product or product candidate. All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to lease, operate and maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to our clinical programs as well as our preclinical studies and discovery research efforts. Product candidates are designated as clinical programs once we have filed an IND with the FDA, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans.

Our R&D expenses for the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Direct external expenses:
Iclusig	$5,144	$18,296	$(13,152)
AP26113	3,548	5,555	(2,007)
All other R&D expenses	18,908	21,294	(2,386)

	$27,600	$45,145	$(17,545)

In 2014 and 2013, our clinical programs consisted of (i) Iclusig, our pan BCR-ABL inhibitor, and (ii) AP26113, our ALK inhibitor.

Direct external expenses for Iclusig were $5.1 million in the three-month period ended September 30, 2014, a decrease of $13.2 million as compared to the corresponding period in 2013. The decrease is primarily due to decreases in clinical trial costs of $5.2 million, contract manufacturing costs of $7.2 million and other costs of $800,000. The decrease in clinical trial costs relates primarily to the discontinuation of the Phase 3 EPIC trial in October 2013 and decreasing activities in the Phase 2 PACE trial. The decrease in manufacturing costs was due to the completion of large scale development activities for Iclusig at a contract manufacturer. Other costs decreased due to reduction in stability and other studies related to use of new manufacturers for Iclusig.

We expect that our direct external expenses for Iclusig will increase in the final fiscal quarter of 2014 as compared to the three-month period ended September 30, 2014 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for AP26113 were $3.5 million in the three-month period ended September 30, 2014, a decrease of $2.0 million as compared to the corresponding period in 2013. The decrease in expenses for AP26113 was due primarily to decreases of $256,000 in clinical trial costs, $1.2 million in contract manufacturing costs and $509,000 in other supporting costs. Clinical trial costs decreased due to completion or wind-down of several Phase 1/2 clinical trials, offset in part by an increase in costs related to on-going enrollment in the ALTA pivotal trial for AP26113, which we initiated in March 2014. Contract manufacturing costs decreased due to decreased process development and validation activities. We expect that our direct external expenses for AP26113 will increase in the final fiscal quarter of 2014 as compared to the three-month period ended September 30, 2014 as we continue to enroll patients in the ALTA pivotal trial for AP26113 and conduct additional studies to support continued development and potential regulatory approval of AP26113.

All other R&D expenses decreased by $2.5 million in the three-month period ended September 30, 2014, as compared to the corresponding period in 2013. This decrease was due to a decrease in personnel expenses of $2.5 million, primarily related to a decrease in salaries of $1.5 million, due to the reduction in workforce in the United States in November 2013, and a decrease in stock-based compensation expense of $801,000 due to the workforce reduction and lower values attributable to current stock-based compensation grants. These decreases were offset in part by an increase in professional fees of $364,000 due primarily to an increase in managed services for systems and technology support. We expect that all other R&D expenses will remain consistent in the final fiscal quarter of 2014 as compared to the three-month period ended September 30, 2014.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We expect that the negative developments related to Iclusig in 2013 will adversely impact our efforts to further develop and commercialize Iclusig in CML and Ph+ ALL patients. Our ability to obtain sources of product revenue from the successful development of our product candidates will depend on, among other things, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.8 million, or 10% percent, to $33.6 million in the three-month period ended September 30, 2014, compared to $37.4 million in the corresponding period in 2013. Personnel expenses decreased by $1.5 million in the three-month period ending September 30, 2014 compared to the corresponding period in 2013, primarily due to the impact of the reduction in our workforce in the United States announced in the fourth quarter of 2013, offset in part by an increase in personnel expenses in Europe as we added personnel in connection with the launch of Iclusig in various European countries starting in the second half of 2013. Expenses for professional services decreased by $2.4 million in the three-month period ended September 30, 2014 compared to the corresponding period in 2013 reflecting a reduction in sales and marketing initiatives and other consulting services of $3.6 million, that supported initial commercial launch of Iclusig in the United States in the first three quarters of 2013 offset in part by an increase in legal expenses related to litigation matters. The decreases were offset in part by increases in other expenses of $1.1 million due to increased medical affairs initiatives related to Iclusig. We expect that our selling, general and administrative expenses will increase in the final fiscal quarter of 2014 as we continue to invest in the re-launch of Iclusig in the United States and the commercialization of Iclusig in Europe.

We expect that our operating expenses in total will increase in the final fiscal quarter of 2014 for the reasons described above. The actual amount of any increase in operating expenses will depend on, among other things, costs related to commercialization of Iclusig in the United States and Europe, the progress of our product development programs, including on-going and new clinical trials, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $19,000 in the three-month period ended September 30, 2014 from $40,000 in the corresponding period in 2013, as a result of a lower average balance of invested funds during 2014.

Interest expense increased to $3.7 million in the three-month period ended September 30, 2014 from $37,000 in the corresponding period in 2013 as a result of interest expense related to our $200 million convertible note issuance completed in June 2014 offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction gains of $881,000 in the three-month period ended September 30, 2014 compared to losses of $9,000 in the corresponding period in 2013. The gains are a result of the impact of fluctuations in exchange rate on accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended September 30, 2014 was $154,000 compared to $110,000 in the corresponding period in 2013, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $47.1 million in the three-month period ended September 30, 2014 compared to a loss from operations of $66.2 million in the corresponding period in 2013, a decrease of $19.1 million, or 29 percent. We also reported a net loss of $50.1 million in the three-month period ended September 30, 2014, compared to a net loss of $66.3 million in the corresponding period in 2013, a decrease in net loss of $16.2 million or 24 percent, and a net loss per share of $0.27 and $0.36, respectively. The decrease in net loss is largely due to the decrease in our operating expenses described above. We expect that our results of operations for the final fiscal quarter of 2014 will vary from those of the quarter ended September 30, 2014 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States and Europe, the final outcome of the EMA’s review of Iclusig, the progress of our product development programs, increases or decreases in number of employees and related personnel costs, increases in costs associated with commercial launch of Iclusig, the progress of our discovery research programs, the impact of any commercial and business development activities and other factors.

For the nine months ended September 30, 2014 and 2013

Revenue

Our revenues for the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013, were as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Product revenue, net	$34,371	$36,956	$(2,585)
License revenue	4,203	228	3,975
Service revenue	3	24	(21)

	$38,577	$37,208	$1,369

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Trade allowances	$497	$1,026	$(529)
Rebates, chargebacks and discounts	2,267	2,198	69
Other incentives	744	96	648

Total adjustments	$3,508	$3,320	$188

Gross product revenue	$37,879	$40,276	$(2,397)

Percentage of gross product revenue	9.3%	8.2%

The decrease in net product revenue reflects a decrease in gross revenue resulting from a decrease in units shipped in the United States due to the decreased demand associated with the revised U.S. prescribing information for Iclusig. This decrease was offset in part by an 8% price increase in the United States in the first quarter of 2014 that accompanied the re-launch of Iclusig in the United States and by revenues of Iclusig in Europe following Europe commercial launch in the second half of 2013.

We recognized $4.2 million of license revenue in the nine months ended September 30, 2014, pursuant to license agreements related to ridaforolimus and our ARGENT technology, in accordance with our revenue recognition policy. On January 14, 2014, we jointly announced with Medinol the initiation of two registration trials of Medinol’s stent system that incorporates ridaforolimus. Under the terms of our agreement with Medinol, the commencement of enrollment in Medinol’s clinical trials, along with Medinol’s submission of an investigational device exemption, or IDE, with the FDA, trigged milestone payments to us of $3.8 million that were recorded as license revenue in the first quarter of 2014.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013, includes the following:

	Nine Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)

Inventory cost of Iclusig sold	$292	$137	$155
Shipping and handling costs	445	374	71
Provision for excess inventory	3,540	402	3,138

	$4,277	$913	$3,364

For Iclusig sold in the nine-month periods ended September 30, 2014 and 2013, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales. If product related costs had not previously been expensed as research and development prior to receiving FDA approval or written-off, the cost to produce the Iclusig sold would have been approximately $769,000 and $510,000 respectively, and total cost of product revenue would have been approximately $4.8 million and $1.3 million, respectively, during the nine-month periods ended September 30, 2014 and 2013.

Cost of product revenue for the nine-month periods ended September 30, 2014 and 2013 also included a provision for excess inventory of $3.5 million and $402,000, respectively. During the nine-month period ended September 30, 2014, the provision was due to inventory produced during the period in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that are not expected to be sold.

Research and Development Expenses

Research and development expenses decreased by $39.1 million, or 31 percent, to $87.9 million in the nine-month period ended September 30, 2014, compared to $127.1 million in the corresponding period in 2013, as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2014	2013	(decrease)
Direct external expenses:
Iclusig	$18,930	$49,419	$(30,489)
AP26113	12,125	11,086	1,039
All other R&D expenses	56,893	66,571	(9,678)

	$87,948	$127,076	$(39,128)

Direct external expenses for Iclusig were $18.9 million in the nine-month period ended September 30, 2014, a decrease of $30.5 million as compared to the corresponding period in 2013. The decrease is due to a decrease in clinical trial costs of $28.1 million and other costs of $2.4 million. The decreases in clinical trial costs relates primarily to the discontinuation of the Phase 3 EPIC trial and a pediatric trial in October 2013, the impact of clinical holds placed on certain trials including investigator sponsored trials and decreasing activities in the Phase 2 PACE trial. Other costs decreased due to reductions in or refunds of certain regulatory fees and completion of certain toxicology studies.

Direct external expenses for AP26113 were $12.1 million in the nine-month period ended September 30, 2014, an increase of $1.0 million as compared to the corresponding period in 2013. The increase in expenses for AP26113 was due primarily to an increase of $3.9 million in clinical trial costs offset in part by a decrease in contract manufacturing costs of $2.3 million. Clinical trial costs increased primarily due to activities and costs related to initiation of enrollment in the ALTA pivotal Phase 2 trial for AP26113. The decrease in contract manufacturing costs of $2.3 million was primarily due to decreased activities in process and formulation development of AP26113 as compared to 2013.

All other R&D expenses decreased by $9.7 million in the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013. This decrease was due to a decrease in personnel costs of $8.6 million as well as decreases in general expenses of $1.2 million and lab expenses of $868,000 due to the reduction in workforce in the United States in November 2013. These decreases were offset in part by an increase in overhead expenses of $1.3 million due primarily to increased facility and related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $9.6 million, or 9 percent, to $99.4 million in the nine-month period ended September 30, 2014, compared to $109.0 million in the corresponding period in 2013. Personnel expenses decreased by $4.0 million in the nine-month period ended September 30, 2014 as compared to the corresponding period in 2013, primarily due to the impact of the reduction of our workforce in the United States announced in the fourth quarter of 2013, offset in part by an increase in personnel expenses in Europe as we added personnel in connection with the launch of Iclusig in various European countries starting in the second half of 2013. Expenses for outside professional services decreased by $7.4 million in the nine-month period ended September 30, 2014 compared to the corresponding period in 2013 reflecting a reduction in sales and marketing initiatives and other consulting services that supported initial commercial launch of Iclusig in the United States in the first nine months of 2013, offset in part by an increase in legal expenses related to litigation matters. Overhead expenses increased by $1.7 million in the nine-month period ended September 30, 2014 as compared to the corresponding period in 2013, primarily due to increases in facility-related costs in Europe.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $63,000 in the nine-month period ended September 30, 2014 from $120,000 in the corresponding period in 2013, as a result of a lower average balance of funds invested.

Interest expense increased to $4.3 million in the nine-month period ended September 30, 2014 from $118,000 in the corresponding period in 2013 as a result of interest expense related to our $200 million convertible note issuance completed in June 2014 offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction gains of $836,000 in the nine-month period ended September 30, 2014 compared to gains of $16,000 in the corresponding period in 2013. The gains are a result of the impact of fluctuations in exchange rates on accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the nine-month period ended September 30, 2014 was $379,000 compared to $255,000 in the corresponding period in 2013, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $153.1 million in the nine-month period ended September 30, 2014 compared to a loss from operations of $199.8 million in the corresponding period in 2013, a decrease of $46.7 million, or 23 percent. We also reported a net loss of $156.9 million in the nine-month period ended September 30, 2014, compared to a net loss of $200.0 million in the corresponding period in 2013, a decrease in net loss of $43.1 million or 22 percent, and a net loss per share of $0.84 and $1.09, respectively. The decrease in net loss is largely due to the decrease in our operating expenses as well as increases in license revenues described above.

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

With sales of Iclusig in the United States from January through October 2013 and commencing again in January 2014, as well as sales in Europe since the second half of 2013, we have generated product revenues that have contributed to our cash flows. However, our cash flows generated from sales of Iclusig are not currently sufficient to fund operations and we will need to seek additional sources to fund our operations.

Our balance sheet at September 30, 2014 includes property and equipment, net of $178.6 million, which represents an increase of $69.8 million from December 31, 2013. The increase is primarily due to the accounting, as described below, for our lease of new laboratory and office space in Cambridge, Massachusetts. In connection with the lease, the landlord is providing a tenant improvement allowance for the costs associated with the design, engineering and construction of tenant improvements. To the extent that the related costs exceed the allowance, we will be responsible to fund such excess. We do not anticipate any significant funding requirements in 2014. Any future funding requirements will be dependent on design, engineering and construction work, which will develop over time. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase. Given our involvement in the design of tenant improvements for the leased facility, the lease establishes dates by which we are required to submit plans and drawings for tenant improvements consistent with the timeline for completion of the construction, including tenant improvements, and readiness of the facility for occupancy. In connection with the partial clinical hold of Iclusig imposed by the FDA and the temporary suspension of marketing and commercial distribution of Iclusig in the United States in October 2013, plans and drawings for the tenant improvements for this facility have not been approved by us and have not, at this time, been completed and submitted in accordance with the timelines specified in the lease. The delay of the submission of plans and drawings in accordance with the timelines specified in the lease will result in a delay in the completion of tenant improvements. Under the terms of the lease, if a delay in the completion of the tenant improvements results in a delay in the occupancy date for the facility, we will be required to commence rent payments for the facility prior to occupancy. We are currently in discussions with the landlord regarding revisions to our plans, the timelines related to submission of such plans and the completion of the tenant improvements and other matters in the lease. In addition, we have the right to sublease portions of the space and are currently planning to sublease approximately 170,000 square feet of the total 386,000 square feet available.

Sources of Funds

For the nine months ended September 30, 2014 and 2013, our sources of funds were as follows:

	Nine Months Ended September 30,
In thousands	2014	2013
Issuance of convertible debt and related transactions, net	$177,281	$—
Sales/issuances of common stock:
In common stock offerings	—	310,037
Pursuant to stock option and purchase plans	3,059	5,632
Proceeds under lease financing obligations	—	1,294

	$180,340	$316,963

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt and to invest in our property and equipment as needed for our business. For the nine-month periods ended September 30, 2014 and 2013, our uses of cash were as follows:

	Nine Months Ended September 30,
In thousands	2014	2013

Net cash used in operating activities	$131,930	$170,313
Repayment of long-term borrowings and capital leases	9,100	1,590
Increase in restricted cash	—	6,133
Investment in property and equipment	2,475	5,624
Payment of tax withholding obligations related to stock compensation	716	3,216

	$144,221	$186,876

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses and working capital requirements. As noted above, our net loss for the nine-month period ended September 30, 2014 decreased by $43.1 million, as compared to the corresponding period in 2013, due primarily to the overall decrease in operating expenses of $45.3 million. Our net cash used in operating activities decreased by $38.4 million in the nine-month period ended September 30, 2014 as compared to the corresponding period in 2013, primarily reflecting the decrease in net loss offset in part by a decrease in working capital requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we maintained outstanding letters of credit of $11.3 million in accordance with the terms of our existing leases for our office and laboratory facilities, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under the $200 million aggregate principal amount of convertible notes issued in June 2014, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of September 30, 2014:

		Payments Due By Period
In thousands	Total	In 2014	2015 through 2017	2018 through 2019	After 2019

Long term debt	$236,512	$3,887	$21,750	$210,875	$—
Lease agreements	490,347	2,302	63,273	73,183	351,589
Employment agreements	17,467	1,999	15,468	—	—
Purchase commitments	37,443	2,714	22,081	3,750	8,898
Other long-term obligations	3,053	—	2,718	185	150

Total fixed contractual obligations	$784,822	$10,902	$125,290	$287,993	$360,637

Long-term debt reflects the payment at maturity of our $200 million of convertible notes issued in June 2014 and due on June 15, 2019. Interest on this debt accrues at a rate of 3.625% of the principal, or $7.25 million, annually and is payable in arrears in December and June of each year. We may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that we are not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving our company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease and the lease amendment. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our liability for unrecognized tax positions, which is classified in 2016, and our annual license commitments.

Liquidity

At September 30, 2014, we had cash and cash equivalents totaling $273.5 million and working capital of $216.5 million, compared to cash and cash equivalents totaling $237.2 million and working capital of $172.8 million at December 31, 2013. Of the $273.5 million of cash and cash equivalents at September 30, 2014, $15.5 million was in accounts held by our international subsidiaries. For the nine-month period ended September 30, 2014, we reported a net loss of $156.9 million and cash used in operating activities of $131.9 million. Based on our current operating plan, we believe that our cash and cash equivalents at September 30, 2014, together with anticipated sales of Iclusig, will be sufficient to fund our operations into the second half of 2016. This operating plan does not assume any further capital-raising activities or commercial transactions such as partnerships or distributorships.

There is no assurance that we will be successful in commercializing Iclusig in the United States, in Europe or in other territories where we await regulatory approval or have yet to file for regulatory approval. We expect that the developments announced in October 2013 concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States (and the EMA’s review of Iclusig) will continue to adversely impact our efforts to commercialize Iclusig in CML and Ph+ ALL patients, and our ability to obtain product revenue will depend on our ability to continue to commercialize Iclusig in the United States, Europe and other territories, the success of our efforts to develop Iclusig in other patient populations and cancers, as well as the success of AP26113 and any other product candidates. If we are not successful in generating sufficient levels of sales from Iclusig and/or obtaining additional regulatory approvals, we will need to raise additional funding and/or revise our operating plans in order to conserve cash to fund our operations.

We have historically incurred operating losses and net losses related to our research and development activities. Although our R&D expenses have decreased in 2014 when compared to 2013, such decreases were due primarily to the impact of developments announced in October 2013 concerning the safety, marketing and commercial distribution and further clinical development of Iclusig on the timing of initiation and enrollment of patients in new and ongoing clinical trials of Iclusig and related costs. We expect that the lifting of the partial clinical holds previously placed on our clinical trials as well as the initiation of new studies will cause our R&D expenses for Iclusig to increase. For AP26113, we initiated enrollment in the ALTA pivotal trial of AP26113 in ALK-positive NSCLC patients in the first quarter of 2014. We also plan to continue to invest in discovery research and add to our pipeline of product candidates through these activities. We expect that our total research and development expenses will increase during the final fiscal quarter of 2014, compared to the quarter ended September 30, 2014, and into 2015 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig and AP26113. We also expect that our selling, general and administrative expenses will increase during the final fiscal quarter of 2014, compared to the quarter ended September 30, 2014, and into 2015, as a result of the increased expenses related to supporting the marketing and distribution of Iclusig in the United States and Europe. There are many factors that will affect our level of spending on these activities, including our ability to successfully commercialize Iclusig in the United States and Europe, the number, size and complexity of, and rate of enrollment of patients in our continued or future clinical trials for Iclusig and AP26113, the extent of other development activities for Iclusig and AP26113, the progress of our preclinical and discovery research programs, the status of regulatory reviews and timing of potential additional regulatory approvals and commercial launch of Iclusig in additional countries in Europe and other markets and of our other product candidates, the size of the workforce and required systems and infrastructure necessary to support commercialization of Iclusig and our product candidates in multiple markets and other factors.

In October 2014, we entered into an agreement with Bellicum Pharmacetuicals, Inc., or Bellicum, to restructure and amend an existing license agreement between the companies for our cell-signaling technology as described in Note 20 to the accompanying financial statements. Under the terms of the agreement, we received a $15 million payment upon execution of the agreement and Bellicum agreed to pay us an additional $20 million by June 30, 2015 and $15 million by June 30, 2016 in exchange for granting Bellicum a fully paid-up license to this technology, return of shares of Bellicum common stock we own upon receipt of the second payment, and other consideration. Receipt of these payments will depend on Bellicum’s ability to raise additional funding and there can be no assurance that such payments will be made.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to successfully, commercialize and generate profits from sales of Iclusig; competition from alternative therapies and acceptance of Iclusig by patients, physicians and third-party payors, particularly in light of changes to the product label; our ability to obtain approval for Iclusig outside of the United States and in additional countries in Europe and in additional indications; difficulties in forecasting sales or recognizing revenues for Iclusig; our reliance on third-party manufacturers, including sole-source suppliers, and/or specialty pharmacies and/or specialty distributors for the distribution of Iclusig ; the impact of adverse events or additional safety data, such as our announcements in October 2013 concerning a partial clinical hold of trials of Iclusig, safety warnings from the FDA, discontinuation of the EPIC trial and the temporary suspension of marketing and commercial distribution of Iclusig in the United States; the results of the EMA’s review of the benefits and risks of Iclusig; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies or the receipt of additional adverse data as more patients are treated; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; difficulties or delays in obtaining or maintaining regulatory approvals to market products; the timing of development and potential market opportunity for our products and product candidates; our reliance on our strategic partners, licensees and other key parties for the successful development, manufacturing and commercialization of our product candidates; the dilutive effective of conversions of some or all of our convertible notes due 2019, our ability to repay or refinance the notes, if not previously converted, and other impacts on our business, results of operations, financial condition or stock price as a result of this indebtedness and the related convertible note hedging and warrant transactions; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; our failure to comply with extensive regulatory requirements; the occurrence of serious adverse events in patients being treated with Iclusig or our product candidates; the ability to manage our growth effectively; litigation, including our pending securities class action and derivative lawsuits; our operations in foreign countries; future capital needs; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. At September 30, 2014, our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625% and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. These convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $184.5 million at September 30, 2014.

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

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated in our Quarterly Report on Form 10-Q for the quarter ended June  30, 2014.

ITEM 6. EXHIBITS

10.1+	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.2+	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3+	Form of Restricted Stock Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.4+	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President, Chief Financial Officer
Date: November 7, 2014		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.2+	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3+	Form of Restricted Stock Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.4+	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.