Form 10-K/A
period 2014-12-31
ARIAD PHARMACEUTICALS INC
filed 2015-04-30
CIK 884731

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

As of April 27, 2015, the registrant had 188,545,350 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of ARIAD Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “us” or “ARIAD”) for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2014 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to update the Exhibit List and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Board of Directors

Our Board of Directors (the “Board”) currently consists of nine members classified into three classes. Listed below are our nine directors by class. At each annual meeting of stockholders, the term for one class of directors expires, and directors are elected for a full term of three years to succeed the directors of such class.

Class	Name	Position with ARIAD	Age*	Director Since
1	Alexander J. Denner, Ph.D.	Director	45	2014
	Athanase Lavidas, Ph.D.	Director	67	2003
	Massimo Radaelli, Ph.D.	Director	57	2008
2	Jay R. LaMarche	Director	68	1992
	Anna Protopapas	Director	50	2015
	Norbert G. Riedel, Ph.D.	Director	57	2011
3	Harvey J. Berger, M.D.	Chairman of the Board, Chief Executive Officer and President	64	1991
	Sarah J. Schlesinger, M.D.	Director	55	2013
	Wayne Wilson	Lead Director	66	2008

*	Ages are provided as of April 20, 2015

Certain biographical information is set forth below for our directors. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is also set forth below.

Class 1 Directors (Term to Expire in 2016)

Alexander J. Denner, Ph.D. has been a member of our Board since February 2014. He is a founding partner and Chief Investment Officer of Sarissa Capital Management LP, a registered investment advisor formed in 2012. Sarissa Capital focuses on improving the strategies of companies to better provide shareholder value. From 2006 to 2011, Dr. Denner served as a Senior Managing Director of Icahn Capital, an entity through which Carl C. Icahn conducts his investment activities. Prior to that, he served as a portfolio manager at Viking Global Investors, a private investment fund, and Morgan Stanley Investment Management, a global asset management firm. Dr. Denner has also served as a director of Biogen Inc. since June 2009 and as a director of VIVUS, Inc. since July 2013, all biopharmaceutical companies. Previously, Dr. Denner had also served as a director of the following healthcare companies: Amylin Pharmaceuticals, Inc., Enzon Pharmaceuticals and ImClone Systems Incorporated, where he also served as Chairman of the Executive Committee.

Dr. Denner is a member of our Board’s Nominating and Corporate Governance Committee. Dr. Denner brings to the Board a strong background overseeing the operations and research and development of biopharmaceutical companies and evaluating corporate governance matters. He also has extensive experience as an investor, particularly with respect to healthcare companies and has broad healthcare-industry knowledge.

Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

Athanase Lavidas, Ph.D. has been a member of our Board since September 2003 and served as our Lead Director from November 2008 until January 2014. He has been the Chairman and Chief Executive Officer of the Lavipharm Group, a pharmaceutical, cosmetics and consumer health-products company headquartered in Greece, since 1976. Dr. Lavidas is also Chairman of the Greece-U.S. Business Council and Chairman of SEV Business Council for International Activities, the international arm of the Hellenic Federation of Industries and Enterprises (SEV).

Dr. Lavidas is Chair of our Board’s Nominating and Corporate Governance Committee and a member of our Board’s Compensation Committee. Dr. Lavidas brings to the Board over 30 years of international pharmaceutical industry experience in strategic development and operational management. Dr. Lavidas has expertise in the research, development and commercialization of innovative pharmaceutical and cosmetic products, as well as global pharmaceutical and biotechnology collaborations.

Dr. Lavidas received his S.B. and M.S. in chemistry from the University of Munich, his M.B.A. from the Institut Superieur de Marketing et de Management in Paris and his Ph.D. degree in pharmaceutical chemistry from the University of Athens.

Massimo Radaelli, Ph.D. has been a member of our Board since October 2008. He is the President and Chief Executive Officer of Noventia Pharma, a specialty pharmaceutical company focused on orphan drugs for the treatment of rare diseases, in particular for the central nervous system and respiratory system. Before joining Noventia in May 2009, Dr. Radaelli was President and Chief Executive Officer of Dompé International SA, the international pharmaceutical company of the Dompé Group. He joined Dompé in 1996 as director of corporate business development. Dr. Radaelli is also Executive Chairman of Bioakos Pharma Laboratories, a specialty pharmaceuticals company concentrated in the fields of gynecology, dermatology, ear, nose and throat and pediatrics and a director of Arriani International, SA, the international subsidiary of Arriani Pharmaceuticals, a pharmaceutical company in southeastern Europe. Since January 2014, Dr. Radaelli has served as a director of NovaBay Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company. He also serves as a director of Innotex SA, a privately held specialty pharmaceuticals and cosmetics business, and IDRI, a non-profit organization focused on neglected diseases. Dr. Radaelli is a member of the Italian Society of Pharmacology and has been awarded the highest ranking honor of the Italian Republic by the President and Prime Minister of Italy for merit acquired in the fields of science and biopharma and for his commitment to patients with rare diseases and unmet medical needs.

Dr. Radaelli is a member of our Board’s Audit Committee and Science and Medicine Committee. He brings over 25 years of industry experience to the Board, including senior leadership positions with major European pharmaceutical companies. Dr. Radaelli also brings to the Board significant strategic and operational industry experience, including expertise in pharmaceutical business development, strategic planning, alliance management, and product development and commercialization.

Dr. Radaelli received a University Degree in pharmaceutical sciences and a Ph.D. in clinical pharmacology from the University of Milan and an Executive Master of Business from Bocconi University of Milan.

Class 2 Directors (Term to Expire in 2017)

Jay R. LaMarche has been a member of our Board since January 1992. He is a retired financial executive who served us in executive leadership positions including Chief Financial Officer and Treasurer from January 1992 to November 2000. Mr. LaMarche was our Executive Vice President from March 1997 to November 2000 and Senior Vice President, Finance from January 1992 to February 1997. Before joining ARIAD, he was Chief Financial Officer and a director of ChemDesign Corporation, a fine chemicals manufacturer. Previously, Mr. LaMarche was an audit partner with Deloitte Haskins & Sells, a public accounting firm. Mr. LaMarche also served as an officer in the United States Navy.

Mr. LaMarche is a member of our Board’s Audit Committee and Nominating and Corporate Governance Committee. Mr. LaMarche brings to our Board more than 40 years of financial and senior operating experience. He has extensive knowledge of our operations, as well as expertise in financial and accounting issues, particularly as they relate to the pharmaceutical and biotechnology industry. Mr. LaMarche’s management experience and financial background serve him well in providing guidance concerning our operations and business strategy.

Mr. LaMarche received his B.B.A. degree in public accountancy from the University of Notre Dame.

Anna Protopapas has been a member of our Board since April 2015. She has been the President and Chief Executive Officer of Mersana Therapeutics, Inc. (“Mersana”), a biotechnology company focused on engineering novel antibody-drug conjugates, since March 2015. From October 2010 to October 2014, she served as a member of the Executive Committee of Takeda Pharmaceutical Company Limited, a global pharmaceutical company, and held various senior management positions, including serving as President of Millennium Pharmaceuticals, a wholly owned subsidiary of Takeda focused in oncology, where she was responsible for leading Takeda’s oncology business, and Executive Vice President of Global Business Development, where she was responsible for global acquisitions, partnering, licensing and venture investing. From October 1997 to October 2010, Ms. Protopapas served in various positions at Millennium Pharmaceuticals, including as the Senior Vice President of Strategy and Business Development and a member of the Executive Committee, where she led the company’s business development initiatives. Ms. Protopapas has been a member of the board of directors of Mersana since March 2015 and was a member of the board of directors of Ensemble Therapeutics, a company focused on engineering novel therapeutics, from 2006 to 2013.

Ms. Protopapas brings significant industry experience to the Board, including extensive transactional and senior management experience in the oncology industry.

Ms. Protopapas received a B.S. in engineering from Princeton University, an M.S. in chemical engineering practice from Massachusetts Institute of Technology and a MBA from Stanford Graduate School of Business.

Norbert G. Riedel, Ph.D. has been a member of our Board since April 2011. He is the President and Chief Executive Officer of Naurex Inc., a clinical-stage biopharmaceutical company developing therapies for difficult-to-treat depression as well as orphan and other challenging diseases of the central nervous system. Before joining Naurex Inc. in January 2014, he was Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company from March 2001 until January 2013. Before assuming this role, from 1998 to 2001, Dr. Riedel served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development at Baxter’s bioscience business. Prior to joining Baxter, from 1996 to 1998, he was head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Previously, he held a series of scientific management positions at Hoechst-Marion Roussel and Hoechst AG. Dr. Riedel has been a member of the board of directors of Jazz Pharmaceuticals since May 2013 and was a member of the Supervisory Board of MediGene AG, a biotechnology company from 2003 to 2013. He is a member of the Board of Directors of the Illinois Biotechnology Industry Organization and also serves on the Advisory Board of Northwestern University’s Kellogg School of Management Center for Biotechnology, and the McCormick School of Engineering. In 2011, Dr. Riedel was appointed to the Illinois Innovation Council. From 1999 to 2010, Dr. Riedel was a member of the board of directors of Oscient Pharmaceuticals Corporation, a biopharmaceutical company, and its predecessor company, Genome Therapeutics Corporation, a genomics company. Dr. Riedel was a postdoctoral fellow at Harvard University from 1984 to 1987 and an Assistant Professor and Associate Professor of medicine and biochemistry at Boston University School of Medicine from 1987 to 1991, is an adjunct professor at Boston University School of Medicine, and an adjunct professor of Medicine at Northwestern University’s Feinberg School of Medicine and was a visiting professor at Massachusetts Institute of Technology in 1992. In 2009, Dr. Riedel was elected as a member of the Austrian Academy of Sciences.

Dr. Riedel is the Chair of our Board’s Compensation Committee and a member of the Science and Medicine Committee. Given his experience as a senior executive in the healthcare field, Dr. Riedel brings to the Board invaluable scientific and commercial expertise, as well as a keen understanding of the biotechnology industry, drug discovery and development and pharmaceutical management.

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

Dr. Berger plays a critical role in developing our research and development platform. Dr. Berger brings to the Board a unique combination of strategic vision, leadership skills and critical knowledge of our operations, research and development programs, commercialization efforts and the biopharmaceutical industry generally. Under his leadership, ARIAD discovered five new drug candidates and successfully led the development of Iclusig for refractory CML and Ph+ ALL. He brings over 30 years of experience in designing and running clinical trials, working successfully with the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies, overseeing complex research and development programs, negotiating global transactions and managing a fully integrated oncology business. Following suspension of Iclusig in October 2013, Dr. Berger worked closely with the FDA and led the development and strategy to get Iclusig back on the market in less than two months, an unusually short period of time. Since then, he has overseen its successful broadened clinical development and commercialization. Dr. Berger has built and led the ARIAD organization since its inception, and his leadership of the ARIAD team is essential, especially at this time, to delivering on the Company’s three-year plan to profitability. In addition, Dr. Berger is one of our largest stockholders, beneficially owning approximately 2.5% of our common stock, which directly aligns his interests with those of all of our stockholders. These attributes, together with Dr. Berger’s demonstrated years of success in building ARIAD into a biopharmaceutical company with its first marketed cancer medicine and an advancing pipeline of highly promising drug candidates, distinctly qualify him for service as a director and as the Chairman of the Board.

Dr. Berger received his A.B. degree in Biology from Colgate University and his M.D. degree from Yale University School of Medicine. He obtained further medical and research training at the Massachusetts General Hospital and Yale-New Haven Hospital.

Sarah J. Schlesinger, M.D. has been a member of our Board since July 2013. She has spent more than 20 years working in the field of cellular immunity, including as clinical director of the laboratory led by the late Ralph M. Steinman, M.D., 2011 Nobel Laureate in Physiology or Medicine. She is currently Senior Attending Physician and Associate Professor of Clinical Investigation at the Laboratory of Molecular Immunology at The Rockefeller University. Before joining The Rockefeller University in 2003, Dr. Schlesinger was a scientist at the International AIDS Vaccine Initiative in New York City from 2002 to 2003. From 1996 to 2002, Dr. Schlesinger was a Research Physician/Pathologist at the Division of Retrovirology at Walter Reed Army Institute of Research, having previously served, from 1994 to 2002, as Staff Pathologist at the Armed Force Institute of Pathology in Washington, DC. Dr. Schlesinger trained in Surgery at the Albert Einstein College of Medicine and began her career in pathology at Georgetown University in Washington, DC, and hospitals in New York including Buffalo General, Hospital New York and the Manhattan Eye, Ear and Throat Hospital. Dr. Schlesinger leads clinical trials and also chairs the research education and training committee of the Center for Clinical and Translational Science at The Rockefeller University Hospital. She is co-director of Rockefeller’s Clinical Scholars program, the Certificate in Clinical and Translational Sciences program and is the vice-chair of the hospital’s Institutional Review Board. Widely published in her field, Dr. Schlesinger has been recognized with numerous awards for her research and teaching. She also belongs to a number of prominent medical societies including the United States and Canadian Academy of Pathology, the American Association for the Advancement of Science and the College of American Pathologists.

Dr. Schlesinger’s experience leading clinical trials and dealing with the FDA in regulatory matters, coupled with her research expertise, have proven invaluable in her role as Chair of our Board’s Science and Medicine Committee. Her knowledge and expertise will play a vital role as we move forward with plans for broadened clinical development of its products and product candidates.

Dr. Schlesinger received her A.B. degree from Wellesley College in Wellesley, MA, and her M.D. from Rush Medical College in Chicago. She obtained further medical training in Pathology at The New York Hospital – Cornell Medical Center where she was chief resident.

Wayne Wilson has been a member of our Board since October 2008 and was appointed as Lead Director in January 2014. He has over 30 years of business, financial and accounting experience. He has been an independent business advisor since 2002. From 1995 to 2002, he served in various roles, including as President, Chief Operating Officer and Chief Financial Officer at PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services. From 1986 to 1995, Mr. Wilson was a partner in the assurance and advisory services practice of Deloitte & Touche LLP, a public accounting firm. Mr. Wilson is also a member of the boards of directors of FairPoint Communications, Inc., a telecommunications company, Hologic, Inc., a medical diagnostics and device company focusing on women’s health, and Edgewater Technology, Inc., a technology management consulting firm. He previously served as a director of Cytyc Corporation, a medical diagnostics and device company.

Mr. Wilson is Chair of our Board’s Audit Committee and a member of our Board’s Nominating and Corporate Governance Committee. Mr. Wilson brings substantial general business and financial expertise to the Board, as well as the Audit Committee. Mr. Wilson’s background and extensive experience in financial accounting and reporting make him well-equipped to evaluate financial results and to oversee the financial reporting process of a publicly traded corporation, making him highly qualified to be the Board’s Lead Director. Mr. Wilson’s six years of experience as an independent director of ARIAD, role as Lead Director and involvement in our critical business and strategic decisions, especially during the challenges of 2013, make him optimally positioned to act as a strong, independent voice for stockholders and the other directors in working with management. In addition to his tenure on our Board, he has substantial healthcare industry experience, having served, or currently serving, on the boards of two medical technology companies, including Hologic.

Mr. Wilson received an A.B. degree in political science from Duke University and an M.B.A. from the University of North Carolina at Chapel Hill.

Agreements with Dr. Denner and Sarissa

On February 20, 2014, we entered into a nomination and settlement agreement (the “Existing Settlement Agreement”) with Dr. Denner and Sarissa Capital Management LP and certain of its affiliated funds and entities (collectively, “Sarissa”). Pursuant to this agreement, the Board increased the size of the Board from eight to nine members and appointed Dr. Denner to the Board as a Class 1 director to serve until the 2016 annual meeting of stockholders (the “2016 Annual Meeting”). Dr. Denner was also appointed as a member of the Nominating and Corporate Governance Committee of the Board. We also agreed to appoint an additional director, referred to as the Additional Designee, selected by the Board and approved by Dr. Denner, as a Class 2 director with a term expiring at the 2017 annual meeting of stockholders (the “2017 Annual Meeting”).

The agreement provides that, for so long as Dr. Denner is a member of the Board, we will give prior notice to Sarissa before the advance notice deadline in our bylaws if Dr. Denner or the Additional Designee (when appointed) will not be nominated for election at any future annual meeting of stockholders when their current terms expire. Following the appointment of the Additional Designee and for so long as Dr. Denner is a member of the Board, we have agreed not to increase the size of the Board above 10 members. Pursuant to the agreement, Dr. Denner will resign from the Board and any committee thereof if Sarissa no longer beneficially owns at least 6 million shares of our common stock.

In conjunction with the Existing Settlement Agreement, we and Sarissa also entered into a Confidentiality Agreement governing the provision of confidential information, obtained by Dr. Denner during his service on the Board, to Sarissa.

The foregoing is not a complete description of the terms of the Existing Settlement Agreement and the Confidentiality Agreement. For a further description of the terms of the agreements, including copies thereof, please see our Current Report on Form 8-K that we filed with the SEC on February 21, 2014.

In February 2015, Sarissa notified the Company of its intent to nominate a slate of three alternative directors in opposition to the nominees recommended by the Company’s Board of Directors for election at the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”).

On April 28, 2015, we entered into an agreement (the “New Settlement Agreement”) with Sarissa. Pursuant to this agreement, the Company and Sarissa agreed to settle the proxy contest pertaining to the election of directors to the Board at the 2015 Annual Meeting. In addition, Dr. Berger decided to retire as Chairman, Chief Executive Officer and President of the Company, upon the appointment of his permanent successor or December 31, 2015, whichever is earlier.

In addition, pursuant to the New Settlement Agreement, the Company agreed to promptly commence a search for a new Chief Executive Officer and formed a new committee of the Board chaired by Dr. Denner (the “CEO Search Committee”), which will be responsible for running the process for the selection of the new Chief Executive Officer. The other members of the CEO Search Committee are Dr. Riedel, Dr. Schlesinger and Mr. Wilson.

Pursuant to the New Settlement Agreement, effective as of April 28, 2015, the Board appointed Ms. Protopapas as a Class 2 director, with a term expiring at the 2017 Annual Meeting, by filling an existing vacancy in such class. The New Settlement Agreement provides that, for so long as each of Dr. Denner and Ms. Protopapas is a member of the Board, we will give prior notice to Sarissa before the advance notice deadline in our bylaws if Ms. Protopapas will not be nominated for election at any future annual meeting of stockholders when her current term expires. Pursuant to the New Settlement Agreement, Ms. Protopapas will resign from the Board and any committee thereof if Sarissa no longer beneficially owns at least 6 million shares of our common stock.

The foregoing is not a complete description of the terms of the New Settlement Agreement. For a further description of the terms of the New Settlement Agreement, including a copy thereof, please see our Current Report on Form 8-K that we filed with the SEC on April 29, 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in that ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of the forms furnished to us and written representations that no other forms were required, we believe that all Section 16(a) filing requirements were timely met during the fiscal year ended December 31, 2014, except that a Form 4 report covering shares purchased pursuant to 10b5-1 plans by each of (i) Harvey J. Berger, M.D. on September 2, 2014 and September 3, 2014 and (ii) Sarah J. Schlesinger, M.D. on August 12, 2014 and August 13, 2014 was filed late.

Corporate Code of Conduct and Ethics

Our Corporate Code of Conduct and Ethics applies to all of our employees and directors. Any changes in or waivers from our Corporate Code of Conduct and Ethics will be included in a Current Report on Form 8-K within four business days following the date of the change or waiver, unless website posting of the amendments or waivers is then permitted by the rules of The NASDAQ Stock Market LLC (“NASDAQ”). Our Corporate Code of Conduct and Ethics is publicly available on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance” and is also available upon request, without charge, by contacting us at (617) 503-7028 or through an e-mail request to Investor.Relations@ariad.com.

Corporate Governance Guidelines

Our Corporate Governance Guidelines, which were developed and are overseen by the Nominating and Corporate Governance Committee, establish basic principles of corporate governance by which the Board operates. These guidelines address selection, composition and independence of the Board, director compensation, majority voting in uncontested director elections and director resignation in the event of a failure to receive the required vote, evaluation of the performance of the Board and its committees, the structure and operations of the committees of the Board, the establishment and implementation of corporate governance guidelines, principles and practices, leadership development and succession planning.

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

The Nominating and Corporate Governance Committee is responsible for the establishment, implementation and oversight of our Corporate Governance Guidelines, Conflict of Interest Policy for Board of Directors and other corporate governance guidelines, policies and practices. Our Corporate Governance Guidelines and Conflict of Interest Policy are publicly available on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance.”

Majority Voting in Director Elections

In April 2014, we amended our Amended and Restated Bylaws to provide that our directors must be elected by a majority of votes cast in uncontested elections and by a plurality of votes cast in contested elections.

In connection with the April 2014 change, we adopted a director resignation policy as part of our Corporate Governance Guidelines. Under this policy, the Board will only nominate directors for election or re-election who have submitted an irrevocable letter of resignation that will be effective upon (1) their failure to receive the required number of votes for reelection at the next annual meeting of stockholders at which they face re-election and (2) acceptance of such resignation by the Board. If an incumbent director fails to receive the number of votes required for re-election, the Nominating and Corporate Governance Committee will act on an expedited basis to determine whether to accept the director’s resignation and will submit its recommendation for prompt consideration to the Board, who, with the director in question abstaining, will decide whether to accept the director’s resignation, taking into account such factors as it deems relevant. Such factors may include the stated reasons why stockholders voted against such director’s reelection, the qualifications of the director and whether accepting the resignation would cause us to fail to meet any applicable listing standards or would violate state law.

Board Committees

The Board currently has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Medicine Committee. We previously had an Executive Committee, but the committee did not meet in 2014 and we eliminated the committee in February 2014. The Board created the Science and Medicine Committee in October 2013 to assist management in promoting, maintaining and continually enhancing ARIAD’s scientific excellence and clinical scholarship as fundamental corporate values and drivers of corporate success. Each committee meets periodically throughout the year, reports its actions and recommendations to the Board, receives reports from senior management, annually evaluates its performance and has the authority to retain outside advisors in its discretion. The primary responsibilities of each committee are summarized below and set forth in more detail in each committee’s written charter, which can be found on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance.”

The information under the heading “Director Independence and Committee Qualifications” in Item 13 of this Form 10-K/A is incorporated herein by reference.

Committee Responsibility Summary

Audit Committee

• Oversees management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices.	CURRENT COMMITTEE MEMBERS: Wayne Wilson, Chair Jay R. LaMarche Massimo Radaelli, Ph.D. OTHER COMMITTEE MEMBERS DURING 2014: Robert M. Whelan, Jr.
• Oversees management’s establishment and maintenance of processes to ensure that we have an adequate system of internal control.
• Oversees management’s establishment and maintenance of processes to ensure our compliance with legal and regulatory requirements that may impact our financial reporting and disclosure obligations.
• Reviews our independent registered public accounting firm’s qualifications and independence.
• Appoints, compensates and oversees the work of our independent registered public accounting firm.
• Pre-approves all audit and non-audit services performed by our independent registered public accounting firm.

•     Reviews, in consultation with our management and independent registered public accounting firm, the scope and results of reviews of our quarterly financial statements, audits of our annual financial statements and audits of our system of internal control over financial reporting.

•     Performs other duties, including reviewing, evaluating and approving related person or similar transactions or relationships and recommending approval of such transactions to the disinterested and independent members of the Board, if necessary.

• Oversees our compliance with applicable laws, regulations and corporate policies, including our Code of Conduct and Ethics.

Compensation Committee
• Assesses the performance of and approves, or recommends for approval by the Board, the compensation of our executive officers.	CURRENT COMMITTEE MEMBERS: Norbert G. Riedel, Ph.D., Chair Athanase Lavidas, Ph.D. OTHER COMMITTEE MEMBERS DURING 2014: Robert M. Whelan, Jr.
• Analyzes our officer and director compensation plans, policies and programs.
• Administers our stock-based compensation and executive compensation plans.

•     Reviews and approves all proposed compensation disclosures, including the Compensation Discussion and Analysis (“CD&A”), for inclusion in our proxy statement or Form 10-K/A and reviews all recommendations by stockholders of the compensation of our named executive officers (the “NEOs”) and the frequency of voting by stockholders on the compensation of our NEOs.

Nominating and Corporate Governance Committee
• Identifies and evaluates individuals to become directors.	CURRENT COMMITTEE MEMBERS: Athanase Lavidas, Ph.D., Chair Jay R. LaMarche Wayne Wilson Alexander J. Denner, Ph.D. OTHER COMMITTEE MEMBERS DURING 2014: None
• Makes recommendations to the Board concerning the size, structure and composition of the Board and its committees.
• Monitors the process to assess the Board’s effectiveness.
• Reviews and assesses the adequacy of our corporate governance, including our Corporate Governance Guidelines and our Board Conflict of Interest Policy.
• Oversees matters relating to the independence (including potential conflicts of interest), education, operation and effectiveness of the Board and its committees.
Science and Medicine Committee

•     Consults with and advises management on the strategy, focus and direction of our research and development, clinical programs and initiatives, as well as competitive and other factors that may affect those programs and initiatives.

CURRENT COMMITTEE MEMBERS: Sarah J. Schlesinger, M.D., Chair Norbert G. Riedel, Ph.D. Massimo Radaelli, Ph.D. OTHER COMMITTEE MEMBERS DURING 2014: None
• Identifies and discusses significant emerging science and technology trends and issues and their potential impact on our research and development and clinical programs, plans or policies.
• Leads periodic updates and discussions with the Board on our progress in achieving our strategic research, development and clinical goals and objectives.

•     Consults with and advises management, as appropriate, on our internal and external investments in science and technology and for any material external investments in research and development that require approval by the Board, and assists the Board in evaluating such opportunities.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their ages as of April 20, 2015.

Name	Age	Position
Harvey J. Berger, M.D.	64	Chairman of the Board, Chief Executive Officer and President
Timothy P. Clackson, Ph.D.	49	President of Research and Development and Chief Scientific Officer
Edward M. Fitzgerald	60	Executive Vice President, Chief Financial Officer and Treasurer
Martin J. Duvall	53	Executive Vice President and Chief Commercial Officer
Thomas J. DesRosier, J.D.	60	Executive Vice President, Chief Legal and Administrative Officer and Secretary
Daniel M. Bollag, Ph.D	54	Senior Vice President, Regulatory Affairs and Quality
Maria E. Cantor	47	Senior Vice President, Corporate Affairs
Hugh M. Cole	50	Senior Vice President, Chief Business Officer
Frank G. Haluska, M.D., Ph.D.	56	Senior Vice President, Clinical Research and Development and Chief Medical Officer

For biographical information pertaining to Dr. Berger, who is a director and executive officer of ARIAD, see Item 10 of this Form 10-K/A under the heading “Class 3 Directors (Term to Expire in 2015).”

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

Martin J. Duvall has served as our Executive Vice President, Chief Commercial Officer since December 2013, having served as our Senior Vice President, Commercial Operations since September 2011. Previously, from 2010 to 2011, he served as Senior Vice President and General Manager of the global oncology franchise at Merck & Co., Inc., a global healthcare company. From 2009 to 2010, Mr. Duvall led global marketing and commercial operations at Abraxis Bioscience, Inc., an immunochemistry products manufacturing company. From 2004 to 2009, Mr. Duvall held roles leading commercial operations, commercial development and oncology strategy for MGI Pharma, Inc., a biopharmaceutical company, and its acquirer, Eisai Pharmaceuticals, a global pharmaceutical company.

Thomas J. DesRosier, J.D. has served as our Executive Vice President, Chief Legal and Administrative Officer and Secretary since January 2015. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from 2014 to 2015 and as Senior Vice President, Chief Legal Officer and Secretary from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi, a global biopharmaceutical company, from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held several increasing leadership roles within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer.

Daniel M. Bollag, Ph.D. has served as our Senior Vice President, Regulatory Affairs and Quality since January 2009. He previously was Vice President, Regulatory Affairs for Genzyme Corporation from 2006 to 2008.

Maria E. Cantor has served as our Senior Vice President, Corporate Affairs since January 2012. Previously, she served as our Vice President, Corporate Communications and Investor Relations since July 2008. Ms. Cantor held several positions of increasing responsibility at Genzyme Corporation from 2001 to 2008, most recently serving as Senior Director, Corporate Communications.

Hugh M. Cole has served as our Senior Vice President and Chief Business Officer since March 2014. Previously, from 2007 to 2014, Mr. Cole held management positions at Shire Pharmaceuticals, a biopharmaceutical company, most recently as Senior Vice President, Strategic Planning and Program Management and, previously, as a global franchise head, and before that, as Vice President, Business Development. Previously he held senior positions in business and corporate development at Oscient Pharmaceuticals (formerly, Genome Therapeutics), a pharmaceutical company, and at Millennium Pharmaceuticals, a biopharmaceutical company, and its affiliates.

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

Compensation Discussion and Analysis

Our long-term success has been made possible in large measure by our ability to attract, retain and motivate talented and experienced individuals across all areas of our business, including our senior executives. Our NEOs for 2014 were the following:

Name	Position
Harvey J. Berger, M.D.	Chairman of the Board, Chief Executive Officer and President
Timothy P. Clackson, Ph.D.	President of Research and Development and Chief Scientific Officer
Edward M. Fitzgerald	Executive Vice President, Chief Financial Officer and Treasurer
Martin J. Duvall	Executive Vice President and Chief Commercial Officer
Daniel M. Bollag, Ph.D	Senior Vice President, Regulatory Affairs and Quality

Executive Summary

BUSINESS OVERVIEW

ARIAD is a global oncology company focused on transforming the lives of cancer patients with breakthrough medicines. Our mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest unmet medical need—aggressive cancers for which current therapies are inadequate. We are focused on value-driving investments in commercialization, research and development and new business development initiatives that we expect will lead to sustained profitability beginning in 2018 and increased shareholder value.

We currently are commercializing or developing the following three products and product candidates:

•	Iclusig® (ponatinib) is our first approved cancer medicine, which we are commercializing in the United States, Europe and other areas for the treatment of certain patients with rare forms of leukemia. We plan to initiate three new randomized clinical trials beginning in 2015 to evaluate Iclusig in earlier lines of treatment and potentially to expand its addressable market.

•	Brigatinib (AP26113) is our next most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer (“NSCLC”). We are focused on securing a brigatinib co-development and co-commercialization partnership and on accelerating a randomized trial evaluating brigatinib as a first line therapy.

•	AP32788 is our most recent, internally discovered drug candidate. We are conducting studies necessary to support the filing of an investigational new drug application (“IND”), which we expect to submit in 2015. We expect to commence clinical trials in 2016.

COMPANY PERFORMANCE HIGHLIGHTS

2014 was an important year for ARIAD, as we made progress across all aspects of our business:

•	We successfully re-launched Iclusig in the United States and expanded its commercialization in Europe, generating $55.7 million in net product revenue from sales of Iclusig during 2014.

•	We secured an exclusive agreement for the co-development and commercialization of Iclusig in Japan and nine other Asian countries with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”).

•	Pursuant to the agreement, we received an upfront payment of $77.5 million, less a refundable withholding tax in Japan of $15.8 million, and are entitled to receive milestone payments, royalty payments and other payments upon regulatory approvals and commercialization of Iclusig in Otsuka’s territory.

•	The partnership with Otsuka is an important step in expanding the global commercial reach of Iclusig.

•	The non-dilutive funding from the agreement with Otsuka, coupled with a restructured license agreement with Bellicum Pharmaceuticals, Inc. that resulted in payments to us of $50 million, strengthened our balance sheet.

•	We continued to advance our research and development pipeline.

•	We advanced brigatinib to a pivotal trial in anaplastic lymphoma kinase positive (“ALK+”) NSCLC.

•	We received FDA Breakthrough Therapy designation for the treatment of patients with ALK+ NSCLC whose tumors are resistant to crizotinib, the current first line therapy.

•	We nominated AP32788 as our next internally-discovered oncology drug candidate.

The previous year, 2013, was challenging for ARIAD, even though we achieved our key strategic objectives in the first three quarters of the year. These achievements included initial commercial launch of Iclusig in the United States, marketing authorization for Iclusig by the European Commission as an orphan drug medicinal product and the commencement of sales in Europe. However, in October 2013 the FDA placed a partial clinical hold on all additional patient enrollment in clinical trials of Iclusig and issued several Drug Safety Communications. On October 31, 2013, we temporarily suspended marketing and commercial distribution of Iclusig in the United States, in response to a request by the FDA, while we negotiated an update to the prescribing information and a risk mitigation strategy.

Following the suspension of commercial distribution of Iclusig in the United States, ARIAD management worked with the FDA to gain re-approval of Iclusig and resume commercial distribution of the drug. On December 20, 2013, we obtained FDA approval to resume marketing and commercial distribution of Iclusig with revised prescribing information and shortly thereafter resumed marketing and commercial distribution. We believe that the resumption of marketing and commercial distribution less than two months after suspension is much quicker than is typical and represents a significant achievement of the ARIAD management team.

EXECUTIVE COMPENSATION PHILOSOPHY

Our compensation philosophy has three fundamental objectives:

•	We endeavor to attract and retain the best available executive talent to lead our Company, recognizing that we do so in a highly competitive environment.

•	We seek to motivate our executives to perform by placing a substantial portion of our executives’ compensation at-risk such that it may not be realized if Company and individual goals are not achieved. This includes heavy reliance on performance shares. We consider this “pay-for-performance” philosophy to be central to our success to date and expect this to continue into the future.

•	We strive to align the interests of our executive officers with those of our shareholders. We do this not only by paying for performance aimed at enhancing shareholder value, but also by structuring a substantial portion of our executives’ compensation as long-term equity compensation. While we believe use of equity in long-term compensation promotes alignment with the interests of stockholders, we also carefully manage potential dilution from employee equity plans.

ALIGNMENT OF COMPENSATION COMPONENTS WITH COMPANY PERFORMANCE

Our compensation plan for our Chief Executive Officer (our “CEO”) and for our NEOs other than our CEO (which we refer to as our “Other NEOs”) incorporates three primary sources: base salary, annual performance awards and long-term equity incentives. The annual performance awards and long-term equity incentives are variable and highly performance-based, while our perquisites are minimal.

Structural Alignment of Pay with Performance

Our Compensation Committee is strongly committed to alignment of senior executive compensation with value creation for our shareholders:

•	Executive compensation is linked firmly to the financial and operational performance of the business. In 2014, 85% of our CEO’s total compensation is at-risk such that it may not be realized if Company and individual goals are not achieved, with 73% of total compensation delivered through equity. Equity was granted through performance shares and restricted stock units in 2014 and 2015.

•	Performance shares represent 52% of the total long-term awards and 35% of total compensation for our CEO in 2014, which is among the highest of our peers.

•	In 2015, we added as an additional metric to our performance shares a relative total shareholder return (“TSR”) performance goal, which is used by only 5% of our peers.

•	Stock ownership guidelines require our CEO to hold common stock with a value of at least six times his salary and non-employee directors to hold common stock with a value at least five times their annual cash compensation.

The following table summarizes the key components of each our NEO’s compensation for 2014 and our Other NEO’s compensation for 2015:

Primary Components of Executive Compensation for 2014 and 2015
Component	Vehicle	Relevant Performance Metrics
Base Salary	Cash	N/A
Annual Performance Awards	Cash	Corporate Objectives and Individual Performance Metrics. See “Annual Performance Award Compensation” below.
Long-Term Equity Incentives	Performance Shares	Research and Development Goals
Commercial Goals
Relative TSR (for 2015 only)
	Restricted Stock Units	Long Term Stock Price

Realizable Pay Demonstrates Alignment

Our stock price increased substantially in the past five years, but with significant volatility. It increased by 124%, 140% and 57% in 2010, 2011 and 2012, respectively. 2013 was a particularly volatile year, with a sharp stock price decline of almost 90% after the temporary suspension of marketing and distribution of Iclusig in the U.S. in the fall of 2013, followed by an increase of more than 150% from its price nadir by the end 2013. In aggregate, over the five years ended December 31, 2014, our annualized TSR was 25%.

The following chart compares our cumulative TSR over the last five years with both the total reported grant date fair value compensation of our CEO (disclosed pay per the Summary Compensation Table from this Form 10-K/A and our prior proxy statements or Forms 10-K/A) and “realizable” CEO pay, which reflects cash plus the value of equity grants measured at year end:

As demonstrated above, the realizable compensation awarded to our CEO has strongly tracked TSR over the same period, consistent with our objective to align the interests of our executives and shareholders. In addition, a more significant portion of 2014 realizable pay is derived from performance shares than in prior years.

To further assess the degree of alignment between our CEO’s pay and performance, the Compensation Committee also considers “realizable” pay relative to our peer group. The following chart shows the five-year relative shareholder return and realizable pay against those of ARIAD’s 2014 peer group for the five years ended December 31, 2013. The information for the five-year period ended December 13, 2013 is the most current public information available for most of ARIAD’s peers. The line titled “Pay and Performance Aligned” represents the points at which relative performance equals relative pay. If a company is delivering higher relative performance than relative pay, it will appear above the line, and conversely will appear below the line for lower relative performance compared to relative pay.

As demonstrated above, we believe that the compensation awarded to our CEO in the last five years displays a strong connection to our TSR performance relative to the companies in our peer group. As you can see in the table above, ARIAD’s performance for the five years ended December 31, 2013 (denoted “ARIA 2013”) was at the 99th percentile relative to its peers, while realizable pay was only at the 28th percentile. ARIAD’s performance for the five years ended December 31, 2014 ranks at the 60th percentile, with CEO realizable pay for that period at the 52nd percentile as compared with peer CEO realizable pay for the five years ending December 31, 2013.

Disciplined Approach to Compensation

Our NEO compensation is based on clear, measureable goals related to Company and individual performance. The Compensation Committee sets performance objectives that are designed to be challenging but achievable. Annual performance awards and long-term equity incentive compensation levels are determined based on pre-determined, measurable corporate objectives and individual performance reviews. The Company’s performance shares, which comprise a higher percentage of long-term compensation relative to our peers, possess a second layer of objective metrics that must be achieved before realization.

At the beginning of each year, our Compensation Committee evaluates management’s progress towards each corporate objective for the prior year. Specific corporate objectives for 2013 and 2014 are set forth in detail below under the heading “Executive Compensation Determinations – Evaluation of Company Performance Against Corporate Objectives.” NEOs are further evaluated based on detailed self and peer evaluations, as well as the CEO’s review and evaluation of all of these assessments and overall evaluation of performance for each officer for the year. Performance ratings of each NEO are based on both achievement of these corporate objectives and these evaluations of individual performance, which our Compensation Committee uses to determine our executives’ annual performance awards, long-term equity incentive grants and base salary increases.

In addition, the Compensation Committee has adjusted compensation when appropriate to further align pay with performance. In 2014, in light of the FDA action and the resulting impact on our stockholders, the Compensation Committee made the following decisions:

•	Not awarding any cash bonuses to executives under the 2013 annual performance award program, regardless of individual performance and the achievement of most corporate goals (including quickly returning Iclusig to the market). As a result, each of our NEOs was positioned below the market 25th percentile of total cash compensation for 2013.

•	Not making any base salary merit or market-based adjustment increases for 2014.

•	Increasing the proportion of executives’ target equity awards tied to key performance milestones from approximately 33% of the equity awarded in 2013 to approximately 50% in 2014.

The Compensation Committee seeks to be prudent in use of both cash and equity in executive compensation. While our use of equity compensation is more broad-based than at peer companies on average (we grant equity to employees across all levels of our organization), we manage equity usage (“burn rate”) to conservative levels well below the median of our peer group. Our average annual equity burn rate for 2012 – 2014 as calculated by our compensation consultant, Radford, an Aon Hewitt company (“Radford”), according to the ISS methodology is 3.3%, compared with 4.0% for the median of our 2014 peer group at the time that Radford conducted their review.

COMPENSATION PROGRAM CHANGES

Over the past year we have discussed our executive compensation program and corporate governance more generally with a substantial number of our shareholders. We will continue to engage with our investors to discuss their concerns and potential ways to refine our executive compensation program. Recent changes to our compensation program include:

Recent Program Changes	Description/Rationale
More strongly aligned long-term equity incentives with Company performance by adding relative TSR metric to 2015 performance share grants	Provides a direct link in the long-term equity incentive plan to long-term stock price

Enhanced CD&A disclosure	Provides our shareholders with additional information regarding performance targets and associated levels of payouts under our performance share grants

Adopted robust recoupment (clawback) policy based on principles developed by 13 institutional investors (led by the UAW Retiree Medical Benefits Trust) and six major pharmaceutical companies	Provides broad discretion for the Compensation Committee to recover any equity or equity-based award or any cash performance or incentive compensation if a material violation of law or written Company policy causes significant financial harm to the Company. Goes beyond Sarbanes-Oxley and Dodd-Frank Acts relating to material misstatements in financial statements.

Strengthened stock ownership guidelines for non-employee directors	Requires non-employee directors to hold stock worth at least five times annual cash compensation, increased from three times

The following additional changes were made either in 2014 or in prior years, demonstrating the Compensation Committee’s commitment to continuously improving the executive compensation program and maintaining pace with evolving market practices:

Program Changes in 2014 and Prior	Description/Rationale

Revised our executive compensation peer group	Aligns the 2013 and 2014 peer group to the Company’s smaller size

More strongly aligned executive compensation with performance by weighting performance shares more heavily than time based grants and weighting long-term equity incentives more heavily in overall compensation	Provides a direct link in the long-term equity incentive plan to Company performance through an important, value-driving metric (e.g. specific Research & Development (“R&D”) and commercial milestones) and the stock price

Adopted stock ownership guidelines	Requires specific threshold of stock ownership: six times salary for CEO and three times (amended to five times in 2015) annual cash compensation for non-employee directors

STRONG COMPENSATION GOVERNANCE AND PRACTICES

The following are characteristics of our compensation program that demonstrate its strong governance principles:

What We Do

✓	Structure significant proportion of executive compensation from long-term equity incentive plan. Above 80th percentile of peers

✓	Structure significant proportion of long-term equity incentive plan compensation from performance-based equity. Above 80th percentile of peers

✓	Include relative TSR metric in performance-based equity. Only 5% of peers include a similar metric

✓	Thoughtfully structure our peer group, selecting other similarly sized biotech firms and conducting annual Compensation Committee review

✓	Utilize robust stock ownership guidelines

6x base salary for CEO

5x annual cash compensation for non-employee directors

✓	Engage directly with shareholders on executive compensation and governance issues and the Committee is responsive to shareholder concerns

✓	Maintain 100% independent Compensation Committee

✓	Utilize independent compensation consultant

What We Don’t Do

×	No single-trigger change-in-control provisions in future agreements

×	No tax gross-ups in future agreements

×	No hedging or pledging of shares

Components of Executive Compensation

Our compensation plan for our NEOs incorporates three primary sources: base salary, annual performance awards and long-term equity incentives. We emphasize variable, long-term, performance-based compensation for our most senior executives, in line with their level of responsibility for and impact on our results. We intend for total compensation to vary based on progress towards achievement of corporate, departmental and team objectives, as well as individual performance goals. The mix of long-term equity incentive awards (including the value of unrealized performance shares awarded at target level), annual performance awards and base salary for 2014 is set forth below for our CEO and the median CEO of our 2014 peers:

Our Compensation Committee considers the mix of the elements of compensation discussed above to be critical in driving our “pay-for-performance” philosophy. The vast majority of our executives’ annual compensation is delivered in either annual performance awards or long-term incentive compensation with value contingent on the achievement of specific performance targets, appreciation of our stock value, or both. In 2014, more than 85% of our CEO’s pay mix was comprised of performance-based compensation via our annual performance awards and grants of restricted stock units and performance shares. Only 15% of our CEO’s pay was delivered via “guaranteed” compensation in the form of his base salary versus 18% for our 2014 peers.

BASE SALARY

Base salary is intended to provide a fair and competitive base level of compensation that reflects job function, organizational level, experience and tenure and sustained performance over time. On an annual basis, our executives are eligible for a salary increase. The amount of this increase, if any, is determined by our Compensation Committee, and recommended to our Board for approval in the case of our CEO. Any target salary increase is based on analysis of market compensation data, demonstrated levels of core job competency and effective leadership, performance in achieving key corporate and individual objectives established at the beginning of the previous year, internal pay equity and the recommendation of the Committee’s independent compensation consultant. The executive’s performance rating leads to the application of a performance multiplier, which, in conjunction with peer information, directly influences the actual salary adjustment. Adjustments to base salary levels typically are made in the first quarter of each year and are paid retroactively to January 1 of that year. Our NEOs did not receive any salary increases in 2014 for 2013 performance.

VARIABLE AND PERFORMANCE-BASED COMPENSATION

We believe that one of the most important motivators for our executives is the opportunity to earn compensation greater than the established targets by exceeding applicable performance requirements. We accomplish this through a system of “performance multipliers” that reward exceptional performance at substantially higher levels than performance that merely meets requirements of the position.

Under our performance multiplier approach, the level of performance of each executive, in conjunction with the level of achievement of our corporate goals, directly influences such executive’s base salary, annual performance award and long-term equity incentive award relative to target awards. Our Compensation Committee established the following performance multiplier scale for fiscal 2014 and 2015, which was recommended to the Board for approval for purposes of our CEO’s compensation:

	Annual Performance Award Multiplier	Long-term Equity Incentive Multiplier
Outstanding (5.0)	200%	160%
(4.5)	150%	130%
Exceeds Requirements (4.0)	100%	100%
(3.5)	75%	85%
Meets Requirements (3.0)	50%	50%
Below Meets Requirements (< 3.0)	0%	0%

Over the last four years, the median annual performance award multiplier for our current NEOs was 83%.

ANNUAL PERFORMANCE AWARD COMPENSATION

Annual performance awards are intended to reward our executive officers for achievement of corporate, individual and key leadership and management objectives on an annual basis. Our Compensation Committee annually establishes target annual performance awards for different tiers of executives, which are expressed as a percentage of base salary. These target awards are then adjusted for each executive through the application of a performance multiplier based on the individual executive’s performance rating for the year. No annual performance awards were paid to our NEOs for 2013 performance. Annual performance awards to our NEOs for 2014 performance were paid in cash and were established in accordance with the annual performance targets for all our executives.

LONG-TERM EQUITY INCENTIVE COMPENSATION

Long-term equity incentive awards are intended to reward our executive officers for achievement of corporate, individual and key leadership and management objectives. In addition, such awards are intended to align the interests of all of our executive officers with those of our shareholders, promote progress toward achieving our long-term strategy and assist in long-term retention of our executive officers. As such, long-term equity incentive awards for our executive officers are made in the form of performance shares, restricted stock units and/or stock options.

Performance shares are earned on the achievement of one or more key corporate objectives or metrics and, once achieved, are subject in certain cases to further time-based vesting to promote retention. Our restricted stock units generally vest annually over three years. In 2014, the CEO’s long-term equity incentive award consisted 52% of restricted stock units and 48% of performance shares.

Performance shares

Descriptions of historical performance shares are set forth below. Performance shares that remain outstanding are described in subsection “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table” and detailed in the Outstanding Equity Awards at December 31, 2014 table.

History of Performance Shares at ARIAD

Performance-based equity has been a mainstay in the ARIAD executive officer compensation program since 2011. Given the stage of the Company in 2011 and 2012, our Compensation Committee determined to tie performance shares to key regulatory approvals which, if achieved, would significantly impact shareholder return. The respective metric for these 2011 and 2012 performance shares was FDA approval of Iclusig and European Medicines Agency (“EMA”) approval of Iclusig.

2013 Performance Shares

Based on the Company’s strategic objectives in 2013, our Compensation Committee believed it was important to balance the continued advancement of promising development candidates with ongoing drug discovery. To that end, our Compensation Committee established a performance share program based on the achievement of full patient enrollment in a pivotal registration trial for a new indication of any ARIAD product, excluding the Phase 3 EPIC trial for Iclusig (which was already underway), no later than December 31, 2016.

The characteristics of the 2013 performance shares are set forth below. Each metric may pay out between 0% to 160% of target amount based on pre-determined performance thresholds.

Metric	Weighting	Performance Period End Date	Vesting
R&D Goal: Clinical Trial Enrollment	100%	12/31/16	50-100% at achievement; remainder at first anniversary

2014 Performance Shares

Consistent with ARIAD’s strategic goals for 2014, our Compensation Committee created a commercially oriented metric to emphasize the importance of commercial execution, while being directly responsive to follow-up actions stemming from FDA discussions. The commercial objective consisted of a 2-year cumulative revenue goal from Iclusig sales for fiscal years 2014 and 2015, which was structured in this manner due to a high degree of uncertainty with respect to the proximity to product re-launch, potential market reaction stemming from FDA action taken in 2013 and reimbursement and revenue recognition timing.

Based on the continued importance of R&D progress to both ARIAD and its shareholders, our Compensation Committee also incorporated an R&D metric in its 2014 performance shares: enrollment of 50% of patients in the FDA required clinical trial of Iclusig as part of the post-marketing requirements, to be completed no later than September 30, 2017.

The characteristics of the 2014 performance shares are set forth below. Each metric may pay out between 0% to 160% of target amount based on pre-determined performance thresholds.

Metric	Weighting	Performance Period End Date	Vesting
R&D Goal: Clinical Trial Enrollment	50%	9/30/17	50% at achievement, 50% at first anniversary
Commercial Goal: Two-Year Cumulative Global Revenue	50%	12/31/15	50% at achievement, 50% at first anniversary

BENEFITS AND PERQUISITES

ARIAD provides minimal executive perquisites, which are offered to help attract and retain our executive officers. In addition to general benefits offered to all other salaried employees, we provide our executive officers with supplemental long-term disability insurance and long-term care insurance, tax return preparation services and an auto allowance in accordance with their employment agreements. These were the only perquisites we provided to our executive officers during 2014. Perquisites represent less than 2% of each NEO’s total compensation as set forth in the Summary Compensation Table in this Form 10-K/A.

Benchmarking for Executive Compensation Components

EXECUTIVE PERFORMANCE REVIEWS

Our Compensation Committee annually reviews the performance of our CEO and reviews and recommends his compensation for approval by the Board. The Compensation Committee also annually reviews the assessment of performance of our other executive officers conducted by our CEO, and reviews and approves their compensation in consultation with our CEO. While our Compensation Committee has ultimate authority and responsibility for approving all executive officer compensation, other than our CEO’s compensation, which the Board approves, our CEO plays an active role in such decisions, except with respect to his own compensation where he participates in neither the deliberations nor the decision.

Corporate Objectives

At the beginning of each year, the executive leadership team of the Company establishes annual corporate objectives, which are reviewed and discussed with the Compensation Committee and the Board and form the basis for our annual operating plan. The status of our corporate objectives, as well as our performance relative to our operating plan, are reviewed and discussed with the Board regularly during the year. Based on the annual corporate objectives and the associated operating plan, each officer is responsible for developing plans and managing the key initiatives and activities designed to achieve our objectives.

Performance Reviews of our CEO

The Compensation Committee undertakes a comprehensive review of our CEO’s overall performance based on its evaluation of the Company’s performance against its corporate objectives, the CEO’s individual contributions to achievement of key objectives, his strategic leadership of the Company and his demonstration of the Company’s vision and corporate values, including a commitment to building shareholder value. Based on this comprehensive review, the Compensation Committee assigns a performance rating. Performance ratings can range from “unsatisfactory” to “meets requirements” to “exceeds requirements” to “outstanding”. The performance rating is then used to determine the performance multiplier applicable to the CEO, which forms the basis for any increases in salary, and for any annual performance awards and long-term equity incentive awards. The Compensation Committee makes these determinations in executive session and then makes recommendations to the Board for subsequent approval.

Performance Reviews of our Other NEOs

Generally, at the end of each year, each of our executive officers is evaluated based on:

•	A detailed self-assessment of performance relative to the established corporate and individual objectives, as well as to key leadership and management measures described below.

•	A confidential evaluation by several peers, subordinates and in some instances, external colleagues, selected by our CEO.

•	CEO review and evaluation of all of these assessments and overall evaluation of performance for each officer for the year.

•	The CEO’s evaluation takes into account judgment regarding the Company’s overall progress, each officer’s contribution to the achievement of corporate objectives, his or her achievement of individual objectives and his or her performance in relation to leadership and management measures.

The level of corporate performance is also used by the CEO to guide his recommendations to the Compensation Committee regarding each executive officer’s performance rating. As part of this process, the Compensation Committee, with input from the CEO, reviews the overall performance of the Company relative to the key corporate objectives established at the beginning of the year. The corporate performance assessment, along with the assessments made by the CEO regarding the individual officers, forms the basis for the decisions regarding the individual’s performance rating. Performance is rated using the same performance scale as for our CEO.

Additional Factors

In addition to an evaluation of the level of achievement of our corporate and certain individual objectives, each executive officer is evaluated as to key leadership and management measures, including each individual’s:

•	Contribution to the management team and development and application of leadership skills reflective and supportive of our corporate values, vision and mission.

•	Ability to attract, hire, manage, retain and motivate talent in support of the achievement of our objectives.

•	Management of his or her functions and responsibilities within established financial budgets and forecasts.

•	Management of regulatory compliance requirements related to his or her responsibilities.

PEER GROUP SELECTION

The Company draws on a pool of executive talent that is highly sought after by similarly situated biotechnology companies, as well as larger pharmaceutical and biotechnology companies from which we frequently recruit, both within and outside our geographic area. We believe that the compensation practices of our peer group provide useful information to help us compete in this arena.

Each year, the Compensation Committee works closely with its independent compensation consultant, Radford, and with our management to review and update a comparator group of companies considered to be our peer group to ensure its continued relevance as ARIAD evolves as a company. The Compensation Committee also reviews broader life science industry data to further inform its decisions. With Radford’s assistance, our Compensation Committee uses two primary market frames of reference (which we collectively refer to as the “market”) against which to compare the Company’s executive compensation practices, as follows:

•	Select Peer Group – A select group of national biotechnology companies at a similar stage of development as the Company, with similar headcount, market capitalization, short- and long-term growth objectives and similar therapeutic targets.

•	Radford Global Life Sciences Survey – A national survey of executive compensation levels and practices that covers approximately 60 executive positions in over 600 multinational life sciences organizations.

Our Compensation Committee reviews composite market data synthesized by Radford from these two groups showing levels of cash, equity and total compensation for all comparable officers relative to the elements of compensation paid to our officers.

In late 2013, the Compensation Committee determined to dramatically reduce the profile (i.e., company size) of our 2013 peer group to be used for purposes of assessing the market for the Company executives’ cash and equity compensation to be based on 2013 performance. The Compensation Committee continued to use this adjusted filtering criteria for setting our current peer group. At that time, our Compensation Committee met with Radford and discussed various factors relating to the selection of a peer group, including the continued reasonableness of the companies comprising the prior year’s peer group and ARIAD’s near- and mid-term profile in the context of the FDA action on Iclusig. The Compensation Committee decided that it was appropriate to target smaller market capitalization and revenue companies than in the past and reduced the median profile of the 2013 peer group to 300 employees, $120 million in revenue and $1.5 billion in market value, down from 550 employees, $500 million in revenue and $4.7 billion in market capitalization at the median of the 2012 peer group.

In October 2014, our Compensation Committee met with Radford and again discussed selection criteria and specific peer companies. The Compensation Committee decided to use the same selection criteria for the 2014 peer group as was used for 2013 – public companies in the biopharmaceutical industry with a commercial branded drug, with annual revenues generally less than $500 million and market capitalization and headcount targeted from one-third to three times the value and size, respectively, of ARIAD at the time of our review in late 2014. Six companies were removed from the 2013 peer group described in our proxy statement for our 2014 annual meeting of stockholders, including two that were acquired and one that spun out its R&D business. Two peer group companies were removed for low market valuations and one was removed due to a high market valuation. Finally, six new companies were added leaving the total the same as the 2013 peer group at 19 companies.

Our 2014 peer group consists of the following 19 companies (bolded companies were added to the peer group)*:

Acorda Therapeutics, Inc.	ImmunoGen, Inc.	NPS Pharmaceuticals, Inc.
Aegerion Pharmaceuticals, Inc.	INSYS Therapeutics, Inc.	Pacira Pharmaceuticals, Inc.
Arena Pharmaceuticals, Inc.	Ironwood Pharmaceuticals, Inc.	Questcor Pharmaceuticals, Inc.
Auxilium Pharmaceuticals, Inc.	Isis Pharmaceuticals, Inc.	Seattle Genetics, Inc.
Avanir Pharmaceuticals, Inc.	The Medicines Company	Spectrum Pharmaceuticals, Inc.
Dyax Corp.	Momenta Pharmaceuticals, Inc.
Halozyme Therapeutics, Inc.	Nektar Therapeutics

*	The following companies were removed from the peer group: Exelixis, Inc. and Vivus, Inc. (fell below market cap range); Medivation, Inc. (above market range); Santarus, Inc. and ViroPharma Incorporated (were acquired); and Theravance, Inc. (spun out R&D business).

BENCHMARKING TO THE MARKET

Our Compensation Committee annually establishes a benchmark for our executive compensation packages relative to other companies in our market. This benchmark is expressed as a “percentile of the market.” From 2012 to 2014, the Company benchmarked total compensation at the 65th percentile of the market. Going forward, the Compensation Committee determined to change this to provide a range, targeted at the 50th to 75th percentile of the market, with an expectation of above-median performance for above-median compensation. The range allows for flexibility, rather than fixating on one singular point. The Compensation Committee recognizes the very competitive market for executive talent in our industry, and the importance of attracting and retaining strong talent as we continue our evolution into a fully integrated, global oncology company. This positioning on compensation is intended to keep ARIAD competitive while strongly incentivizing performance and appropriately controlling executive compensation cost.

The compensation benchmark is not intended to set a ceiling or a floor on any executive’s compensation. Instead, the actual value received by an executive in a given year may fluctuate above or below this level. The target long-term equity incentive awards for each officer are based on recommendations by Radford, taking into consideration the value of equity-based awards and total compensation of executives of peer companies in addition to an assessment of Company performance and application of the philosophy framework in the current year grant cycle.

Executive Compensation Determinations

EVALUATION OF COMPANY PERFORMANCE AGAINST CORPORATE OBJECTIVES

For 2014, the Company successfully achieved all of its major corporate objectives. The Company’s principal corporate objectives for 2014 and achievement against them, which were considered in determining 2014 annual incentive payments and 2015 long-term equity incentive grants and salary increases, are set forth below:

2014 Performance Objective	Significant Achievements Against Objective

Manage Iclusig commercial growth

•    Generated Iclusig net product revenue of $55.7 million; on track to meet Iclusig two-year revenue goals

•    Rebuilt and re-trained our U.S. commercial and medical affairs teams and successfully re-launched Iclusig in January 2014

•    Secured Iclusig commercial partners/distributors for Japan, Central and Eastern Europe (“CEE”), Australia and Israel and progressed clinical and regulatory development activities in Japan, Australia and Canada

•    Advanced pricing and reimbursement negotiations across Europe with successful coverage decisions in several countries

Expand Iclusig market opportunities

•    Timely executed on U.S. and European Union (“EU”) post-marketing requirements

•    Received positive outcome from European Pharmacovigilance Risk Assessment Committee (“PRAC”) review of Iclusig with no changes to previously approved indications

•    Presented proof-of-concept clinical trial data of Iclusig in adult patients with refractory metastatic and/or unresectable gastrointestinal stromal tumors (“GIST”); initiated or re-opened multiple investigator sponsor trials in various cancers, including RET driven NSCLC

Advance clinical development of brigatinib (AP26113)

•    Initiated pivotal ‘ALTA’ trial of brigatinib in patients with locally advanced or metastatic NSCLC who were previously treated with crizotinib

•    Received FDA Breakthrough Therapy designation for brigatinib

Build and progress pipeline candidates

•    Nominated AP32788, a novel TKI targeting NSCLC, for clinical development

•    Provided regulatory and manufacturing assistance to Medinol in support of two registrational clinical trials initiated by Medinol in 2014 related to its development of ridaforolimus-eluting stents

Disciplined management of global operations

•    Managed results of operations consistent with our operating plan and budget

•    Relocated European headquarters on time and within budget

•    Executed Iclusig partnership strategy in Japan/Asia, Australia, CEE and Israel

•    Developed brigatinib partnering strategy

•    Strengthened our balance sheet via a $200 million convertible debt issuance and non-dilutive funding from two license transactions.

Implement programs, processes and systems	• Successfully implemented or upgraded key systems and processes to support re-launch of Iclusig in the U.S. and expansion in Europe

The Company’s principal corporate objectives for 2013 and achievement against them, which were considered by the Compensation Committee in establishing performance multipliers for the 2014 long-term equity incentive grants, are set forth below. Although the Company achieved its key strategic objectives in the first three quarters of 2013, it encountered a significant setback in the fourth quarter, including adverse FDA action on Iclusig and temporary suspension of marketing and commercial distribution of Iclusig in the U.S. As a result, the Compensation Committee determined that no cash bonuses would be awarded to executives for 2013 performance and there would be no base salary increases for 2014.

2013 Performance Objective	Significant Achievements Against Objective

Manage Iclusig commercial growth

•    Met or exceeded all launch readiness and market access goals were met or exceeded in both the U.S. and EU

•    Obtained EMA approval of Iclusig in July, as planned

•    Significantly exceeded 2013 global revenue target of $40 million with $45.2 million in global net sales, despite temporary suspension of sales and marketing in the U.S.

•    Obtained revised label and renewed commercialization of Iclusig in the U.S. within two months after temporary suspension of marketing and distribution

•    Highly successful single-patient IND program in the U.S. (enrollment of 400 patients) during temporary suspension of sales and marketing

•    Maintained EU approval with very limited label changes in 2013

Expand Iclusig market opportunities

•    Achieved 50% enrollment for the EPIC clinical trial by the end of August 2013, as planned, and were on track for presentation of the data when the trial was terminated in 4Q 2013

•    Initiated various investigator sponsored trials in AML, NSCLC, PH+ ALL and other cancer types in 2013

•    Reported preliminary clinical proof-of concept data in adult patients with GIST

Advance clinical development of brigatinib (AP26113)

•    Presented compelling efficacy data in ALK+ NSCLC patients, including in patients with brain metastases, from the ongoing brigatinib phase 1/2 trial

•    Designed a pivotal phase 2 trial for brigatinib, including identification of recommended doses for testing

•    Conducted regulatory consultations in U.S., EU and Japan to clarify confirmatory trial options for brigatinib

Build and progress pipeline candidates

•    Designed and began implementation of major upgrade of discovery capabilities

•    Provided extensive support to Medinol related to two planned Medinol pivotal clinical trials of ridaforolimus-eluting stents

Disciplined build of global operations

•    Successfully implemented our 2013 operating plan and managed operations within budget

•    Appropriately revised operating plans in the fourth quarter, to reduce costs and focus resources on U.S. and Europe in near term, in response to the status of Iclusig in the U.S.

•    Implemented changes to long-range facilities plans in light of space needs and to reduce expected costs

Implement programs, processes and systems	• Effectively implemented or upgraded key programs, processes and systems to support the global launch of Iclusig and management of a global commercial business

INDIVIDUAL PERFORMANCE EVALUATIONS

As described above, in early 2015 our Compensation Committee made decisions regarding 2014 annual performance awards and, in the case of our Other NEOs, 2015 salary increases and 2015 grants of long-term equity incentive awards, in each case based on 2014 performance. The Compensation Committee, and the Board in the case of our CEO, determined the performance rating of each executive officer based on his or her contribution to the achievement of our key corporate objectives for 2014, as well as each officer’s performance in relation to individual goals and leadership and management measures. Based on these criteria, the following compensation determinations were made:

Dr. Berger’s Performance Assessment for 2014

Our CEO’s annual performance award, salary increase and long-term equity incentive awards were based predominantly on the Company’s level of achievement of the above-described key corporate accomplishments for 2014, which included successfully re-launching Iclusig in the U.S., securing a commercial partner for Iclusig in Japan, advancing brigatinib into a pivotal clinical trial and nominating our next internally-discovered oncology drug candidate, as well as successfully building our senior management team by appointing a Chief Business Officer and continuing to execute our long-term strategy by developing a plan for sustained profitability beginning in 2018 and increased shareholder value. Based on the above, Dr. Berger’s 2014 performance was rated as exceeding requirements.

Dr. Clackson’s Performance Assessment for 2014

Dr. Clackson, as President of Research and Development and Chief Scientific Officer, continued to have broad responsibilities for the management of our business, including leading our discovery research, preclinical development, clinical development, medical affairs, manufacturing and program and alliance management. Based on his contributions to the achievement of our corporate objectives for 2014, including execution of all post-marketing requirements for Iclusig, successful conclusion of the PRAC review of Iclusig, initiating our pivotal brigatinib trial and nominating our next drug candidate, as well as his performance in relation to individual objectives and leadership and management standards, Dr. Clackson’s performance was rated as exceeding requirements.

Mr. Fitzgerald’s Performance Assessment for 2014

Mr. Fitzgerald, as Executive Vice President and Chief Financial Officer, continued to have broad responsibilities for many aspects of our operations and business. These included managing all financial aspects of our business, leading the planning and implementation of key systems necessary to support the needs of our business, managing significant initiatives that provided additional funding for our programs and effectively managing our spending in support of our key corporate objectives. Based on his contributions to the achievement of our corporate objectives for 2014, including leading the execution of our $200 million convertible debt offering, successfully managing the finances of the business such that results of operations were in line with our final budget and the on-time relocation of our European headquarters within budget, as well as his performance in relation to individual objectives and leadership and management standards, Mr. Fitzgerald’s performance was rated as meeting requirements.

Mr. Duvall’s Performance Assessment for 2014

Mr. Duvall, as Executive Vice President and Chief Commercial Officer, continued to have responsibilities for the management of our commercial business on a global basis. Based on his contributions to the achievement of our corporate objectives for 2014, including rebuilding and re-training our U.S. commercial and medical affairs teams and successfully re-launching Iclusig early in 2014 and expanding the geographic reach of Iclusig through partnership/distributorship arrangements in Japan, Australia, CEE and Israel, as well as his performance in relation to individual objectives and leadership and management standards, Mr. Duvall’s performance was rated as exceeding requirements.

Dr. Bollag’s Performance Assessment for 2014

Dr. Bollag, as Senior Vice President, Regulatory Affairs and Quality, continued to have responsibilities for the management of our regulatory affairs and quality operations on a global basis, including the development and implementation of regulatory strategy related to our products and product candidates. Based on his contributions to the achievement of our corporate objectives for 2014, including the successful conclusion of the PRAC review of Iclusig, receiving FDA Breakthrough Therapy designation for brigatinib and providing regulatory assistance to Medinol in support of their pivotal clinical trials, as well as his performance in relation to individual objectives and leadership and management standards, Dr. Bollag’s performance was rated as exceeding requirements.

2014 ANNUAL PERFORMANCE AWARDS, 2015 BASE SALARY AND 2015 LONG-TERM EQUITY INCENTIVE AWARDS

2014 annual performance awards for our NEOs, and, in the case of our Other NEOs, 2015 base salary increases and 2015 long-term equity incentive awards, were targeted at a range from the 50th percentile of the market to the 75th percentile of the market. Each officer’s compensation may be above or below this range based on his or her level of experience, scope of position, individual performance and Company constraints.

In early 2015 our CEO and Other NEOs were awarded annual performance awards in connection with meeting their 2014 performance objectives described above as well as an evaluation of their individual performance. Annual performance awards are set at an annual target percentage of salary. Those target percentages and actual awards are outlined in the table below.

Name	2014 Target Payout as a % of 2014 Base Salary	Performance Multiplier	Actual Target Percentage	Actual Award
Harvey J. Berger, M.D.	85%	4.0	100%	$638,350
Timothy P. Clackson, Ph.D.	50%	4.5	150%	$365,000
Edward M. Fitzgerald	50%	3.8	90%	$210,000
Martin J. Duvall	50%	4.0	100%	$230,000
Daniel M. Bollag, Ph.D.	45%	4.5	150%	$260,000

Based on the performance ratings discussed above, in April 2015, the Compensation Committee approved the following 2015 base salaries and long-term equity incentive awards for our Other NEOs, each as shown in the table below.

Name	2015 Salary ($)	Performance Shares at Target (#)	Restricted Stock Units (#)
Timothy P. Clackson, Ph.D.	513,000	75,100	70,200
Edward M. Fitzgerald	475,000	75,100	54,000
Martin J. Duvall	470,000	75,100	54,000
Daniel M. Bollag, Ph.D.	402,000	56,200	52,000

In April 2015, Dr. Berger entered into a retirement agreement with the Company pursuant to which Dr. Berger’s annual base salary was adjusted to $773,500 and he will be eligible to receive an annual performance award for 2015. In April 2015, in connection with the Company’s 2014/2015 compensation cycle, the Board approved a grant of restricted stock units to Dr. Berger with respect to 345,000 shares of common stock, which will vest subject to Dr. Berger satisfying certain obligations under the retirement agreement. For more details regarding Dr. Berger’s retirement agreement, see the subsection of Item 11 of this Form 10-K/A under the heading “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table – Dr. Berger’s Retirement Agreement.”

In early 2015, the Compensation Committee approved 2015 target annual performance awards for our Other NEOs as a percentage of their 2015 salaries, which annual performance awards would be paid in 2016 based on 2015 performance. The 2015 targets were maintained at the 2014 levels set forth above. The actual payout of the 2015 annual performance awards may be above or below target based on performance.

2015 Performance Shares

As described above, performance-based equity has been an important aspect of our long-term equity incentive awards, which are intended to reward our executive officers for achievement of corporate, individual and key leadership and management objectives. The following describes how our 2015 performance shares were implemented.

For the performance shares granted in early 2015, the number of shares earned will range from 160% to 0% of target, with the actual number of shares earned and the vesting schedule varying depending on the degree of achievement of the various goals. Based upon the Company’s strategic imperatives for 2015, our Compensation Committee determined that the most appropriate performance share structure would continue to balance the underlying pillars of the business – commercial and R&D. In addition, our Compensation Committee determined to further align executive pay directly with shareholder returns through the introduction of a relative TSR metric. Our Compensation Committee continued to utilize an equity model that targets approximately 50% of long-term equity incentives in the form of performance shares.

The R&D goal focuses on the achievement of 50% enrollment in the randomized second line trial of Iclusig vs. nilotinib as a means to further potential market opportunity for Iclusig, to be achieved no later than June 30, 2018.

The Commercial goal is based on fiscal year 2015 Iclusig revenue, as a means to emphasize the importance of executing on Iclusig product sales to lay the foundation for future commercial success. The target (100%) payout for the award is directly aligned with the Company’s formal 2015 financial guidance of $130 to $140 million of net product revenues.

The Relative TSR goal is a mechanism to ensure that executives have direct alignment with ARIAD’s stock price performance, in comparison to the broader industry’s stock performance. ARIAD’s stock price performance will be measured against the components of the NASDAQ Biotechnology Index, which is the life sciences index most highly correlated with ARIAD, and a frequent index used for this type of program structure. The payouts of this objective are described in more detail below.

The objectives of the 2015 performance shares are set forth below. Each metric may pay out between 0% to 160% of target amount based on pre-determined performance thresholds.

Metric	Weighting	Performance Period End Date	Vesting
R&D Goal: Clinical Trial Enrollment	40%	6/30/18	50-100% at achievement; remainder at first anniversary
Commercial Goal: 2015 Global Revenue	40%	12/31/15	34% at achievement; 33% at first and second anniversary
Relative TSR	20%	12/31/17	100% at achievement

Payouts for the Relative TSR metric against the components of the NASDAQ Biotechnology Index are set forth below:

TSR Percentile Achievement	Payout (% of Target)
75th	160%
62nd	130%
50th	100%
38th	85%
25th	50%
< 25th	0%

Other Considerations

STOCK OWNERSHIP GUIDELINES

We have adopted stock ownership guidelines for our CEO and non-employee directors. The guideline for our CEO is ownership of our common stock with a value of at least six times his base salary and for non-employee directors is five times their annual cash compensation. See the subsection “Director Stock Ownership Guidelines” below for more details.

RECOUPMENT POLICY

We adopted an Incentive Compensation Recoupment Policy effective as of January 1, 2015. This recoupment (or “clawback”) policy goes beyond current regulatory requirements and is based on principles that were jointly developed by six major pharmaceutical companies and thirteen institutional investors as a best practice corporate governance strategy that seek to strengthen board risk oversight and preserve long-term shareholder value. It provides the Compensation Committee with broad discretion to recoup certain incentive awards made to the Company’s executive officers in instances of material violations of law or a written Company policy by an executive officer, or by a subordinate employee if the executive failed to supervise the subordinate, if the misconduct caused significant financial harm to the Company. Public disclosure of recoupment decisions will be made in compliance with the rules and regulations of the Securities and Exchange Commission and other applicable laws. The policy can be found on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance.” See the subsection of Item 11 of this Form 10-K/A under the heading “Compensation Practices and Policies Relating to Risk Management” for more details.

EMPLOYMENT AGREEMENTS AND POTENTIAL SEVERANCE AND CHANGE OF CONTROL

We have entered into employment agreements with our NEOs. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances other than for “cause,” including in connection with a “change-in-control.” See the subsection “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table” below for a description of the agreement terms impacting current compensation and “Potential Payments upon Termination or Change in Control” below for a description of applicable severance and change-in-control benefits.

The Compensation Committee believes that change-in-control and severance arrangements are important parts of the overall compensation program for our NEOs. Change-in-control provisions help to secure the continued employment and dedication of our executive officers, to reduce any concern that they might have regarding their own continued employment prior to or following a change-in-control, and to promote a continuity of management during a corporate transaction. Severance arrangements are used primarily to attract, retain and motivate individuals with the requisite experience and ability to drive our success. Severance arrangements also serve, in part, as consideration to secure commitments from our executive officers not to compete with us after termination of their employment.

Effective April 2010, our Compensation Committee adopted a policy that restricts our Company from entering into any future agreement that provides an executive officer with a severance payment following a change-in-control of our Company, except in the case of a termination event (i.e., a “double-trigger”). In addition, the policy also restricts our Company from entering into any future agreement that provides an executive officer with the right to receive excise tax gross-ups following a change-in-control, except in certain unusual circumstances. Effective April 2013, our Compensation Committee revised this policy eliminating the exception to allow for an excise tax gross-up in certain unusual circumstances. We have not entered into any agreements with any of our executive officers that provide for an excise tax gross-up, other than Dr. Berger’s employment agreement, which pre-dated the April 2010 policy.

HEDGING TRANSACTIONS, PLEDGES OF STOCK AND INSIDER TRADING POLICY

Our policies expressly prohibit our employees and directors from:

•	Engaging in hedging transactions such as buying or selling puts and calls on ARIAD stock.

•	Purchasing ARIAD stock on margin and pledging our stock as collateral.

•	Purchasing or selling ARIAD securities while in possession of material, non-public information or otherwise using such information for their personal benefit.

We encourage our executives and directors to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 promulgated under the Exchange Act when they desire to prudently diversify their asset portfolios and exercise their stock options before their scheduled expiration dates.

TAX DEDUCTIBILITY OF COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deduction a public company is permitted for compensation paid to the chief executive officer and to the three most highly compensated executive officers (other than the chief executive officer or chief financial officer). Generally, amounts paid in excess of $1,000,000 to a covered executive cannot be deducted, unless the compensation is paid pursuant to a plan that is performance related, non-discretionary and has been approved by shareholders. Our 2014 Long-Term Equity Incentive Plan permits the issuance of performance-based stock awards that would be compliant with Section 162(m). In 2014 and 2015, we granted performance shares that are intended to comply with Section 162(m). We have not adopted a policy that all executive compensation be fully deductible. The Company may award compensation that is not fully deductible under the Internal Revenue Code when we view such compensation as consistent with our compensation policies and in the best interests of the Company and our stockholders.

Summary Compensation Table

The following table sets forth the compensation paid to or accrued on behalf of our CEO, our Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to collectively as our NEOs, during the fiscal years ended December 31, 2012, 2013 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)		All Other Compensation(2) ($)	Total ($)
Harvey J. Berger, M.D.	2014	751,000	638,350	1,928,790	—		42,560	3,360,700
Chairman, CEO and President	2013 2012	749,754 695,777	— 976,000	2,256,120 1,911,350	2,831,090 2,368,901		35,473 34,810	5,872,437 5,986,838

Timothy P. Clackson, Ph.D.	2014	493,000	365,000	650,320	147,655	(3)	32,075	1,688,050
President of Research and Development and Chief Scientific Officer	2013 2012	492,423 466,077	— 365,000	678,925 602,000	851,949 911,971		31,979 31,030	2,055,275 2,376,078

Edward M. Fitzgerald	2014	466,000	210,000	650,320	—		30,096	1,356,417
Executive Vice President, Chief Financial Officer and Treasurer	2013 2012	465,354 436,461	— 329,000	678,925 376,250	851,949 775,272		30,306 29,636	2,026,533 1,946,619

Martin J. Duvall	2014	453,385	230,000	650,320	—		34,303	1,368,008
Executive Vice President and Chief Commercial Officer	2013	427,262	—	501,360	748,558		23,457	1,700,637

Daniel M. Bollag, Ph.D.	2014	387,000	260,000	650,320	—		32,370	1,329,690
Senior Vice President, Regulatory Affairs and Quality	2013	386,423	—	501,360	629,131		30,772	1,547,687

(1)	The amounts included under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value for restricted stock unit awards and option awards granted during the year, computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair value of the restricted stock unit awards and option awards granted in 2014 are set forth in note 12 to our audited consolidated financial statements titled “Stock Compensation” included in the Original Filing. The grant date fair value of performance shares awarded in 2014 was determined to be $0 and therefore is not included in the table; the Company begins to recognize compensation expense related to performance share units when achievement of the performance condition is probable. The grant date fair value of performance shares awarded in 2014, assuming the maximum potential value is achieved, is $2,825,936 for Dr. Berger; $910,448 for Dr. Clackson; $910,448 for Mr. Fitzgerald; $910,448 for Mr. Duvall and $910,448 for Dr. Bollag.
(2)	Amounts included under “All Other Compensation” for 2014 consist of: (i) matching contributions to our defined contribution retirement savings plan ($7,800 for each of Dr. Berger, Dr. Clackson, Mr. Fitzgerald and Mr. Duvall and $7,205 for Dr. Bollag); and (ii) other compensation ($34,760 for Dr. Berger, $24,275 for Dr. Clackson, $22,296 for Mr. Fitzgerald, $26,503 for Mr. Duvall and $25,165 for Dr. Bollag) consisting of the cost of supplemental long-term disability and long-term care insurances, an annual auto allowance and tax preparation services for each of the named executive officers.
(3)	Dr. Clackson’s option award was granted in recognition of his 20 years of service with the Company pursuant to our program to grant option awards to employees and directors upon reaching 10, 15 or 20 years of service with the Company. This option fully vested upon grant.

Grants of Plan-Based Awards in 2014

The following table shows information regarding grants of equity awards that were made during the year ended December 31, 2014 to each of our NEOs. All awards were made under our 2014 Long-Term Incentive Plan. There were no grants of non-equity incentive plan awards to our named executive officers during 2014.

	Grant Date		Estimated Future Payouts Under Equity Incentive Plan Awards:(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)
			Threshold (#)	Target (#)	Maximum (#)
Harvey J. Berger	01/31/14					261,000	(2)				1,928,790
	01/31/14	(3)	59,750	119,500	191,200						—
	01/31/14	(4)	59,750	119,500	191,200						—

Timothy P. Clackson	01/31/14					88,000	(2)				650,320
	01/31/14	(3)	19,250	38,500	61,600						—
	01/31/14	(4)	19,250	38,500	61,600						—
	03/11/14							25,000	(5)	7.69	147,655

Edward M. Fitzgerald	01/31/14					88,000	(2)				650,320
	01/31/14	(3)	19,250	38,500	61,600						—
	01/31/14	(4)	19,250	38,500	61,600						—

Martin J. Duvall	01/31/14					88,000	(2)				650,320
	01/31/14	(3)	19,250	38,500	61,600						—
	01/31/14	(4)	19,250	38,500	61,600						—

Daniel M. Bollag	01/31/14					88,000	(2)				650,320
	01/31/14	(3)	19,250	38,500	61,600						—
	01/31/14	(4)	19,250	38,500	61,600						—

(1)	The grant date fair values of the awards have been determined in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair values of these awards are set forth in Note 12 to our audited financial statements titled “Stock Compensation” included in the Original Filing.
(2)	These awards are in the form of restricted stock units that vest as to 33 1⁄3% of the awards on each of January 31, 2015, 2016 and 2017, provided that the executive is then employed with us and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.
(3)	These awards are performance shares which will be earned based on the achievement and timing of the achievement of enrolling 50% of the patients in the clinical trial of Iclusig, required by the FDA as part of its post-marketing requirements, prior to September 30, 2017. The earned shares shall vest 50% upon the certification by the Compensation Committee of the achievement of this performance goal and 50% on the one year anniversary thereof, provided that the executive is then employed with us, and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.
(4)	These awards are performance shares which will be earned based on the achievement and timing of the achievement of a two-year cumulative revenue target relating to Iclusig for fiscal years 2014 and 2015. The earned shares shall vest 50% on certification by the Compensation Committee of achievement of this performance goal and 50% on the one year anniversary thereof, provided that the executive is then employed with us, and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.
(5)	Dr. Clackson’s option award was granted in recognition of his 20 years of service with the Company pursuant to our program to grant option awards to employees and directors upon reaching 10, 15 or 20 years of service with the Company. This option was fully vested upon grant.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table

Employment Agreements

Employment agreements with our NEOs provide for base salary as may be adjusted annually, annual bonus opportunities, participation in our benefit plans, the opportunity to receive equity awards and post-termination benefits and obligations.

Dr. Berger’s Amended and Restated Employment Agreement has been in effect since April 2010, with an initial term through December 31, 2013. The employment agreement provides that it will be automatically renewed for successive three-year terms unless either the Company or Dr. Berger provides at least 90 days’ prior notice to the other party that the agreement will terminate at the end of the then-current term. In March 2013, the Board approved the Compensation Committee’s recommendation that Dr. Berger’s 2012 performance be rated as outstanding. Dr. Berger’s performance rating was based on ARIAD’s exceptional performance in 2012, during which the Company obtained accelerated U.S. marketing approval for Iclusig. In light of his strong performance and the Company’s commercial launch of Iclusig in early 2013, Dr. Berger’s employment agreement was automatically renewed in 2013 for a new three-year term expiring on December 31, 2016. In addition, Dr. Berger’s employment agreement provides that following a change in control (as defined in the agreement), his employment term will continue until the later of the expiration of the then current term or the day following the second anniversary of the date on which the change in control occurs.

In April 2014, the terms of employment of each of our Other NEOs were extended to December 31, 2016. These employment agreements provide for automatic renewal for successive one-year terms absent 90 days’ notice to the contrary by either party. Each employment agreement specifies a minimum level of base salary for the executive, but gives our Compensation Committee authority to increase the executive’s base salary from time to time.

Dr. Berger’s employment agreement provides that we will pay him a discretionary cash bonus based on a target of not less than 50% of his then current salary, with the actual amount determined by our Board. The employment agreements for our Other NEOs provide for discretionary bonuses based on a target of not less than 30% of their then current salaries, payable in the form of stock options, stock awards, restricted stock units, deferred compensation or cash, as determined by our Board. The annual targets are reviewed and established each year by the Compensation Committee. The target awards for 2014 are set forth in the CD&A in Item 11 of this Form 10-K/A under the heading “Executive Compensation Determinations.”

The employment agreements also provide that each executive is entitled to, among other things, participate in any incentive, stock award or bonus plan, pension, group insurance and fringe benefits on the same basis as executives at a comparable level; group health, disability and life insurance; paid vacation; an auto allowance of $1,000 per month; standard tax preparation and planning services; reimbursement of business expenses; indemnification and directors’ and officers’ insurance coverage and for executives who had received credit under our sabbatical policy prior to its termination in 2008, a lump sum payment upon termination of employment in good standing equal to three months of their base salary for each sabbatical that was fully earned under the policy. In addition, Dr. Berger’s employment agreement provides him with medical malpractice insurance with coverage reasonably satisfactory to Dr. Berger and legal costs to enforce the employment agreement on an as-incurred basis subject to repayment if we prevail.

The employment agreements with our NEOs also provide for severance payments upon termination of employment by us without cause, termination by the executive for material breach of the agreement by us, non-renewal (for Dr. Berger only) or termination in connection with a change in control. Dr. Berger’s agreement also provides for a tax gross-up in the event that any amounts payable by us or our successor are subject to excise taxes under Sections 280G and 4999 of the Code. See “Potential Payments upon Termination or Change in Control” for a description of these provisions in the employment agreements.

Dr. Berger’s Retirement Agreement

On April 28, 2015, the Company entered into a retirement letter agreement with Dr. Berger (the “Retirement Agreement”), pursuant to which Dr. Berger has agreed to retire as Chief Executive Officer and President of the Company and retire as a member and as Chairman of the Company’s Board, upon the appointment of his permanent successor or December 31, 2015, whichever is earlier. Pursuant to the Retirement Agreement, Dr. Berger’s annual base salary was adjusted to $773,500, retroactive to January 1, 2015, he will be eligible to receive an annual performance award for 2015 and he will continue to participate in the Company’s employee benefit plans while he remains employed by the Company prior to his retirement. These payments and benefits are in lieu of any amounts provided under Dr. Berger’s employment agreement, described above. Upon his retirement, Dr. Berger will receive the severance benefits described in his employment agreement with the Company that he would have been entitled to receive had his employment been terminated by the Company without cause or by him for good reason. Following his retirement, Dr. Berger has agreed to serve as a special advisor to the Board and to the successor Chief Executive Officer of the Company until the date of the Company’s 2016 Annual Meeting or earlier under certain circumstances. Dr. Berger will continue to receive his annual base salary and participate in the Company’s employee benefit plans while he is employed as a special advisor. In addition to other customary restrictive covenants, the Retirement Agreement prohibits Dr. Berger from competing with the

Company or soliciting or hiring its employees during the period he remains employed as a special advisor and during the one-year period thereafter. In April 2015, in connection with the Company’s 2014/2015 compensation cycle, the Board approved a grant of restricted stock units to Dr. Berger with respect to 345,000 shares of common stock, which will vest subject to Dr. Berger satisfying certain obligations under the Retirement Agreement. The foregoing is not a complete description of the terms of the Retirement Agreement. For a further description of the terms of the Retirement Agreement, including a copy thereof, please see our Current Report on Form 8-K that we filed with the SEC on April 29, 2015.

Performance Awards

The Compensation Committee awards performance shares to NEOs that pay out only if specific strategic targets are met, and based on the timing in meeting those goals.

In 2012, we awarded performance shares to all of our NEOs providing that 50% to 160% of the target award would be earned on obtaining regulatory approval from the EMA to market Iclusig in the EU, providing such approval was obtained by the end of 2016. The objective was achieved in July 2013, which triggered payment at 160% of target. In accordance with the terms of the grant, 50% of the award vested in July 2013, 25% vested in July 2014 and the remaining 25% will vest in July 2015.

In 2013, we awarded performance shares to all of our NEOs providing that 50% to 160% of the target award would be earned on full patient enrollment in a pivotal registration trial for a new indication of any ARIAD product, excluding the Phase 3 EPIC trial for Iclusig, provided that such enrollment is completed before the end of 2016. The number of shares that may be earned and the vesting schedule is dependent on when the performance milestone is achieved. The performance milestone has not yet been achieved and, as a result, the performance awards may only be earned in an amount between 50% and 100% of the target award. If the performance milestone is achieved in 2015, the target amount will be earned and the shares will vest 50% on the date that the Compensation Committee certifies that the performance milestone has been achieved and 50% will vest on the first anniversary of such date. If the performance milestone is achieved in 2016, 50% of the target amount will be earned and the shares will vest in full on the date that the Compensation Committee certifies that the performance milestone has been achieved. If the performance milestone is not achieved by December 31, 2016, the performance shares will terminate and have no value.

In 2014, we awarded performance shares to all of our NEOs based on two separate milestones: R&D and revenue. The awards provide that 50% to 160% of the target award will be earned based on the separate achievement of each performance goal. The performance shares based on the R&D goal will be earned when we enroll 50% of the patients in the clinical trial of Iclusig required as part of the FDA’s post-marketing requirements, provided this goal is met by September 30, 2017. The performance shares based on the revenue goal will be earned based on a two-year cumulative revenue target for Iclusig for fiscal years 2014 and 2015. If earned, each of these awards will vest 50% on the certification by the Compensation Committee of achievement of the applicable performance goal and 50% on the one year anniversary thereof. If the R&D milestone is not achieved as of September 30, 2017 and the lower end of the revenue target is not achieved at the end of fiscal year 2015, then these performance shares will terminate and have no value.

In April 2015, we awarded performance shares to our Other NEOs based on three separate milestones: R&D, revenue and TSR. The awards provide that 50% to 160% of the target award will be earned based on the separate achievement of each performance goal. The performance shares based on the R&D goal will be earned when we enroll 50% of the patients in a randomized second line clinical trial that will evaluate Iclusig vs. nilotinib (or another second-generation BCR-ABL inhibitor), provided this goal is met by June 30, 2018. The performance shares based on the revenue goal will be earned if we achieve a revenue target for Iclusig for fiscal year 2015. The performance shares based on TSR will be earned if we achieve a target TSR for the three year period beginning January 1, 2015 and ending December 31, 2017 as compared to the component companies of the NASDAQ Biotechnology Index. If earned, the R&D performance awards vest over one year or on the date of the certification of the achievement by the Compensation Committee, depending upon when the enrollment is achieved. If earned, 34% of the revenue performance awards vest on the date of certification of the revenues by the Compensation Committee and an additional 33% of the earned shares will vest on each of the first and second anniversaries of such date; and the total shareholder return performance awards will vest in full on the date of the certification of the achievement of the percentage by the Compensation Committee during the first quarter of 2018. If the R&D milestone is not achieved by June 30, 2018, the lower end of the revenue target is not achieved for fiscal 2015 and the TSR target is not achieved at the end of 2017, these performance shares will terminate and have no value. Our CEO did not receive any performance share awards. For a description of the RSUs awarded to Dr. Berger in April 2015, see the subsection of Item 11 of this Form 10-K/A under the heading “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table – Dr. Berger’s Retirement Agreement.”

Outstanding Equity Awards at December 31, 2014

The following table lists the outstanding equity awards at December 31, 2014 for each of our NEOs.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable(1) (#)		Number of Securities Underlying Unexercised Options: Unexercisable(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Values of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)
Harvey J. Berger	150,000				7.56	10/04/15
	240,000				4.64	03/06/17
	25,000	(3)			4.49	04/16/17
	220,000				7.82	04/01/21
	142,000		71,000	(4)	15.05	03/20/22
	72,000		144,000	(5)	20.89	03/19/23
							34,000	(7)	233,580
							36,800	(8)	252,816
							72,000	(9)	494,640
							261,000	(10)	1,793,070
										95,000	(11)	652,650
										119,500	(12)	820,965
										119,500	(13)	820,965

Timothy P. Clackson	20,657				7.56	10/04/15
	55,458				4.49	04/16/17
	24,999	(3)			2.62	12/08/19
	30,000				3.25	06/24/20
	59,369				7.82	04/01/21
	54,667		27,333	(4)	15.05	03/20/22
	21,667		43,333	(5)	20.89	03/19/23
	25,000	(3)			7.69	03/11/24
							13,333	(7)	91,598
							14,000	(8)	96,180
							21,666	(9)	148,845
							88,000	(10)	604,560
										35,000	(11)	240,450
										38,500	(12)	264,495
										38,500	(13)	264,495

Edward M. Fitzgerald	60,000				7.56	10/04/15
	100,000				4.49	04/16/17
	40,000				3.25	06/24/20
	68,000				7.82	04/01/21
	20,000	(3)			14.50	01/17/22
	34,000		17,000	(4)	15.05	03/20/22
	21,667		43,333	(5)	20.89	03/19/23
							8,333	(7)	57,248
							14,000	(8)	96,180
							21,666	(9)	148,845
							88,000	(10)	604,560
										35,000	(11)	240,450
										38,500	(12)	264,495
										38,500	(13)	264,495

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable(1) (#)	Number of Securities Underlying Unexercised Options: Unexercisable(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Values of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)
Martin J. Duvall	75,000	25,000	(6)	10.28	09/19/21
	6,667	3,333	(4)	15.05	03/20/22
	16,000	32,000	(5)	20.89	03/19/23
	8,750	26,250		4.29	12/09/23
						1,667	(7)	11,452
						2,800	(8)	19,236
						16,000	(9)	109,920
						88,000	(10)	604,560
									20,000	(11)	137,400
									38,500	(12)	264,495
									38,500	(13)	264,495

Daniel M. Bollag	11,250			1.30	03/10/19
	32,000			7.82	04/01/21
	25,333	12,667	(4)	15.05	03/20/22
	16,000	32,000	(5)	20.89	03/19/23
						6,000	(7)	41,220
						8,000	(8)	54,960
						16,000	(9)	109,920
						88,000	(10)	604,560
									20,000	(11)	137,400
									38,500	(12)	264,495
									38,500	(13)	264,495

(1)	Options have ten-year terms. Unless otherwise indicated, the options reported in this table vest 25% per year over the four-year period following the date of grant, provided that the option holder is still an employee of ARIAD.
(2)	The market value of the stock awards is determined by multiplying the number of shares by $6.87, the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2014, the last business day of our most recently completed fiscal year.
(3)	These options were granted pursuant to our program to grant options to employees and directors upon reaching 10, 15 or 20 years of service with ARIAD. These options are fully vested upon grant and have a term of 10 years.
(4)	These options vest on March 20, 2015.
(5)	These options vest 50% on March 19, 2015 and 2016.
(6)	These options vest on September 19, 2015.
(7)	These restricted stock units vest on March 20, 2015.
(8)	The performance metric for these performance shares (approval from the EMA to market Iclusig in the EU) was achieved in July 2013. The remaining balance of these performance shares will vest on July 15, 2015.
(9)	These restricted stock units vest 50% on March 19, 2015 and 2016.
(10)	These restricted stock units vest 33 1⁄3% on January 31, 2015, 2016 and 2017.
(11)	These performance shares vest only if we achieve full patient enrollment in a pivotal registration trial for a new indication of any ARIAD product, excluding the Phase 3 EPIC trial for Iclusig, prior to the end of 2016. These amounts represent target awards with the final number of shares to be issued being dependent upon when, prior to the end of 2016, such performance milestone is achieved.
(12)	These performance shares vest only if we enroll 50% of the patients in the clinical trial of Iclusig required as part of the FDA’s post-marketing requirements by September 30, 2017. These amounts represent target awards with the final number of shares to be issued being dependent upon when, prior to October 1, 2017, the clinical trial performance milestone is achieved.
(13)	These performance shares vest only if we achieve at least the lower end of the revenue target for fiscal years 2014 and 2015. These amounts represent target awards with the final number of shares to be issued being dependent upon the amount of revenue achieved within the target range.

Option Exercises and Stock Vested in 2014

The following table contains information regarding option exercises and stock awards that vested during the year ended December 31, 2014 held by our NEOs.

	Option Awards		Stock Awards
	Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harvey J. Berger	19,120	9,942	—		—
	130,880	68,058	—		—
			41,667	(2)	355,003
			34,000	(3)	276,420
			36,800	(4)	204,976
			36,000	(5)	294,840

Timothy P. Clackson			13,000	(2)	110,760
			13,333	(3)	108,397
			14,000	(4)	77,980
			10,834	(5)	88,730

Edward M. Fitzgerald	25,000	24,668	—		—
	25,000	24,668	—		—
			13,000	(2)	110,760
			8,333	(3)	67,747
			14,000	(4)	77,980
			10,834	(5)	88,730

Martin J. Duvall			1,666	(3)	13,545
			2,800	(4)	15,596
			8,000	(5)	65,520

Daniel M. Bollag	26,250	129,087	—		—
			6,000	(2)	51,120
			6,000	(3)	48,780
			8,000	(4)	44,560
			8,000	(5)	65,520

(1)	Value represents the market value of a share of our common stock at the time of exercise minus the exercise price per share of the option, multiplied by the number of shares acquired upon exercise.
(2)	This represents the vesting of restricted stock units granted on April 1, 2011. The value realized is calculated by multiplying the number of shares issued times $8.52, the closing price of our common stock on April 1, 2014.
(3)	This represents the vesting of restricted stock units granted on March 20, 2012. The value realized is calculated by multiplying the number of shares issued times $8.13, the closing price of our common stock on March 20, 2014.
(4)	This represents the vesting of performance shares granted on March 20, 2012 which were earned in July 2013 and became 25% vested on July 15, 2014. The value realized is calculated by multiplying the number of shares issued times $5.57, the closing price of our common stock on July 15, 2014.
(5)	This represents the vesting of restricted stock units granted on March 19, 2013, which vested on March 19, 2014. The value realized is calculated by multiplying the number of shares issued times $8.19, the closing price of our common stock on March 19, 2014.

Non-Qualified Deferred Compensation in 2014

The following table contains information about the participation of our NEOs in our 2005 Executive Compensation Plan during and as of the year ended December 31, 2014. Dr. Berger does not participate in this plan.

Name	Executive Contributions ($)	Registrant Contributions ($)	Aggregate Earnings(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year End ($)
Timothy P. Clackson	—	—	5,973	(346,624)	—
Edward M. Fitzgerald	—	—	5,292	(304,108)	—
Martin J. Duvall	—	—	—	—	—
Daniel M. Bollag	—	—	2,776	(150,755)	—

(1)	No portion of the amounts listed in the “Aggregate Earnings” column was reported as compensation in 2014 in the Summary Compensation Table.

The 2005 Executive Compensation Plan is an unfunded, non-qualified, deferred compensation plan and is intended to comply with the requirements of Section 409A of the Code. The Compensation Committee may from time to time in its sole discretion allow participants to defer payment of part of their compensation under the 2005 Executive Compensation Plan on a pre-tax basis. In addition, the Compensation Committee may elect to issue awards under the 2005 Executive Compensation Plan to participants either as performance-based awards or on an ad hoc basis. Deferred amounts are subject to certain vesting requirements (other than for salary deferrals) and payment provisions as specified at the time of the deferral. Our Compensation Committee, in its sole discretion, determines the terms of awards, including the acceleration or modification of vesting terms. Amounts that are not vested as of the time of a participant’s separation from service are forfeited, subject to the terms of the participant’s executive employment agreement. Vesting of unvested amounts may be accelerated in connection with a change in control at the Compensation Committee’s discretion. Participants may choose to receive payment of their vested benefits in either a lump sum or annual installments (but not to exceed 20 years) at either a specified date, upon the first anniversary of their separation from service, or the earlier of these two dates. A participant may subsequently change the form of payment or elect to defer the timing of payment, within certain limits, provided the change is elected at least twelve months before the previously scheduled date for commencement of payment. Any changes to the timing of payment must be deferred for at least five additional years.

There were no deferred compensation awards under the 2005 Executive Compensation Plan in 2014 and all prior deferred amounts vested and were paid out in 2014.

Potential Payments upon Termination or Change in Control

Chief Executive Officer

The following is a summary of the severance and change in control benefits provided to Dr. Berger, our CEO, under the terms of his employment agreement as in effect on December 31, 2014. For a summary of the terms of Dr. Berger’s Retirement Agreement, see “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table” and our Current Report on Form 8-K that we filed with the SEC on April 29, 2015.

EMPLOYMENT TERMINATION WITHOUT CAUSE

If we terminate Dr. Berger’s employment without “cause” or Dr. Berger terminates his employment for “good reason,” each as defined below, we are obligated to take the following actions:

•	Accelerate the vesting of the stock options, stock grants, and similar equity rights granted to Dr. Berger and provide for continued exercisability of all awards through their original terms with all rights.

•	Make a cash lump sum payment equal to the sum of three times Dr. Berger’s then current annual salary and three times the bonus amount paid to him for the preceding year, provided that such bonus amount shall not be less than 50% of his salary.

“Cause” for purposes of Dr. Berger’s employment agreement consists of any of the following:

•	Willful neglect of duties following written notice and a 30-day opportunity to correct.

•	Conviction of a felony involving moral turpitude.

•	Any act of fraud or embezzlement involving us or any of our affiliates.

Any determination of cause requires at least a two-thirds vote of the entire Board.

Termination for “good reason” for purposes of Dr. Berger’s employment agreement consists of any of the following:

•	A material reduction of duties or authority that continues for 30 days.

•	An uncured material breach of the employment agreement or any other material agreement with the Company that continues for 30 days.

•	A “Change in Control” (as defined below) occurs and Dr. Berger is not the CEO of the surviving corporation.

•	Dr. Berger is no longer elected to our Board, named as Chairman and designated as our CEO.

•	Dr. Berger ceases to be our highest ranking executive with the power to appoint and remove all other ARIAD employees.

•	A person other than Dr. Berger or a person designated by Dr. Berger is elected ARIAD’s president.

•	The retention of any senior executive officer by ARIAD, or an offer to pay compensation to any senior executive officer that in either case is unacceptable to Dr. Berger, in his reasonable judgment.

•	We file for bankruptcy or similar proceedings or an involuntary petition is commenced against us.

NON-RENEWAL

If we do not renew Dr. Berger’s employment agreement at the end of its term, we are obligated to make a lump sum cash payment equal to two times Dr. Berger’s then current annual salary and accelerate the vesting of all stock options, stock grants and similar equity rights granted to him and provide for continued exercisability of all awards through their original terms with all rights. Any determination not to renew Dr. Berger’s employment requires at least a two-thirds vote of the entire Board.

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

In addition, Dr. Berger has the right to terminate his employment agreement for “good reason” if a “Change in Control” occurs and he is not the CEO of the surviving corporation, in which case we will pay Dr. Berger the same benefits as if we had terminated his employment without cause. Dr. Berger’s agreement also provides that, following a Change in Control, his term of employment will continue until the later of the existing term or two years and one day following the Change in Control.

A tax gross-up will be paid on Dr. Berger’s behalf if any amounts payable by us (or our successor) become subject to excise taxes under Sections 280G and 4999 of the Code.

Generally, pursuant to Dr. Berger’s employment agreement, there is a “Change in Control” if any of the following occurs:

•	Any person makes a tender or exchange offer for our common stock pursuant to which such person acquires 40% or more of our issued and outstanding common stock.

•	A merger or consolidation of ARIAD, other than a merger or consolidation of ARIAD in which our voting securities prior to the transaction continue to represent more than 50% of the total voting power of the surviving corporation, or the sale or disposition of all or substantially all of our assets.

•	Any person acquires more than 40% of our issued and outstanding voting securities.

The following table sets out the estimated potential payments upon termination or a Change in Control for Dr. Berger, based on the assumptions discussed above and assuming such event occurred on December 31, 2014.

Dr. Berger

Payments and Benefits	Voluntary termination or termination for Cause ($)	Non- Renewal ($)	Termination by ARIAD Without Cause or by the Executive with Good Reason Absent a Change-in- Control ($)	Death, Disability or Acceleration of Vesting upon Change- in-Control without Termination ($)	Termination by ARIAD without Cause or by the Executive with Good Reason Following a Change-in- Control ($)
Severance benefits:
Lump sum payment	—	1,502,000	3,379,500	n/a	3,379,500
Healthcare benefits	34,741	34,741	34,741	n/a	34,741

Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	5,068,686	5,068,686	6,445,434	6,445,434

280G Tax Gross-Up(2)	n/a	n/a	n/a	n/a	—
Total Payment	34,741	6,605,427	8,482,927	6,445,434	9,859,675

(1)	Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Dr. Berger as of December 31, 2014 is included in the “Outstanding Equity Awards at December 31, 2014” table.
(2)	Based on the assumptions set forth above, Dr. Berger’s payments will not result in a tax gross-up payment to him based on Dr. Berger’s taxable wages per Form W-2 for the years 2009 through 2013. The amount of the tax gross-up, if any, that would arise would depend upon the facts and circumstances at the time of a change-in-control and any related employment termination.

The acceleration of equity awards in the table above includes the value of unvested stock options and restricted stock units, the value of performance shares granted in 2012 the vesting of which is now time based as the performance objective has been achieved and the value of performance shares granted in 2013 and 2014 for which the performance objectives had not been achieved as of December 31, 2014. The 2013 and 2014 performance shares vest in connection with a change in control at the maximum award level, or 160% of the target. The values of equity awards included in the table above is based on the intrinsic value of such awards on December 31, 2014 (i.e. the difference between the market value of the Company’s common stock on that date and the exercise or purchase price, if any).

The amounts in the table do not include the value of the lump sum payment ($563,250) we will make to Dr. Berger on termination of employment in good standing for amounts previously earned under our now terminated sabbatical policy, as described above in the subsection “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2014 Table.”

Other NEOs

The following is a description of the potential payments upon termination or change in control with respect to our Other NEOs:

EMPLOYMENT TERMINATION WITHOUT CAUSE

If we terminate the employment of our Other NEOs without cause, we are obligated to continue payment of the executive’s then current salary for a period of twelve months following the effective date of termination; accelerate vesting of all stock, stock options, stock awards and similar equity awards and deferred compensation awards granted to the executive that would have otherwise vested during the remaining term of that executive’s contract, subject to the normal post termination exercise period; and continue payment of all benefits covered under COBRA for up to one year.

“Cause” for purposes of our Other NEOs’ employment agreements consists of any of the following:

•	The officer’s failure to perform any of his material duties.

•	The conviction of the officer of any felony.

•	Commission of any crime related to the officer’s employment with the Company.

•	Violation of any law or regulation related to our business.

•	Conduct that could result in unfavorable publicity for us in a material way.

•	Unprofessional conduct inconsistent with the officer’s position with the Company.

•	Failure to comply with our written policies.

•	Breach of the terms of the employment agreement.

The executive officer has a right to cure any conduct that constitutes cause, if curable, within 30 days after receiving written notice.

For purposes of determining payments upon termination, a termination of the employment agreement by an Other NEO due to an uncured breach by us of the employment agreement is treated as a termination of the executive’s employment without cause.

NON-RENEWAL

If we do not renew the employment agreement of our Other NEOs, no severance benefit is payable. In addition, any unvested stock awards, stock options, restricted stock or restricted stock units, performance shares or unvested portions of past bonuses in the form of deferred compensation shall be forfeited to the Company.

EMPLOYMENT TERMINATION WITH CAUSE

Any unvested stock awards, stock options, restricted stock or restricted stock units, performance shares or unvested portions of past bonuses in the form of deferred compensation shall be forfeited to the Company in the event the employment is terminated by the Company for Cause.

CHANGE IN CONTROL

In the event of a consummation of a “Change in Control”, if within one year following such occurrence the Company terminates the executive officer’s employment without cause or the executive officer resigns for good reason, we are obligated to accelerate the vesting of all stock options, stock grants and similar equity rights and deferred compensation awards granted to the officer and provide for continued exercisability of all awards through their original terms with all rights. We are also obligated to continue to pay the Other NEOs their then current salary for a period of 24 months from the effective date of termination. Good reason means the involuntary relocation of more than 25 miles, the material breach of the employment agreement by the Company, or the material diminution of the officer’s responsibilities, which situation remains uncured within a specified timeframe after notice.

The Change in Control definition with respect to the employment agreements for the Other NEOs is similar to the employment agreement for Dr. Berger except that the threshold for acquisition of shares of our common stock is 50% for the Other NEOs.

The following tables set out the estimated potential payments upon termination or a change in control for our Other NEOs, based on the assumptions following the table and assuming such event occurred on December 31, 2014. The total of continued payments in the case of termination by ARIAD without cause in the tables below reflect the remaining terms of the employment agreements with each of these executives. The footnotes to all of the tables follow the last table.

Dr. Clackson

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	493,000	986,000
Healthcare benefits	—	23,533	23,533	35,299
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	359,490	739,659	2,172,287
Total Payment	—	383,023	1,256,192	3,193,587

Mr. Fitzgerald

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	466,000	932,000
Healthcare benefits	—	23,161	23,161	34,741
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	332,577	705,313	2,137,937
Total Payment	—	355,737	1,194,474	3,104,678

Mr. Duvall

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	455,000	910,000
Healthcare benefits	—	23,161	23,161	34,741
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	246,911	588,794	1,879,117
Total Payment	—	270,072	1,066,954	2,823,858

Dr. Bollag

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	387,000	774,000
Healthcare benefits	—	23,533	23,533	35,299
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	285,514	609,135	1,876,884
Total Payment	—	309,047	1,019,668	2,686,183

(1)	Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by the Other NEOs as of December 31, 2014 is included in the “Outstanding Equity Awards at December 31, 2014” table.

The acceleration of equity awards in the tables above includes the value of unvested stock options and restricted stock units, the value of performance shares granted in 2012 the vesting of which is now time based as the performance objective has been achieved and the value of performance shares granted in 2013 and 2014 for which the performance objectives had not been achieved as of December 31, 2014. In the case of termination by the Company without Cause or by the officer for the Company’s material breach, awards that would have vested during the remaining term of the officer’s employment agreement accelerate. In the case of termination by the Company without Cause or by the officer for good reason within one year of a Change in Control, all such outstanding awards immediately vest and remain exercisable according to their terms. In addition, performance shares granted in 2013 and 2014, for which the performance objective has not yet been achieved, will immediately vest upon termination in connection with a change in control at the maximum level, or 160% of the award, and are included in the above tables. The values of equity awards included in the table above is based on the intrinsic value of such awards on December 31, 2014 (i.e. the difference between the market value of the Company’s common stock on that date and the exercise or purchase price, if any).

The amounts in the above tables do not include the value of the lump sum payments payable upon termination in good standing to Dr. Clackson ($123,250) and Mr. Fitzgerald ($116,500) for amounts previously earned under our now terminated sabbatical policy, as described in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table in 2014” above. The amounts in the above tables also do not reflect any reduction in payments related to the modified economic cutback provisions in the executive officers’ employment agreements that may apply on or after a change-in-control.

Assumptions Regarding Post Termination Payment Tables

Except as otherwise specifically noted above, the tables presented on the preceding pages were prepared as though each NEOs’ employment was terminated on December 31, 2014, using the closing price of our common stock on that date ($6.87). We are required by the SEC to use these assumptions. With those assumptions taken as a given, we believe that the remaining assumptions listed above, which are necessary to produce these estimates and reflect solely our interpretation of our contractual obligations, are reasonable in the aggregate. However, the executives’ employment was not terminated on December 31, 2014 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those described if either or both of them occur on any other date or at any other price of our common stock, or if any assumption is not correct in fact.

Director Compensation

Annual compensation for our non-employee directors is as follows:

•	A one-time grant upon initial appointment or election to the Board of 75,000 stock options, which vest over three years in equal amounts on the first, second and third anniversaries of the grant date.

•

Annual cash compensation of $70,000, paid in equal quarterly amounts on or about the last day of each calendar quarter. In lieu of cash, a director may elect to receive the equivalent value in restricted shares of our common stock on January 31, subject to a lapsing repurchase right as to 25% of the shares on March 31, June 30, September 30 and December 31 of the

year of the award. The number of shares to be issued will be determined based on the volume weighted average price of our common stock for the month of December of the prior year. Any such election to be paid in shares in lieu of cash must be made by January 15 of each calendar year.

•	An annual equity grant of 25,000 stock options and 12,500 restricted stock units which vests as to 25% of the shares on March 31, June 30, September 30 and December 31 of the year of the award.

The exercise price of each stock option award is the closing price of our common stock as quoted on the NASDAQ Global Select Market on the grant date. These awards have terms of 10 years, subject to earlier termination. The annual cash component is prorated for any director who joins the Board during the year beginning on the first day of the fiscal quarter in which he or she was initially appointed or elected and the individual may elect to be paid in shares in lieu of cash. If a director dies, resigns or is removed during any quarter, he or she shall be entitled to a cash payment (or shares in lieu thereof) on a pro-rated basis through his or her last day of service.

In 2014 the grants were made under our 2006 Long-Term Incentive Plan. All future equity grants will be made under our 2014 Long-Term Incentive Plan or a future equity plan approved by our stockholders.

Dr. Berger receives no additional compensation for serving on our Board. No other director is an employee of the Company.

2014 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(1)(2) ($)	Total ($)
Alexander J. Denner, Ph.D.(3)	60,278	—	502,658	562,936
Jay R. LaMarche	70,000	83,438	141,713	295,150
Athanase Lavidas, Ph.D.	70,000	83,438	141,713	295,150
Massimo Radaelli, Ph.D.	70,000	83,438	141,713	295,150
Norbert G. Riedel, Ph.D.	70,000	83,438	141,713	295,150
Sarah J. Schlesinger, M.D.	70,000	83,438	141,713	295,150
Robert M. Whelan, Jr. (4)	52,500	83,438	141,713	277,650
Wayne Wilson	70,000	83,438	141,713	295,150

(1)	No director received restricted stock in lieu of cash fees.
(2)	The amounts included under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value for stock awards and option awards granted during the year, computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair value of the restricted stock unit awards and option awards are set forth in note 12 to our audited consolidated financial statements, entitled “Stock Compensation,” included in the Original Filing. As of December 31, 2014, each non-employee director had the following aggregate number of stock options outstanding: Mr. Denner – 75,000; Mr. LaMarche – 95,000; Dr. Lavidas – 45,000; Dr. Radaelli – 77,319; Dr. Riedel – 50,000; Dr. Schlesinger – 65,000; Mr. Whelan – 0; and Mr. Wilson – 50,000.
(3)	Dr. Denner was appointed to the Board effective as of February 20, 2014. Upon his initial appointment to the Board, Dr. Denner was granted stock options to purchase 75,000 shares of common stock. Dr. Denner’s annual cash compensation was pro-rated due to his partial service during 2014.
(4)	Mr. Whelan resigned from the Board effective as of October 1, 2014. 25% of the options and restricted stock units granted to Mr. Whelan in 2014 were forfeited upon his resignation. Mr. Whelan’s annual cash compensation was pro-rated due to his partial service during 2014.

Director Stock Ownership Guidelines

In 2012, we adopted stock ownership guidelines, to be phased in over five years, for our non-employee directors. In December 2014, we strengthened the guidelines so that our non-employee directors are required to own Company common stock worth at least five times his or her annual cash compensation. Newly elected directors have five years from when they are first elected or appointed to the Board to comply with these guidelines. As of December 31, 2014, all of our then serving non-employee directors with the exception of Sarah

Schlesinger, who recently joined the Board, are in early compliance with our stock ownership guidelines. The guidelines are designed to align the interests of our non-employee directors with those of our stockholders by ensuring that our non-employee directors have a meaningful financial stake in our long-term success. In developing these guidelines, we reviewed the market practices of our then current peer group companies to determine a meaningful level of ownership to align our directors and stockholders.

Compensation Practices and Policies Relating to Risk Management

The Compensation Committee has assessed the Company’s compensation policies, practices and awards, including the use of performance shares, and has concluded that our compensation policies, practices and awards do not create risks that are reasonably likely to have a material adverse effect on the Company.

Our management assessed the Company’s compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature, and reported its assessment to the Compensation Committee. We do not have any programs where a participant may be able to directly affect variability or timing of payout. Rather, our compensation programs include a combination of fixed base salaries, cash bonuses, long-term incentive awards, including performance-based compensation and employee retirement plans that are generally uniform in design and operation throughout the Company and with all levels of employees.

In 2012, we implemented a minimum stock ownership guideline for our CEO equal to six times his base salary, to be phased in over five years, as well as minimum stock ownership guidelines for the non-employee members of our Board of Directors. Our CEO already meets the minimum stock ownership guideline. In 2014, we increased the stock ownership guideline applicable to our non-employee directors to five times their annual cash compensation, up from three times. As with the original CEO requirement, the policy is phased in over five years. Our non-employee directors already meet this guideline, with the exception of Drs. Denner and Schlesinger, who both recently joined the Board. We believe the adoption of such guidelines further aligns the interests of our CEO and our Board of Directors with those of our stockholders.

We adopted an Incentive Compensation Recoupment Policy effective as of January 1, 2015. This recoupment (or “clawback”) policy goes beyond current regulatory requirements, and is based on principles that were jointly developed by six major pharmaceutical companies and 13 institutional investors as a best practice corporate governance strategy that seeks to strengthen board risk oversight and preserve long-term shareholder value. It provides the Compensation Committee with broad discretion to recoup certain incentive awards made to the Company’s executive officers in instances of material violations of law or a written Company policy by such executive officer, or by a subordinate employee, if the executive failed to supervise the subordinate, where the misconduct caused significant financial harm to the Company. Public disclosure of recoupment decisions will be made in compliance with the rules and regulations of the Securities and Exchange Commission and other applicable laws. Where the Company deems it appropriate, it may provide disclosure beyond that required by law. The policy can be found on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance.”

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, Drs. Lavidas and Riedel and Mr. Whelan, until his resignation from the Board on October 1, 2014, served as members of our Compensation Committee. In 2014, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board or Compensation Committee. There are no family relationships between or among the members of our Board or executive officers.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed with members of management the CD&A section included in this Form 10-K/A, as required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

Members of the Compensation Committee

Norbert G. Riedel, Ph.D., Chair

Athanase Lavidas, Ph.D.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2015, certain information with respect to (i) each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known to us to own beneficially more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs and (iv) all of our current directors and executive officers as a group. In accordance with the rules promulgated by the SEC, such ownership includes shares currently owned, as well as shares that the named person has the right to acquire within 60 days of April 20, 2015, including, but not limited to, shares that the named person has the right to acquire through the exercise of any option and restricted stock units that will be vested as of that date. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the common stock shown as beneficially owned. Percentage ownership is based on 188,522,916 shares of common stock outstanding as of April 20, 2015.

Name and Address**	Number and Nature of Shares Beneficially Owned		Percent of Class
BlackRock, Inc.	13,518,063	(1)	7.17%
55 East 52nd Street
New York, NY 10022
The Vanguard Group, Inc.	10,735,985	(2)	5.69%
100 Vanguard Blvd.
Malvern, PA 19355
Sarissa Capital Management LP	12,850,000	(3)	6.82%
660 Steamboat Road, 3rd Floor
Greenwich, CT 06830
Harvey J. Berger, M.D.	4,793,248	(4)	2.53%
Timothy P. Clackson, Ph.D.	711,438	(5)	*
Edward M. Fitzgerald	688,185	(6)	*
Martin J. Duvall	182,792	(7)	*
Daniel M. Bollag, Ph.D.	223,547	(8)	*
Alexander J. Denner, Ph.D.	12,903,915	(3)	6.84%
Jay R. LaMarche	647,651	(9)	*
Athanase Lavidas, Ph.D.	170,381	(10)	*
Anna Protopapas	0		*
Massimo Radaelli, Ph.D.	176,569	(11)	*
Wayne Wilson	169,250	(12)	*
Norbert G. Riedel, Ph.D.	165,609	(13)	*
Sarah Schlesinger	85,184	(14)	*
All current directors and executive officers as a group (17 persons)	21,523,448	(15)	11.27%

*	Indicates less than 1% of the outstanding shares of common stock.
**	Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.
(1)	This information is based solely on information contained in a Schedule 13G filed with the SEC on February 2, 2015 by BlackRock, Inc. The shares are held by various subsidiaries of BlackRock, Inc. that have voting and dispositive power over the shares, as detailed in the filing.
(2)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 10, 2015 by The Vanguard Group, Inc. The shares are held by various subsidiaries of The Vanguard Group, Inc. that have voting and dispositive power over the shares, as detailed in the filing.
(3)	The information regarding Sarissa Capital Management LP is based solely on information contained in a Schedule 13D/A filed with the SEC on August 20, 2014 by Sarissa Capital Management LP. The information regarding Dr. Denner is based on the information contained in the August 20, 2014 Schedule 13D/A and also includes shares that Dr. Denner beneficially owns as a result of receiving awards for serving on our Board. The shares reported in the Schedule 13D/A are held by various affiliates of Sarissa Capital Management LP, including Dr. Denner, that have voting and dispositive power over the shares, as detailed in the filing. By virtue of his position as the Chief Investment Officer of Sarissa Capital and as the managing member of Sarissa Capital’s general partner and as controlling the ultimate general partner of each of the Sarissa Funds, Dr. Denner may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 12,850,000 shares held by Sarissa Funds.
(4)	Includes 842,000 shares issuable upon exercise of stock options. Includes 1,864,286 shares owned by Ocean Capital Partners, LLC, an investment entity owned by Dr. Berger and his immediate family and for which Dr. Berger has the right to vote and dispose of the shares; and 740,050 shares owned by Dr. Berger’s spouse and daughters. Dr. Berger disclaims beneficial ownership of the shares held by his spouse and daughters.

(5)	Includes 271,124 shares issuable upon exercise of stock options.
(6)	Includes 382,333 shares issuable upon exercise of stock options.
(7)	Includes 125,750 shares issuable upon exercise of stock options.
(8)	Includes 105,750 shares issuable upon exercise of stock options.
(9)	Includes 101,250 shares issuable upon exercise of stock options and 6,696 shares held by Mr. LaMarche’s spouse.
(10)	Includes 51,250 shares issuable upon exercise of stock options.
(11)	Includes 83,569 shares issuable upon exercise of stock options.
(12)	Includes 56,250 shares issuable upon exercise of stock options.
(13)	Includes 56,250 shares issuable upon exercise of stock options.
(14)	Includes 44,584 shares issuable upon exercise of stock options.
(15)	See notes 3 through 14 above. Also includes 219,005 shares of common stock and 386,674 shares issuable upon the exercise of stock options held by executive officers not listed in the table above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	13,964,440		7.50	14,269,517
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	13,964,440	(1)		14,269,517	(2)

(1)	Consists of options to purchase 486,407 shares of common stock granted under our 2001 Stock Plan, as amended; options to purchase 9,175,820 shares of common stock, 2,021,953 restricted stock units and performance shares for up to a maximum of 1,794,400 shares of common stock granted under our 2006 Long-Term Incentive Plan, as amended; and options to purchase 485,860 shares of common stock granted under our 2014 Long-Term Incentive Plan.
(2)	Consists of 13,354,453 shares available for issuance under our 2014 Long-Term Incentive Plan and 915,064 shares available for issuance under our 1997 Employee Stock Purchase Plan, as amended.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Approval Policy

All related person transactions are reviewed and approved in advance by our Audit Committee or other independent body of our Board. In general, a related person transaction is defined as any transaction (other than setting compensation) in which we or any subsidiary or affiliate is a participant and in which any of the following persons has or will have a direct or indirect material interest: our executive officers, our Board members and nominees, beneficial holders of more than 5% of our securities, immediate family members of any of the foregoing persons and any other persons who the Board determines may be considered to be related persons as defined by the rules and regulations of the SEC.

Our Audit Committee or its chair or other independent body of our Board, as the case may be, will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of ARIAD and our stockholders, taking into account all available facts and circumstances as it determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us and our stockholders, the impact on a director’s independence in the event the related person is a director or nominee, an immediate family member of a director or nominee, or an entity in which a director or nominee is a partner, stockholder, or executive officer, the availability of other sources for comparable products or services, the terms of the transaction and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of our Audit Committee or our Board will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members or other business affiliates is the related person.

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

Indemnification

We indemnify our directors and our executive officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. This is required under our Amended and Restated Bylaws, and we have also entered into agreements with those individuals contractually obligating us to provide this indemnification to them.

Director Independence and Committee Qualifications

The Board has determined that each of our directors, except Dr. Berger, is an “independent director” as defined by NASDAQ rules. The Board has also determined that each member of the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by NASDAQ and the SEC. The Board has further determined that Mr. LaMarche and Mr. Wilson are “audit committee financial experts” as defined in the rules of the SEC.

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

The Audit Committee of our Board of Directors has appointed Deloitte & Touche LLP (“Deloitte”) to be our independent registered public accounting firm for the year ending December 31, 2015. Our Board of Directors has ratified this appointment. Deloitte has served as our independent registered public accounting firm since 1991. Deloitte has advised us that it does not have any direct or indirect financial interest in ARIAD.

Before it selected Deloitte as our independent registered public accounting firm, our Audit Committee carefully considered the qualifications of Deloitte, including the firm’s performance in prior years, the competence of personnel assigned to our engagement and its reputation for integrity, quality and competence in the fields of accounting and auditing. Our Audit Committee also considered whether Deloitte’s provision of non-audit services to ARIAD is compatible with that firm’s independence.

Audit and Non-Audit Fees

For the fiscal years ending December 31, 2014 and 2013, we incurred the following fees for the services of Deloitte and its member firms:

	2014	2013
Audit Fees	$1,838,270	$2,339,589
Audit-Related Fees	—	—
Tax Fees	362,642	375,392
All Other Fees	2,600	2,200
Total	$2,203,512	$2,617,181

Audit Fees

Audit Fees include fees for the audit of our annual financial statements, the reviews of our quarterly financial statements included in reports on Form 10-Q and the audit of our system of internal control over financial reporting and fees related to statutory audit requirements of our subsidiaries, as well as fees for work that generally only our independent registered public accounting firm can provide including reviews of registration statements that include the firm’s consent and the provision of comfort letters in connection with securities offerings.

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

Our Audit Committee determined that the non-audit services rendered by Deloitte were compatible with maintaining its independence and pre-approved all of the services pursuant to our pre-approval policy described below.

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

Prior to engagement of an independent registered public accounting firm for the next year’s audit and also on a quarterly basis, management submits a report to our Audit Committee for their approval, outlining the services planned or anticipated to be rendered by the independent registered public accounting firm and the estimated fees for such services. The services are outlined according to the four categories of services defined above, Audit, Audit-Related, Tax and All Other. Actual fees incurred relative to estimated fees are reported to our Audit Committee each quarter.

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

The financial statements and financial statement schedules listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge and Commonwealth of Massachusetts on the 30th day of April, 2015.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Harvey J. Berger, M.D.
Name:	Harvey J. Berger, M.D.
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

ARIAD Pharmaceuticals, Inc.

Form 10-K/A for the Year Ended December 31, 2014

Exhibit List

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1.1	Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., as amended		10-Q (Exhibit 3.1)	05/10/10	000-21696

.2	Certificate of Amendment of Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., dated June 20, 2013		8-K (Exhibit 3.1)	06/24/13	000-21696

.3	Amended Certificate of Designation of Series A Preferred Stock of ARIAD Pharmaceuticals, Inc., dated November 1, 2013		8-K/A (Exhibit 3.1)	11/05/13	001-36172

3.2	ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws		8-K (Exhibit 3.1)	05/01/14	001-36172

4.1	Specimen common stock certificate of ARIAD Pharmaceuticals, Inc.		10-K (Exhibit 4.1)	03/03/14	001-36172

4.2.1	Section 382 Rights Agreement, dated October 31, 2013, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	11/01/13	000-21696

.2	Amendment to Section 382 Rights Agreement, dated June 24, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	06/24/14	001-36172

4.3	Indenture, dated June 17, 2014 by and between ARIAD Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee		8-K (Exhibit 4.1)	06/17/14	001-36172

4.4	Form of 3.625 percent Convertible Senior Note due 2019 (included in Exhibit 4.3)		8-K (Exhibit 4.1)	06/17/14	001-36172

4.5	Convertible Note Hedge Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JP Morgan Chase Bank, National Association		8-K (Exhibit 10.2)	06/17/14	001-36172

4.6	Warrant Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JP Morgan Chase Bank, National Association		8-K (Exhibit 10.3)	06/17/14	001-36172

Lease Agreements

10.1.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc.		10-Q (Exhibit 10.1)	04/30/93	000-21696

.2	Eighth Amendment to Lease dated October 30, 2006		10-K (Exhibit 10.57)	03/14/07	000-21696

.3	Ninth Amendment to Lease dated May 20, 2011, between ARIAD Corporation and UP 26 Landsdowne LLC		10-Q (Exhibit 10.1)	08/09/11	000-21696

.4	Assignment and Assumption dated December 31, 2011, by and between ARIAD Corporation and ARIAD Pharmaceuticals, Inc. (for lease at 26 Landsdowne Street)		10-K (Exhibit 10.1.4)	02/29/12	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2.1	Lease Agreement, dated January 4, 2013 between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 25 Binney Street)*		10-K (Exhibit 10.2)	03/01/13	000-21696

.2	First Amendment to Lease, dated September 16, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 25 Binney Street)*		10-Q (Exhibit 10.1)	11/12/13	001-36172

Collaboration, License and Commercial Agreements

10.3	Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc.*		10-K (Exhibit 10.14)	03/10/98	000-21696

10.4	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*		10-Q (Exhibit 10.1)	05/10/05	000-21696

10.5	Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*		10-Q (Exhibit 10.2)	05/10/05	000-21696

10.6	Master Services Agreement, effective as of January 21, 2014, between ARIAD Pharmaceuticals, Inc. and Biologics, Inc. *		10-K (Exhibit 10.12)	03/03/14	001-36172

10.7	Collaboration Agreement, effective December 22, 2014, by and between ARIAD Pharmaceuticals, Inc. and Otsuka Pharmaceutical Co., Ltd. **		10-K (Exhibit 10.8)	03/02/15	001-36172

10.8.1	Amended and Restated License Agreement, dated March 7, 2011, by and between ARIAD Pharmaceuticals, Inc. and Bellicum Pharmaceuticals, Inc.**		10-K (Exhibit 10.9.1)	03/02/15	001-36172

.2	Omnibus Amendment Agreement, dated October 3, 2014, by and between ARIAD Pharmaceuticals, Inc. and Bellicum Pharmaceuticals, Inc.**		10-K (Exhibit 10.9.2)	03/02/15	001-36172

Agreements with Executive Officers and Directors

10.9.1	Amended and Restated Executive Employment Agreement, dated April 30, 2010, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.+		8-K (Exhibit 10.1)	05/03/10	000-21696

.2	Retirement Letter Agreement, dated April 28, 2015, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.+		8-K (Exhibit 10.1)	04/29/15	001-36172

10.10	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Daniel M. Bollag, Ph.D.+		10-Q (Exhibit 10.5)	08/09/10	000-21696

10.11.1	Amended and Restated Executive Employment Agreement, dated May 1, 2010, between ARIAD Pharmaceuticals, Inc. and Maria Cantor+		10-Q (Exhibit 10.1)	05/09/12	000-21696

.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Maria Cantor+		10-Q (Exhibit 10.2)	05/09/12	000-21696

10.12	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.+		10-Q (Exhibit 10.6)	08/09/10	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.13	Executive Employment Agreement, dated February 28, 2014, between ARIAD Pharmaceuticals, Inc., and Hugh M. Cole+		10-Q (Exhibit 10.4)	05/09/14	001-36172

10.14	Executive Employment Agreement, dated January 20, 2015, between ARIAD Pharmaceuticals, Inc., and Thomas J. DesRosier, Esq.+		10-K (Exhibit 10.16)	03/02/15	001-36172

10.15	Executive Employment Agreement, dated September 3, 2011, between ARIAD Pharmaceuticals, Inc. and Martin J. Duvall+		10-Q (Exhibit 10.1)	11/07/11	000-21696

10.16	Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald+		10-Q (Exhibit 10.8)	08/09/10	000-21696

10.17.1	Amended and Restated Executive Employment Agreement, dated May 1, 2010, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.+		10-Q (Exhibit 10.9)	08/09/10	000-21696

.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012 between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.+		10-Q (Exhibit 10.3)	05/09/12	000-21696

10.18	Amendments to Executive Employment Agreements, dated April 28, 2014, for David L. Berstein, Esq., Daniel M. Bollag, Ph.D., Maria E. Cantor, Timothy P. Clackson, Ph.D., Martin J. Duvall, Edward M. Fitzgerald, and Frank G. Haluska, M.D., Ph.D. (solely to extend term)+		8-K (Exhibit 10.1)	05/01/14	001-36172

10.19.1	Nomination and Standstill Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 99.1)	02/21/14	001-36172

.2	Agreement, dated April 28, 2015, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 10.2)	04/29/15	001-36172

10.20	Confidentiality Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 99.2)	02/21/14	001-36172

10.21	Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers+		10-K (Exhibit 10.33)	03/16/09	000-21696

Equity and Other Compensation Plans

10.22.1	ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-K (Exhibit 10.41)	03/10/98	000-21696

.2	Amendment to ARIAD Pharmaceuticals, Inc. 1997 Executive Compensation Plan+		10-Q (Exhibit 10.2)	11/09/05	000-21696

10.23	ARIAD Pharmaceuticals, Inc. 2005 Executive Compensation Plan (as amended and restated effective October 1, 2008)+		10-K (Exhibit 10.31)	03/16/09	000-21696

10.24	Director Compensation Arrangements+		10-K (Exhibit 10.25)	03/03/14	001-36172

10.25.1	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Employees and Consultants, as amended+		10-K (Exhibit 10.13)	03/31/95	000-21696

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

.2	Amendment to the 1991 Stock Option Plan for Employees and Consultants+		10-Q (Exhibit 10.36)	08/12/97	000-21696

10.26	ARIAD Pharmaceuticals, Inc. 1991 Stock Option Plan for Directors+		10-Q (Exhibit 10.15)	04/30/93	000-21696

10.27.1	ARIAD Pharmaceuticals, Inc. 1994 Stock Option Plan for Non-Employee Directors+		10-K (Exhibit 10.24)	03/31/95	000-21696

.2	Amendment to the 1994 Stock Option Plan for Non-Employee Directors.+		10-Q (Exhibit 10.37)	08/12/97	000-21696

10.28	Amended and Restated ARIAD Pharmaceuticals, Inc. 1997 Employee Stock Purchase Plan, as amended+		Def 14A (Appendix C)	05/09/14	000-36172

10.29	ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended and restated+		10-Q (Exhibit 10.3)	11/09/05	000-21696

10.30.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended+		Def 14A (Appendix A)	04/30/12	000-21696

.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.2)	02/29/12	000-21696

.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.3)	02/29/12	000-21696

.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.4)	02/29/12	000-21696

.5	Form of Restricted Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.5)	02/29/12	000-21696

.6	Form of 2012 Performance Share Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-Q (Exhibit 10.5)	05/09/12	000-21696

10.31.1	ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		Def 14A (Appendix B)	05/09/14	001-36172

.2	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan+		10-Q (Exhibit 10.1)	11/07/14	001-36172

.3	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.2)	11/07/14	001-36172

.4	Form of Restricted Stock Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.3)	11/07/14	001-36172

.5	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.4)	11/07/14	001-36172

21.1	Subsidiaries of ARIAD Pharmaceuticals, Inc.		10-K (Exhibit 21.1)	03/02/15	001-36172

23.1	Consent of Deloitte & Touche LLP		10-K (Exhibit 23.1)	03/02/15	001-36172

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 32.1)	03/02/15	001-36172

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101	The following materials from ARIAD Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.		10-K (Exhibit 101)	03/02/15	001-36172

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.