Form 10-Q
period 2015-03-31
ARIAD PHARMACEUTICALS INC
filed 2015-05-08
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from                      to

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 188,561,850.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$304,016	$352,688
Accounts receivable, net	11,269	8,397
Inventory	704	979
Other current assets	24,918	23,578

Total current assets	340,907	385,642
Restricted cash	11,320	11,308
Property and equipment, net	224,380	203,027
Intangible and other assets, net	3,844	3,893

Total assets	$580,451	$603,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,679	$10,819
Current portion of long-term facility lease obligation	6,595	6,707
Accrued compensation and benefits	8,278	21,095
Accrued product development expenses	17,514	13,958
Other accrued expenses	14,906	11,514
Current portion of deferred revenue	7,057	8,075
Other current liabilities	17,791	17,830

Total current liabilities	85,820	89,998

Long-term debt	158,872	156,908

Long-term facility lease obligation	210,843	189,320

Other long-term liabilities	11,295	11,338

Deferred revenue	75,558	75,505

Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding Common stock, $.001 par value; authorized, 450,000,000 shares in 2015 and 2014; issued and outstanding, 188,367,784 shares in 2015 and 187,294,094 shares in 2014	188	187
Additional paid-in capital	1,309,018	1,299,394
Accumulated other comprehensive loss	(3,872)	(4,185)
Accumulated deficit	(1,267,271)	(1,214,595)

Total stockholders’ equity	38,063	80,801

Total liabilities and stockholders’ equity	$580,451	$603,870

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
In thousands, except per share data	2015	2014
Revenue:
Product revenue, net	$23,901	$7,992
License, collaboration, and other revenue	90	3,790

Total revenue	23,991	11,782

Operating expenses:
Cost of product revenue	695	1,288
Research and development expense	39,444	28,554
Selling, general and administrative expense	33,550	31,591

Total operating expenses	73,689	61,433

Loss from operations	(49,698)	(49,651)

Other income (expense), net:
Interest income	19	22
Interest expense	(3,856)	(33)
Foreign exchange gain (loss)	1,073	(41)

Other income (expense), net	(2,764)	(52)

Loss before provision for income taxes	(52,462)	(49,703)
Provision for income taxes	214	119

Net loss	$(52,676)	$(49,822)

Net loss per share – basic and diluted	$(0.28)	$(0.27)

Weighted-average number of shares of common stock outstanding – basic and diluted	187,837	186,252

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
In thousands	2015	2014
Net loss	$(52,676)	$(49,822)

Other comprehensive income (loss):
Cumulative translation adjustment	236	(1)
Defined benefit pension obligation	77	41

Other comprehensive income (loss)	313	40

Comprehensive loss	$(52,363)	$(49,782)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
In thousands	2015	2014
Cash flows from operating activities:
Net loss	$(52,676)	$(49,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	2,859	1,297
Stock-based compensation	8,434	8,496
Deferred executive compensation expense	—	117
Increase (decrease) from:
Accounts receivable	(2,872)	(2,936)
Inventory	274	(61)
Other current assets	(1,338)	(5,258)
Other assets	7	466
Accounts payable	2,465	2,449
Accrued compensation and benefits	(12,817)	(3,864)
Current portion of long-term facility lease obligation	(112)	—
Accrued product development expenses	3,556	(1,254)
Other accrued expenses	2,996	(809)
Other liabilities	(4)	(728)
Deferred revenue	(966)	1,225
Deferred executive compensation paid	—	(1,727)

Net cash used in operating activities	(50,194)	(52,409)

Cash flows from investing activities:
Investment in property and equipment	(754)	(1,706)

Net cash used in investing activities	(754)	(1,706)

Cash flows from financing activities:
Repayment of long-term borrowings	—	(1,050)
Reimbursements of amounts related to facility lease obligation	861	—
Proceeds from issuance of common stock pursuant to stock option and purchase plans	1,320	1,358
Payment of tax withholding obligations related to stock compensation	(130)	(398)

Net cash provided by (used in) financing activities	2,051	(90)

Effect of exchange rates on cash	225	(1)

Net decrease in cash and cash equivalents	(48,672)	(54,206)
Cash and cash equivalents, beginning of period	352,688	237,179

Cash and cash equivalents, end of period	$304,016	$182,973

Supplemental disclosures:
Capitalization of construction-in-progress related to facility lease obligation	$20,662	$21,452

Investment in property and equipment included in accounts payable or accruals	$1,090	$88

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

In addition to commercializing Iclusig® (ponatinib) in the United States, Europe and other territories, the Company is developing Iclusig for approval in additional countries and for additional cancer indications. The Company is also developing two product candidates, brigatinib (AP26113) and AP32788. Brigatinib is being studied in patients with advanced solid tumors, including non-small cell lung cancer. AP32788 is being developed for the treatment of non-small cell lung cancer and other solid tumors. Ridaforolimus, a compound that the Company discovered internally and subsequently out-licensed to Medinol, Ltd. (“Medinol”), is being developed by Medinol for use on drug-eluting stents and other medical devices. In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The net total of unrealized transaction gains and losses was a gain of $1.1 million and a loss of $41,000 for three- month periods ended March 31, 2015 and 2014, respectively.

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

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company records inventory at the lower of cost or market. The Company determines the cost of its inventory on a specific identification basis. The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $217,000 and $1.0 million for the three-month periods ended March 31, 2015 and 2014, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.

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

Product Revenue, Net

The Company sells Iclusig in the United States to a single specialty pharmacy, Biologics, Inc. (“Biologics”). Biologics dispenses Iclusig directly to patients. In Europe, the Company sells Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. These specialty pharmacies, retail pharmacies and hospital pharmacies are referred to as the Company’s customers. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when product is delivered, assuming the Company can estimate potential returns. For European customers, who are provided with a limited right of return, the criteria for revenue recognition is met at the time of shipment and revenue is recognized at that time, provided all other revenue recognition criteria are met. Prior to 2015, with the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company had determined that the shipments of Iclusig to its United States customers did not meet the criteria for revenue recognition at the time of shipment. For periods prior to the quarter ended March 31, 2015, the Company recognized revenue in the United States, assuming all revenue recognition criteria had been met, when Iclusig was sold by Biologics to patients. During the quarter ended March 31, 2015, the Company concluded that it now had sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, during the quarter ended March 31, 2015, the Company commenced recognizing revenue in the United States on delivery of Iclusig to Biologics and recognized a one-time net product revenue increase of $1.2 million as a result of the change.

The Company has written contracts or standard terms of sale with each of its customers and delivery occurs when the customer receives Iclusig. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, (iii) estimated product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

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

Other Adjustments: Other adjustments to gross revenue include co-pay assistance and product returns. The Company offers to indirect customers co-pay assistance rebates to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. In addition, the Company is contractually obligated to ship product with specific remaining shelf life prior to expiry per its distribution agreements.

The following table summarizes the activity in each of the above product revenue allowances and reserve categories for the three-month period ended March 31, 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Adjustments	Total
Balance, January 1, 2015	$72	$2,095	$360	$2,527
Provision	255	2,097	218	2,570
Payments or credits	(228)	(1,645)	(158)	(2,031)

Balance, March 31, 2015	$99	$2,547	$420	$3,066

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

The price of Iclusig in France will become fixed or determinable upon completion of pricing and reimbursement negotiations, which is expected in the second half of 2015. At that time, the Company will record revenue related to cumulative shipments as of that date in France, net of amounts that will be refunded to the health authority based on the results of the pricing and reimbursement negotiations. The aggregate gross selling price of the shipments under these programs amounted to $18.3 million through March 31, 2015, of which $17.1 million was received as of March 31, 2015.

License Revenue

The Company generates revenue from license and collaboration agreements with third parties related to use of the Company’s technology and/or development and commercialization of products. Such agreements typically include payment to the Company of non-refundable upfront license fees, regulatory, clinical and commercial milestone payments, payment for services or supply of product and royalty payments on net sales. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit. For arrangements with multiple elements, where the Company determines there is one unit of accounting, revenue associated with up-front payments will be recognized over the period beginning with the commencement of the final deliverable in the arrangement and over a period reflective of the Company’s longest obligation period within the arrangement on a straight-line-basis.

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

The Company will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales in the licensed territories occur.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of March 31, 2015, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month period ended March 31, 2015, one individual customer accounted for 77 percent of net product revenue. As of March 31, 2015, one individual customer accounted for 73 percent of accounts receivable. For the three-month period ended March 31, 2014, one individual customer accounted for 58 percent of net product revenue. As of March 31, 2014, one customer accounted for 67 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for either 2015 or 2014 or accounts receivable as of either March 31, 2015 or 2014.

Segment Reporting and Geographic Information

The Company organizes itself into one operating segment reporting to the Chief Executive Officer.

For the three-month periods ended March 31, 2015 and 2014, product revenue from customers outside the United States totaled 22 percent and 42 percent of the Company’s consolidated product revenue, respectively with 10 percent and 31 percent, respectively, representing product revenue from customers in Germany. Long lived assets outside the United States totaled $1.4 million at March 31, 2015 and $1.3 million at March 31, 2014.

3. License and Collaboration Agreements

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

In consideration for the licenses and other rights contained in the Collaboration Agreement, Otsuka paid the Company a non-refundable upfront payment of $77.5 million, less a refundable withholding tax in Japan of $15.8 million, and has agreed to pay the Company future milestone payments upon obtaining further regulatory approvals in the Territory. Otsuka will pay royalties based on a percentage of net sales in each country until the later of (i) the expiry date of the composition patent in each country, (ii) the expiration of any orphan drug exclusivity period or other statutory designation that provides similar exclusivity, or (iii) 10 years after the date of first commercial sale in such country. Otsuka will also pay for the supply of Iclusig purchased from the Company at a price based on a percentage of net sales in each country.

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

For accounting purposes, because Otsuka’s ability to access the value of the distribution rights in the license absent the delivery of the other elements of the arrangement, in particular the manufacturing deliverables which remain within the Company’s control, the Company has concluded that the licenses and other deliverables do not have standalone value, and have combined all deliverables into a single unit of accounting. The nonrefundable upfront cash payment has been recorded as deferred revenue on our balance sheet and will be recognized as revenue on a straight-line basis over the estimated term (currently estimated to extend through 2029), anticipated to begin in the second quarter of 2015, the point at which the Company has commenced providing all elements included in the Collaboration Agreement.

The upfront payment was subject to a Japan withholding tax of $15.8 million which was remitted by Otsuka to the Japanese tax authorities. The Company has determined that the release of those funds to the Company is probable and therefore has recorded a receivable for such amounts with an offsetting amount included in deferred revenue as of March 31, 2015. The Company received the $15.8 million from the Japanese tax authorities in April of 2015.

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

The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sale of products developed under the agreement. In January 2014, Medinol initiated two registration trials of its NIRsupreme™ Ridaforolimus-Eluting Coronary Stent System. The

commencement of enrollment in these clinical trials along with the submission of an investigational device exemption with the FDA triggered milestone payments to the Company of $3.75 million, which are recorded as license revenue in the accompanying consolidated statement of operations for the three month period ended March 31, 2014. The Company is eligible to receive additional, regulatory, clinical and commercial milestone payments of up to $34.75 million under the agreement if two products are successfully developed and commercialized.

ICON Medical Corp.

In 2007, the Company entered into an agreement with ICON Medical Corp. (“ICON”), similar to the Medinol agreement, pursuant to which the Company granted to ICON a non-exclusive, world-wide, royalty-bearing license to develop, manufacture and sell stents and other medical devices to deliver ridaforolimus to prevent reblockage of injured vessels following stent-assisted angioplasty. In March 2015, the Company terminated this agreement. As of March 31, 2015, no products had been approved for sale resulting from this agreement and the Company had not received any milestone or other payments from ICON pursuant to this agreement.

4. Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of March 31, 2015 and December 31, 2014:

In thousands	2015	2014
Raw materials	$—	$—
Work in process	447	460
Finished goods	704	979

	1,151	1,439
Current portion	(704)	(979)

Non-current portion included in intangible and other assets, net	$447	$460

The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig in the United States and Europe and to support continued clinical development.

5. Property and Equipment, Net

Property and equipment, net, was comprised of the following at March 31, 2015 and December 31, 2014:

In thousands	2015	2014
Leasehold improvements	$22,546	$22,315
Construction in progress	217,820	196,027
Equipment and furniture	23,694	23,511

	264,060	241,853
Less accumulated depreciation and amortization	(39,680)	(38,826)

	$224,380	$203,027

As of March 31, 2015 and December 31, 2014, the Company has recorded a facility lease obligation of $217.4 million and $196.0 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 for further information.

Depreciation and amortization expense for the three-month periods ended March 31, 2015 and 2014 was $0.9 million, and $1.3 million, respectively.

6. Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at March 31, 2015 and December 31, 2014:

In thousands	2015	2014
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,044)	(5,036)

	931	939
Inventory, non-current	447	460
Other assets	2,466	2,494

	$3,844	$3,893

7. Other Current Liabilities

Other current liabilities consisted of the following at March 31, 2015 and December 31, 2014:

In thousands	2015	2014
Amounts received in advance of revenue recognition	$17,179	$17,186
Amounts due to former customers	111	122
Other	501	522

Total	$17,791	$17,830

Amounts received in advance of revenue recognition consists of payments received from customers in France. Amounts due to former customers consist of amounts due for product returns.

8. Long-term Debt

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

The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as the trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 3.625 percent per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier repurchased or converted. The convertible notes are convertible, subject to adjustment as described below, into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of approximately 107.5095 shares of common stock per $1,000 principal amount of the convertible notes, which corresponds to an initial conversion price of approximately $9.30 per share of the Company’s common stock and represents a conversion premium of approximately 32.5 percent based on the last reported sale price of the Company’s common stock of $7.02 on June 11, 2014, the date the notes offering was priced. The principal amount of the notes exceeded their if-converted value as of March 31, 2015.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. At any time prior to the close of business on the business day immediately preceding December 15, 2018, holders may convert their convertible notes at their option only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price, or approximately $12.00 per share, on each applicable trading day;

•	during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the convertible notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the convertible notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the convertible notes in cash, common stock or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the convertible notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the convertible notes on their date of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the five year life of the convertible notes. The approximate remaining discount amortization period as of March 31, 2015 was 50.5 months. The equity component will not be remeasured for changes in fair value as long as it continues to meet the conditions for equity classification.

The outstanding convertible note balances as of March 31, 2015 and December 31, 2014 consisted of the following:

In thousands	2015	2014

Principal	$200,000	$200,000
Less: debt discount, net	(41,128)	(43,092)

Net carrying amount	$158,872	$156,908

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

The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through March 31, 2015. The following table sets forth total interest expense recognized related to the convertible notes during for the three-month period ended March 31, 2015.

In thousands
Contractual interest expense	$1,857
Amortization of debt discount	1,965
Amortization of debt issuance costs	34

Total interest expense	$3,856

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

9. Leases, Licensed Technology and Other Commitments

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $4.9 million remaining in 2015, $5.9 million in 2016, $6.0 million in 2017, $6.1 million in 2018 and $3.6 million in 2019.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building was completed in March 2015 at which time, pursuant to a second amendment to the lease in March 2015, the Company commenced making lease payments. Construction of tenant improvements in the building will commence now that the core and shell have been completed. Construction of the tenant improvements is expected to be completed in the first half of 2016.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of March 31, 2015, the Company has recorded construction in progress and a facility lease obligation of $217.8 million and $217.4 million, respectively, (including the current portion of the obligation of $6.6 million included in current liabilities).

The initial term of the lease is for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $4.8 million, $8.9 million, $26.6 million, $30.4 million and $30.9 million in the first five years of the lease and $347.1 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease. The Company has the right to sublease portions of the space and is currently planning to sublease approximately 170,000 square feet of the total of 386,000 square feet available.

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building, which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Future non-cancelable minimum annual lease payments under their lease are expected to be approximately $0.8 million remaining in 2015, $1.0 million in 2016, $1.1 million in 2017, 2018, 2019 and $4.3 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases for the three-month periods ended March 31, 2015 and 2014 was $1.9 million, and $1.9 million, respectively. Contingent rent for the three-month periods ended March 31, 2015 and 2014 was $199,000 and $186,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter are $11.1 million, $16.1 million, $33.7 million, $37.6 million, $35.6 million and $351.5 million, respectively.

Other Commitments

The Company has entered into employment agreements with each of the officers of the Company. The agreements for these officers have remaining terms as of March 31, 2015 extending through the end of 2016 or 2017, providing for aggregate base salaries of $6.2 million for 2015, $8.3 million for 2016 and $0.8 million for 2017.

10. Stockholders’ Equity

Changes in Stockholders’ Equity

The changes in stockholders’ equity for the three-month period ended March 31, 2015 were as follows:

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
$ in thousands	Shares	Amount

Balance, January 1, 2015	187,294,094	$187	$1,299,394	$(4,185)	$(1,214,595)	$80,801
Issuance of common stock pursuant to ARIAD stock plans	1,073,690	1	1,320			1,321
Stock-based compensation			8,434			8,434
Payment of tax withholding obligations related to stock-based compensation			(130)			(130)
Other comprehensive income				313		313
Net loss					(52,676)	(52,676)

Balance, March 31, 2015	188,367,784	$188	$1,309,018	$(3,872)	$(1,267,271)	$38,063

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

At March 31, 2015 and December 31, 2014, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. All such measurements are Level 2 measurements in the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200 million, was $230 million at March 31, 2015.

12. Stock Compensation

ARIAD Stock Option and Stock Plans

The Company’s 2001, 2006 and 2014 stock option and stock plans (the “Plans”) provide for the award of nonqualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a three or four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2001 and 2006 Plans have no shares remaining available for grant, although existing stock options granted under these Plans remain outstanding. As of March 31, 2015, there were 11,786,706 shares available for awards under the 2015 Plan. The Company generally issues new shares upon the exercise or vesting of stock plan awards.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in June 2014 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each three-month withholding period. For the three-month period ended March 31, 2015 and 2014, 72,379, and 69,161 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.

Stock-Based Compensation

The Company’s statements of operations included total compensation cost from awards under the Plans and purchases under the ESPP for the three-month periods ended March 31, 2015 and 2014, as follows:

In thousands	2015	2014
Compensation cost from:
Stock options	$4,241	$4,680
Stock and stock units	4,067	3,649
Purchases of common stock at a discount	126	167

	$8,434	$8,496

Compensation cost included in:
Research and development expense	$3,816	$3,708
Selling, general and administrative expense	4,618	4,788

	$8,434	$8,496

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

Stock option activity under the Company’s stock plans for the three-month period ended March 31, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2015	10,148,087	$10.09
Granted	519,255	$7.22
Forfeited	(182,904)	$8.19
Exercised	(366,730)	$5.85

Options outstanding, March 31, 2015	10,117,708

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

Stock and stock unit activity under the Company’s stock plans for the three-month period ended March 31, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2015	3,503,153	$9.97
Granted / awarded	1,242,650	$8.05
Forfeited	(11,254)	$6.04
Vested or restrictions lapsed	(802,126)	$9.54

Options outstanding, March 31, 2015	3,932,423

The total fair value of stock and stock unit awards that vested as of March 31, 2015 and 2014 was $5.7 million and $2.7 million, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted and are probable to become vested was $16.5 million at March 31, 2015 and will be recognized over 1.7 years on a weighted average basis.

Stock and stock units outstanding in the above table include 121,200 performance share units which were earned upon the granting of marketing authorization of Iclusig by the European Commission in July 2013. These performance share units will vest in July 2015.

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

Stock and stock units outstanding in the above table as of March 31, 2015 also include 997,000 and 47,000 performance share units awarded on January 31, 2014 and June 25, 2014, respectively. The vesting of fifty percent of the award is dependent upon the achievement of specific commercial objectives by the end of 2015 and the vesting of the remainder is dependent upon the achievement, and timing of the achievement, of specific research and development objectives. The Company has concluded that it is probable that these performance conditions will be met. The total compensation expense for the portion related to the research and development objectives may be up to 60 percent higher depending on the timing of the achievement of the specific performance objectives.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 are as follows:

In thousands, except per share amounts	2015	2014
Net loss	$(52,676)	$(49,822)

Weighted average shares outstanding – basic and diluted	187,837	186,252

Net loss per share – basic and diluted	$(0.28)	$(0.27)

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for three-month period ended March 31, 2015 were as follows:

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2015	$174	$(4,359)	$(4,185)
Other comprehensive income	236	77	313

Balance, March 31, 2015	$410	$(4,282)	$(3,872)

15. Income Taxes

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month periods ended March 31, 2015 and 2014 was $214,000 and $119,000, respectively.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. No uncertain tax positions are expected to be resolved within the next twelve months. During the three-month period ended March 31, 2015, the Internal Revenue Service completed its audit of the Company’s 2012 U.S. federal income tax return, and issued a “no-change” letter indicating that no adjustments would be made to the return as filed.

16. Restructuring Actions

In the first quarter of fiscal 2014, the Company incurred expenses of $4.8 million associated with employee workforce reductions of approximately 155 positions, designed to reduce the Company’s operating expenses and extend its cash runway. The Company recorded $2.2 million of the employee separation costs in research and development expense and $2.6 million in selling, general and administrative expense. The restructuring charges were paid by the end of June 30, 2014.

17. Defined Benefit Pension Obligation

The Company maintains a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the defined benefit pension plan for the three-month periods ended March 31, 2015 and 2014 was as follows:

In thousands	2015	2014
Service cost	$448	$288
Interest cost	50	43
Expected return on plan assets	(37)	(37)
Amortization of prior service cost	77	41

Net periodic benefit cost	$538	$335

The Company expects to contribute $1.6 million in total to the plan in 2015.

18. Litigation

On October 10, 2013, October 17, 2013, December 3, 2013 and December 6, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al, respectively, were filed in the United States District Court for the District of Massachusetts (the “District Court”), naming the Company and certain of its officers as defendants. The lawsuits allege that the defendants made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013 or October 17, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On January 9, 2014, the District Court consolidated the actions and appointed lead plaintiffs. On February 18, 2014, the lead plaintiffs filed an amended complaint as contemplated by the order of the District Court. The amended complaint extends the class period for the Securities Exchange Act claims through October 30, 2013. In addition, plaintiffs allege that certain of the Company’s officers, directors and certain underwriters made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in connection with the Company’s January 24, 2013 follow-on public offering of common stock in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint. On June 10, 2014, the District Court heard oral argument on the motion to dismiss. On March 24, 2015, the District Court granted the defendants’ and the underwriters’ motions to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 21, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motions to dismiss with the United States Court of Appeals for the First Circuit.

On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts (the “District Court”), on behalf of the Company naming its directors and certain of its officers as defendants. On December 6, 2013, an additional purported derivative lawsuit, styled Arkady Livitz v. Harvey J. Berger, et al, was filed in the District Court. The lawsuits allege that the Company’s directors and certain of its officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuits also assert claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. On January 23, 2014, the District Court consolidated the actions. On February 3, 2014, the plaintiffs designated the Yu Liang complaint as the operative complaint as contemplated by the order of the District Court. The plaintiffs seek unspecified monetary damages, changes in the Company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney fees. On March 5, 2014, the defendants filed a motion to dismiss the complaint. In response, on March 26, 2014, the plaintiffs filed an amended complaint. On April 23, 2014, the defendants filed a motion to dismiss the amended complaint. On July 23, 2014, the District Court heard oral argument on the motion to dismiss. On March 9, 2015, the District Court granted the defendants’ motion to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 16, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motion to dismiss with the United States Court of Appeals for the First Circuit.

On March 11, 2015, a product liability lawsuit, styled Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc., was filed in the United States District Court for the Southern District of Florida naming the Company as defendant. The lawsuit alleges that the Company’s cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees.

The Company believes that all these actions are without merit. Also, the Company believes that any liability in the Montalbano lawsuit would be covered by the Company’s product liability insurance. At this time, the Company has not recorded a liability related to damages in connection with these matters because it believes that any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceedings is considered probable and the amount is reasonably estimated, the Company will accrue a liability for the estimated loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto included herein, as well as our audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are currently commercializing or developing the following three products and product candidates:

•	Iclusig® (ponatinib) is our first approved cancer medicine, which we are commercializing in the United States, Europe and other territories for the treatment of certain patients with rare forms of leukemia.

•	Brigatinib (previously known as AP26113) is our most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC.

•	AP32788 is our most recent, internally discovered drug candidate. In December 2014, we nominated AP32788 for clinical development. We are conducting studies necessary to support the filing of an investigational new drug application, or IND, which we expect to submit in 2015.

These products and product candidates complement our earlier discovery of ridaforolimus, which we have out-licensed for development in drug-eluting stents and other medical devices for cardiovascular indications, and rimiducid (AP1903), which we have out-licensed for development in novel cellular immunotherapies. All of our product candidates that we are developing or have out-licensed were discovered internally by our scientists based on our expertise in computational chemistry and structure-based drug design.

On April 29, 2015, we announced the decision of our founder, Harvey J. Berger, M.D., to retire as Chairman, Chief Executive Officer and President of the Company upon the appointment of his permanent successor or December 31, 2015, whichever is earlier. During the transition period pending Dr. Berger’s retirement, as well as after a new Chief Executive Officer joins the Company, we expect that our Board will be engaged in a review of our strategic and operating plans, and it is possible that changes to our near- and long-term objectives will be adopted. We cannot anticipate at this time what changes, if any, will result from that review. Accordingly, the disclosures in this Quarterly Report on Form 10-Q relate to our currently existing strategic and operating plans. All forward-looking statements with respect to our plans, operations, programs, anticipated performance, etc. are provided subject to this known uncertainty, which could cause actual results to differ materially.

Iclusig (ponatinib)

Commercialization

As noted above, Iclusig is approved in the United States, Europe and other territories for the treatment of certain patients with chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL.

In the United States, we are distributing Iclusig through a single specialty pharmacy. We employ an experienced and trained sales force and other professional staff, including account specialists, regional business directors, corporate account directors and medical science liaisons, who target the approximate 5,000 physicians who generate the majority of tyrosine kinase inhibitors (“TKI”), prescriptions for patients with CML and patients with PH+ ALL in the United States.

In Europe, we are now selling Iclusig in Germany, the United Kingdom, Austria, the Netherlands, Norway, Sweden, Switzerland, and Italy. In addition, we are distributing Iclusig to patients in France prior to pricing and reimbursement approval as permitted under French regulations. Full pricing and reimbursement approvals in France and other European countries are expected by the end of 2015. In total, we anticipate that Iclusig will be available for sale in 16 European countries by the end of 2015.

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

In territories outside the United States and Europe, we provide for the sale and distribution of Iclusig through partnership or distributorship arrangements. In December 2014, we entered into a co-development and commercialization agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, under which Otsuka has exclusive rights to commercialize Iclusig in Japan and nine other Asian countries and will fund future clinical development in those countries. We expect to file for marketing approval in Japan in collaboration with Otsuka in the second half of 2015. In Australia, we obtained marketing approval for Iclusig in November 2014 and will distribute Iclusig through Specialised Therapeutics Australia Pty Ltd, under a distribution agreement we entered into in January 2014 that covers Australia and New Zealand. In Israel, we entered into a distribution agreement with Medison Pharma Ltd. in August 2014 and obtained marketing approval in March 2015. We have also obtained marketing approval for Iclusig in Canada and are preparing for commercial launch in that country.

Ongoing Development of Iclusig

Initial approval of Iclusig in the United States and Europe was based on results from the pivotal Phase 2 PACE clinical trial in patients with CML or Ph+ ALL who were resistant or intolerant to prior TKI therapy, or who had the T315I mutation of BCR-ABL. The PACE trial is fully enrolled and we continue to treat and follow patients in this trial who continue to respond to treatment. We also continue to treat and follow patients in our first, Phase 1 clinical trial of Iclusig in heavily pre-treated patients with resistant or intolerant CML or Ph+ALL, which was initiated in 2008; our Phase 2 clinical trial in CML patients in Japan; and our Phase 2 clinical trial in patients with gastrointestinal stromal tumors. In addition, Iclusig is being studied in ongoing investigator-sponsored trials in settings including first line and second line CML, acute myeloid leukemia, or AML, non-small cell lung cancer, or NSCLC, and medullary thyroid cancer, or MTC. Our development of Iclusig also includes ongoing activities in manufacturing, quality, safety and regulatory functions.

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

We commenced a pivotal trial of brigatinib in the first quarter of 2014 in patients with locally advanced or metastatic NSCLC who were previously treated with crizotinib. The ALTA trial is designed to determine the safety and efficacy of brigatinib in refractory ALK+ NSCLC patients. We anticipate that the results of the ALTA trial will form the basis for our application for initial regulatory approval. We expect to achieve full patient enrollment in the ALTA trial in the third quarter of 2015 and to file for approval of brigatinib in the United States in 2016.

Our development of brigatinib also includes key product and process development activities to support our clinical trials as well as the anticipated filing of an NDA and potential commercial launch of the product, quality and stability studies and pharmacovigilance and regulatory activities.

We are currently pursuing a partnership to co-develop and co-commercialize brigatinib. We expect that such a partnership, if entered into, would allow us to continue to leverage our existing infrastructure and capabilities, as well as support a randomized, first-line trial of brigatinib vs. crizotinib in ALK+ NSCLC. A partnership may also support the exploration of new combination therapies in lung cancer that include brigatinib and other approved and unapproved medicines.

AP32788

At the end of 2014, we nominated our next internally discovered development candidate, AP32788. This orally active TKI has a unique profile against a validated class of mutated targets in non-small cell lung cancer and certain other solid tumors and may address an unmet medical need. We are currently performing pharmacology, toxicology and other studies necessary to support the filing of an investigational new drug (IND) application for AP32788 that we expect to file in 2015. We expect to begin a Phase 1/2 proof-of-concept trial in 2016.

Ridaforolimus

We previously entered into license agreements with Medinol and ICON pursuant to which they agreed to develop drug-eluting stents and other medical devices to deliver ridaforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty. In 2014, Medinol initiated two registration trials in the United States and other countries of its NIRsupremeTM Ridaforolimus-Eluting Coronary Stent System incorporating ridaforolimus and submitted an investigational device exemption, or IDE, to the FDA. These actions triggered milestone payments to us of $3.8 million in 2014. As of March 2015, we had not received any milestone or other payments from ICON pursuant to its agreement. In March 2015, we terminated our agreement with ICON.

In 2010, we entered into an amended and restated agreement with Merck & Co., Inc., or Merck, for the development of ridaforolimus for oncology applications. In February 2014, we received notice from Merck that it was terminating the license agreement. This termination became effective in November 2014 at which time all rights to ridaforolimus in oncology licensed to Merck were returned to us.

Our Discovery Programs

Our research and development programs are focused on discovering and developing small-molecule drugs that regulate cell signaling for the treatment of cancer. Many of the critical functions of cells, such as cell growth, differentiation, gene transcription, metabolism, motility and survival, are dependent on signals carried back and forth from the cell surface to the nucleus and within the cell through a system of molecular pathways. When disrupted or over-stimulated, such pathways may trigger diseases such as cancer. Our research focuses on exploring cell-signaling pathways, identifying their role in specific cancers and cancer subtypes, and discovering drug candidates to treat those cancers by interfering with the aberrant signaling pathways of cells. The specific cellular proteins blocked by our product candidates have been well characterized as cancer targets. Iclusig, brigatinib, AP32788 and ridaforolimus were each discovered internally through the integrated use of structure-based drug design and computational chemistry, and their targets have been validated with techniques such as functional genomics, proteomics, and chemical genetics.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory, leased buildings under construction and stock-based compensation expense. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies and estimates, read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in those policies or in the method of developing the estimates used to apply those policies, except as discussed below.

Revenue Recognition

Revenue is recognized when the four basic criteria for revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

Product Revenue, Net

We sell Iclusig in the United States to a single specialty pharmacy, Biologics, Inc. (“Biologics”). Biologics dispenses Iclusig directly to patients. In Europe, we sell Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. We provide the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when product is delivered, assuming the Company can estimate potential returns. For European customers, who are provided with a limited right of return, the criteria for revenue recognition is met at the time of shipment and revenue is recognized at that time, provided all other revenue recognition criteria are met. Prior to 2015, with our limited sales history for Iclusig and the inherent uncertainties in estimating product returns, we had determined that the shipments of Iclusig to its United States customers did not meet the criteria for revenue recognition at the time of shipment. For periods prior to the quarter ended March 31, 2015, we recognized revenue in the United States, assuming all revenue recognition criteria had been met, when Iclusig was sold by Biologics to patients. During the quarter ended March 31, 2015, we concluded that we had sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, during the quarter ended March 31, 2015, the Company commenced recognizing revenue in the United States on delivery of Iclusig to Biologics and recognized a one-time net product revenue increase of $1.2 million as a result of the change.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenue

Our revenues for the three-month period ended March 31, 2015, as compared to the corresponding period in 2014, were as follows:

	Three Months Ended March 31,		Increase/
In thousands	2015	2014	(decrease)
Product revenue, net	$23,901	$7,992	$15,909
License, collaboration and other revenue	90	3,790	(3,700)

Total revenue	$23,991	$11,782	$12,209

Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Three Months Ended March 31,		Increase/
In thousands	2015	2014	(decrease)
Trade allowances	$255	$126	$129
Rebates, chargebacks and discounts	2,097	685	1,412
Other incentives	218	389	(171)

Total adjustments	$2,570	$1,200	$1,370

Gross product revenue	$26,471	$9,192	$17,279

Percentage of gross product revenue	9.7%	13.1%

The increase in product revenue reflects increasing demand for Iclusig in the United States and Europe. In the United States, net product revenue increased from $4.7 million in the three-month period ended March 31, 2014 to $18.7 million in the corresponding period in 2015 due to an increase in units sold of 179% and the impact of a 9% price increase in February 2015. In Europe, net product revenue increased from $3.3 million in the three-month period ended March 31, 2014 to $5.2 million in the corresponding period in 2015, due to expanded access in additional countries and the positive completion of a regulatory review of the safety of Iclusig in late 2014. Product revenue is reduced by certain gross to net deductions. For the three-month period ended March 31, 2015, gross to net deductions, as a percentage of gross revenue, were approximately 9.7 percent as compared to 13.1 percent for the corresponding period in 2014. The decrease primarily related to product returns in the three-month period ended March 31, 2014 of $279,000 related to the product suspension in 2013, and other U.S. government payor adjustments recorded in that quarter of $315,000.

We expect that our product revenue will continue to increase in 2015 compared to 2014 due primarily to increasing acceptance of and demand for Iclusig, as well as pricing adjustments, in the United States, and increasing sales of Iclusig in Europe as we obtain pricing and reimbursement approval in various countries in Europe during the year. With the re-launch of Iclusig in the United States in January 2014, we have re-established marketing and distribution activities that have driven increasing product revenue that we expect will continue in 2015 and beyond. In Europe, our growth in revenues is dependent on the successful completion of pricing and reimbursement negotiations in countries throughout Europe. We currently have pricing and reimbursement approval in eight countries in Europe and expect to receive approval and formally launch commercial distribution in an additional eight to twelve countries in Europe in 2015, which we expect will drive additional increases in Iclusig product revenue. In addition, we have obtained marketing approval for Iclusig in Australia, Israel and Canada, and expect to file for approval in Japan in the second half of 2015. In these and other territories, we plan to rely on partnerships and distribution arrangements to make Iclusig available in these markets to patients. Actual revenues will be subject to the outcome of pricing and reimbursement negotiations in Europe and the ultimate resolution of pricing negotiations and refunds in France.

License revenue decreased for the three-month period ended March 31, 2015 compared to the corresponding period in 2014 by approximately $3.7 million. This was related to the $3.8 million of license revenue received pursuant to our license agreement with Medinol for the development of ridaforolimus eluting stents in the three-month period ended March 31, 2014.

We expect our license revenue will increase during the remainder of 2015 due primarily to initiating revenue recognition of the up-front payment of $77.5 million received from our collaboration agreement with Otsuka effective in December 2014. No revenue has been recognized on this agreement as of March 31, 2015.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig in the United States and in Europe. Our cost of product revenue for the three-month period ended March 31, 2015 as compared to the corresponding period in 2014, was as follows:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2015	2014
Inventory cost of Iclusig sold	$263	$76	$187
Shipping and handling costs	215	199	16
Inventory reserves/write-downs	217	1,013	(796)

	$695	$1,288	$(593)

Research and Development Expenses

Research and development expenses increased by $10.9 million, or 38 percent, to $39.4 million for the three-month period ended March 31, 2015, compared to $28.6 million for the three-month period ended March 31, 2014, for the reasons set forth below.

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

Our R&D expenses for the three-month period ended March 31, 2015 as compared to the corresponding period in 2014, were as follows:

	Three Months Ended March 31,		Increase/ (decrease)
In thousands	2015	2014
Direct external expenses:
Iclusig	$6,229	$6,524	$(295)
Brigatinib	8,761	3,240	5,521
All other R&D expenses	24,454	18,790	5,664

	$39,444	$28,554	$10,890

Direct external expenses for Iclusig were $6.2 million in the three-month period ended March 31, 2015, a decrease of $295,000, or four percent, as compared to the corresponding period in 2014. The decrease is primarily due to a decrease in clinical trial costs of $2.8 million, offset in part by increases in contract manufacturing costs of $1.1 million and other costs of $1.5 million. The decrease in clinical trial costs relates primarily to the discontinuation of the Phase 3 EPIC trial in October 2013, the impact of clinical holds placed on certain trials, including investigator sponsored trials, and decreasing activities in the Phase 2 PACE trial and other trials. The increase in manufacturing costs relates to large scale process development activities for Iclusig at a contract manufacturer. The increase in other costs relates to the conduct of other studies to assess the safety profile and risk factors associated with cardio vascular occlusive events.

Direct external expenses for brigatinib were $8.8 million in the three-month period ended March 31, 2015, an increase of $5.5 million, or 170 percent, as compared to the corresponding period in 2014. The increase in expenses for brigatinib was due primarily to increases in clinical trial costs of $2.1 million, in contract manufacturing costs of $2.7 million and $709,000 in other supporting costs. The increase in clinical trial costs relates primarily to increasing enrollment in the ALTA pivotal Phase 2 trial for brigatinib. Contract manufacturing costs increased due to activities related to process development and qualification, as well as drug development and validation activities to support preparation of agency filings for this product candidate. Other costs increased due to costs related to toxicology studies in support of the program.

We expect that our quarterly direct external R&D expenses will increase over the remainder of 2015 as we continue to invest in Iclusig and our product candidates’ brigatinib and AP32788. We continue to treat and follow patients in on-going clinical trials of Iclusig and plan to commence additional trials in 2015 designed to better understand the safety profile of Iclusig and to evaluate its use in earlier lines of therapy, as well as conduct additional studies to support continued development of Iclusig. For brigatinib, we continue to treat and follow patients in our Phase 1/2 clinical trial and continue to enroll patients in the ALTA pivotal trial, and plan to conduct additional studies to support continued development and potential regulatory approval of brigatinib. For AP32788, which we recently nominated as our next development candidate, we plan to conduct various studies that are necessary to support the filing of an investigational new drug application with the FDA.

All other R&D expenses increased by $5.7 million or 30 percent, in the three-month period ended March 31, 2015 as compared to the corresponding period in 2014. This increase was due to an increase in personnel costs of $2.8 million as well as increases in professional and general expenses of $2.4 million. Personnel costs increased due to an increase in number of employees to support the development activities of our product and product candidates. Professional and general costs increased due to increasing activities to support regulatory filings in multiple jurisdictions and related increase in travel. We expect that all other R&D expenses will increase over the remainder of 2015 due to increased expenses in support of additional clinical trials and increased other pre-clinical activities.

The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. Our ability to obtain sources of product revenue from the successful development our product candidates will depend on, among other things, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of brigatinib, AP32788 and other product candidates, if any. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our subsequent periodic and current reports filed with the SEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million, or 6 percent, to $33.6 million in the three-month period ended March 31, 2015, compared to $31.6 million in the corresponding period in 2014. Expenses for outside professional services increased by $1.1 million in the three-month period ended March 31, 2015 as compared to the corresponding period in 2014 primarily due to an increase in legal expenses and other consulting services associated with ongoing litigation matters and annual proxy and corporate compliance matters. General and other expenses increased $1.1 million as a result of activities required to track and monitor safety events related to Iclusig. We expect that selling, general and administrative expenses will remain at approximately the same level on a quarterly basis over the remainder of 2015.

We expect that operating expenses in total will increase over the remainder of 2015 as described in the sections above. The actual amount of operating expenses will depend on, among other things, costs related to the progress of our product development programs including the initiation of and increases in enrollment in our clinical trials of Iclusig and brigatinib, the status of pre-clinical studies of AP32788, costs related to regulatory requirements and filings for Iclusig and our other product candidates, and related supporting activities and costs.

Other Income (Expense)

Interest Income/Expense

Interest income decreased to $19,000 in the three-month period ended March 31, 2015 from $22,000 in the corresponding period in 2014, as a result of decreases in yields for invested cash balances.

Interest expense increased to $3.9 million in the three-month period ended March 31, 2015 from $33,000 in the corresponding period in 2014 as a result of the issuance of $200 million in convertible notes in June 2014, including coupon interest of $1.8 million and amortization of debt discount of $2.0 million in 2015.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction gains of $1.1 million for the three-month period ended 2015 compared to net foreign exchange losses of $41,000 in the corresponding period in 2014. The gains and losses are a result of our operations in Europe as we carry accounts denominated in foreign currencies and are caused by changes in exchange rates during these periods.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended 2015 was $214,000, compared to $119,000 in the corresponding period in 2014 and reflects estimated expenses for state taxes and taxes associated with certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $49.7 million for the three-month period ended March 31, 2015 compared to a loss from operations of $49.7 million for the three-month period ended March 31, 2014. We also reported a net loss of $52.7 million for the three-month period ended March 31, 2015, compared to a net loss of $49.8 million for the three-month period ended March 31, 2014 , an increase in net loss of $2.9 million or 6 percent, and a net loss per share of $(0.28) and $(0.27), respectively. The increase in net loss for 2015 is largely due to an increase in our operating expenses of $12.8 million consisting primarily of an increase of approximately $10.9 million in research and development expenses, and an increase of $3.8 million in interest expense, offset in part by an increase in revenue of $12.2 million, all as described above. Our results of operations for the remaining quarters of 2015 will vary from those of the quarter ended March 31, 2015 and actual results will depend on a number of factors, including our ability to successfully grow Iclusig product revenue in the United States, Europe and other territories, the status of pricing and reimbursement approvals in Europe, the progress of our product development programs, ongoing employee and related personnel costs, the progress of our discovery research programs, our ability to secure a partnership to co-develop and co-commercialize brigatinib and the impact of any commercial and business development activities, the impact of costs and potential sub-leasing activity for our building currently under construction in Cambridge, Massachusetts and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents totaling $304.0 million and working capital of $255.1 million, compared to cash and cash equivalents totaling $353.7 million and working capital of $296.6 million at December 31, 2014. These decreases are due to our results of operations for the quarter ended March 31, 2015 as described above. Of the $304.0 million of cash and cash equivalents at March 31, 2015, $10.4 million was in accounts held by our international subsidiaries. For the three-month period ended March 31, 2015, we reported a net loss of $52.7 million and cash used in operating activities of $50.2 million. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased sales of Iclusig and potential future regulatory approvals of our product candidates, the timing of which are uncertain. However, pursuant to our current operating plan, we are focused on investments in commercialization, research and development, and new business development initiatives that we expect will lead to sustained profitability in 2018.

Our balance sheet at March 31, 2015 includes property and equipment of $224.4 million, which represents an increase of $21.4 million from December 31, 2014. The increase is primarily due to the accounting, as described earlier, for our lease of new laboratory and office space in two adjacent, connected buildings currently under construction in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in March 2015 at which time we commenced making lease payments. Construction of tenant improvements is expected to be completed in the first half of 2016, at which time we expect to occupy the buildings. Under the relevant accounting guidance, we are the deemed owner for the project during the construction periods and accordingly, we record the project construction costs as an asset $217.8 million and a corresponding facility lease obligation of $217.4 million at March 31, 2015. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital. Our uses of cash during the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In thousands	2015	2014
Net cash used in operating activities	$50,194	$52,409
Investment in property and equipment	754	1,706
Re-payment of long-term borrowings	—	1,050

	$50,948	$55,165

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue and working capital requirements. As noted previously, our net loss in the three-month period ended March 31, 2015 increased by $2.9 million as compared to the corresponding period in 2014. However, our net cash used in operating activities for the three-month period ended March 31, 2015 decreased by $2.2 million compared to the corresponding period in 2014 due primarily to changes in working capital requirements.

We currently occupy facilities in Cambridge, Massachusetts and Switzerland from which we conduct and manage our business. We also plan to occupy space in Cambridge, Massachusetts currently under construction. We had planned to move into the new buildings in early 2015. However, in light of our announcements in the fourth quarter of 2013 concerning Iclusig, we re-assessed our current and future need for space in Cambridge and expect to require less space than previously planned. We could not terminate the new lease without substantial cost, and we would have been required to make substantial expenditures to make necessary improvements to our existing facilities. We are, therefore, planning to sub-lease approximately 170,000 square feet of the 386,000 square feet of the space comprising the new buildings. If we are not successful in subleasing this space, our cost of the space we occupy will increase. The landlord completed construction of the core and shell of the buildings in March 2015 at which time lease payments commenced. Tenant improvements and the fit-out of the facility have started and are expected to be completed in the second quarter of 2016. The landlord has provided a tenant improvement allowance for such costs. To the extent such costs exceed the allowance, we will be responsible for funding such excess.

Liquidity

We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. In addition, we must pay interest on the $200 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. We also have a substantial facility lease obligation, as noted above. We expect that cash flows from Iclusig together with our current cash and cash equivalents and funding we expect to receive from new collaborative agreements or strategic alliances will be sufficient to fund our operations for the foreseeable future.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we maintained outstanding letters of credit of $11.3 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of March 31, 2015:

		Payments Due By Periods
In thousands	Total	In 2015	2016 through 2018	2019 through 2020	After 2020
Long-term debt	$240,479	$7,552	$22,052	$210,875	$—
Lease agreements	485,573	11,085	87,364	68,150	318,974
Employment agreements	15,315	6,209	9,106	—	—
Purchase commitments	39,932	2,221	22,361	5,877	9,473
Other long-term obligations	6,133	55	5,843	135	100

Total fixed contractual obligations	$787,432	$27,122	$146,726	$285,037	$328,547

Long-term debt reflects the payment at maturity of our $200 million of convertible notes issued in June 2015 and due on June 15, 2020. Interest on this debt accrues at a rate of 3.625 percent of the principal, or $7.25 million, annually and is payable in arrears in December and June of each year. We may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that we are not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving our company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100 percent of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to meet anticipated clinical trial commencement, enrollment and completion dates for our products and product candidates and to move new development candidates into the clinic; our ability to secure a partnership for brigatinib (AP26113); difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; our ability to successfully commercialize and generate profits from sales of Iclusig; competition from alternative therapies, our reliance on the performance of third-party manufacturers and specialty pharmacies for the distribution of Iclusig; the occurrence of adverse safety events with our products and product candidates; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; litigation, including our pending securities class action and derivative lawsuits; our operations in foreign countries; ; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. At March 31, 2015 our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

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

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. These convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $230 million at March 31, 2015.

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

There have been no material developments in the legal proceedings disclosed Part I, Item 3 our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as follows:

Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al.

On March 24, 2015, the United States District Court for the District of Massachusetts, or the District Court, granted the defendants’ and the underwriters’ motions to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 21, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motions to dismiss with the United States Court of Appeals for the First Circuit.

Yu Liang v. ARIAD Pharmaceuticals, Inc., et al.

On March 9, 2015, the District Court granted the defendants’ motion to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 16, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motion to dismiss with the United States Court of Appeals for the First Circuit.

Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc.

On March 11, 2015, a product liability lawsuit, styled Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc., was filed in the United States District Court for the Southern District of Florida naming the Company as defendant. The lawsuit alleges that our cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees.

We believe all of the actions are without merit. We also believe that any liability in the Montalbano lawsuit would be covered by our product liability insurance. At this time, we have not recorded a liability related to damages in connection with these matters because we believe that any potential loss is not currently probable or reasonably estimable under U.S. generally accepted accounting principles.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6.	EXHIBITS

10.1+	Executive Employment Agreement, dated January 20, 2015, between ARIAD Pharmaceuticals, Inc., and Thomas DesRosier (previously filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-36172) and incorporated herein by reference).

10.2*	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

10.3+	Letter Agreement, dated April 28, 2015, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015 (File No. 001-36172) and incorporated herein by reference).

10.4+	Agreement, dated April 28, 2015, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2015 (File No. 001-36172) and incorporated herein by reference).

10.5*	Second Amendment to Lease, dated March 24, 2015, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 25 Binney Street)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

ARIAD, the ARIAD logo and Iclusig are our registered trademarks. The domain name and website address www.ariad.com, and all rights thereto, are registered in the name of, and owned by, ARIAD. The information in our website is not intended to be part of this Quarterly Report on Form 10-Q. We include our website address herein only as an inactive textual reference and do not intend it to be an active link to our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
Date: May 8, 2015		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1+	Executive Employment Agreement, dated January 20, 2015, between ARIAD Pharmaceuticals, Inc., and Thomas DesRosier (previously filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-36172) and incorporated herein by reference).

10.2*	License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.

10.3+	Letter Agreement, dated April 28, 2015, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015 (File No. 001-36172) and incorporated herein by reference).

10.4+	Agreement, dated April 28, 2015, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2015 (File No. 001-36172) and incorporated herein by reference).

10.5*	Second Amendment to Lease, dated March 24, 2015, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 25 Binney Street)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.