Form 10-Q
period 2015-06-30
ARIAD PHARMACEUTICALS INC
filed 2015-08-07
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 188,896,380.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$273,966	$352,688
Accounts receivable, net	14,418	8,397
Inventory	1,325	979
Other current assets	11,428	23,578

Total current assets	301,137	385,642
Restricted cash	11,334	11,308
Property and equipment, net	227,227	203,027
Intangible and other assets, net	3,279	3,893

Total assets	$542,977	$603,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,206	$10,819
Current portion of long-term facility lease obligation	7,100	6,707
Accrued compensation and benefits	13,510	21,095
Accrued product development expenses	19,442	13,958
Other accrued expenses	12,894	11,514
Current portion of deferred revenue	6,852	8,075
Other current liabilities	20,210	17,830

Total current liabilities	91,214	89,998
Long-term debt	160,882	156,908
Long-term facility lease obligation	212,246	189,320
Other long-term liabilities	12,203	11,338
Deferred revenue	80,199	75,505

Total liabilities	556,744	523,069

Commitments and contingencies (note 9)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2015 and 2014; issued and outstanding, 188,714,154 shares in 2015 and 187,294,094 shares in 2014	189	187
Additional paid-in capital	1,320,917	1,299,394
Accumulated other comprehensive loss	(4,444)	(4,185)
Accumulated deficit	(1,330,429)	(1,214,595)

Total stockholders’ equity (deficit)	(13,767)	80,801

Total liabilities and stockholders’ equity (deficit)	$542,977	$603,870

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2015	2014	2015	2014

Revenue:
Product revenue, net	$27,818	$11,881	$51,719	$19,872
License revenue	1,420	233	1,510	4,023

Total revenue	29,238	12,114	53,229	23,895

Operating expenses:
Cost of product revenue	488	2,395	1,183	3,683
Research and development expense	38,739	31,794	78,183	60,348
Selling, general and administrative expense	48,622	34,199	82,172	65,790

Total operating expenses	87,849	68,388	161,538	129,821

Loss from operations	(58,611)	(56,274)	(108,309)	(105,926)

Other income (expense):
Interest income	22	21	41	44
Interest expense	(3,813)	(558)	(7,668)	(591)
Foreign exchange (loss) gain	(458)	(4)	615	(45)

Other income (expense), net	(4,249)	(541)	(7,012)	(592)

Loss before provision for income taxes	(62,860)	(56,815)	(115,321)	(106,518)

Provision for income taxes	300	106	514	225

Net loss	$(63,160)	$(56,921)	$(115,835)	$(106,743)

Net loss per share – basic and diluted	$(0.33)	$(0.30)	$(0.62)	$(0.57)

Weighted-average number of shares of common stock outstanding – basic and diluted	188,598	186,815	188,220	186,535

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2015	2014	2015	2014

Net loss	$(63,160)	$(56,921)	$(115,835)	$(106,743)

Other comprehensive income (loss):
Cumulative translation adjustment	(77)	3	159	2
Amortization of prior service cost included in net periodic pension cost	(495)	41	(418)	82

Other comprehensive income (loss)	(572)	44	(259)	84

Comprehensive loss	$(63,732)	$(56,877)	$(116,094)	$(106,659)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
In thousands	2015	2014
Cash flows from operating activities:
Net loss	$(115,835)	$(106,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	5,762	2,822
Stock-based compensation	19,078	16,945
Deferred executive compensation expense	—	119
Increase (decrease) from:
Accounts receivable	(6,022)	(3,665)
Inventory	(347)	(506)
Other assets	12,678	(356)
Accounts payable and other accrued expenses	2,205	(3,445)
Current portion of long-term facility lease obligation	393	—
Deferred revenue	3,471	1,364
Deferred executive compensation paid	—	(2,630)

Net cash used in operating activities	(78,617)	(96,095)

Cash flows from investing activities:
Investment in property and equipment	(2,700)	(2,010)

Net cash used in investing activities	(2,700)	(2,010)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	194,000
Proceeds from issuance of warrants	—	27,580
Purchase of convertible bond hedges	—	(43,220)
Repayment of long-term borrowings and capital lease obligation	—	(9,100)
Reimbursement of amounts related to facility lease obligation	15	—
Proceeds from issuance of common stock pursuant to stock option and purchase plans	2,620	2,262
Payment of tax withholding obligations related to stock compensation	(174)	(558)

Net cash provided by financing activities	2,461	170,964

Effect of exchange rates on cash	134	1

Net increase (decrease) in cash and cash equivalents	(78,722)	72,860
Cash and cash equivalents, beginning of period	352,688	237,179

Cash and cash equivalents, end of period	$273,966	$310,039

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$22,911	$44,898

Investment in property and equipment included in accounts payable or accruals	$587	$121

Deferred financing costs included in accounts payable or accruals	$—	$1,079

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

The Company is selling its cancer medicine, Iclusig® (ponatinib), for the treatment of adult patients with chronic myeloid leukemia (“CML”) and Philadelphia chromosome positive acute lymphoblastic leukemia (“Ph+ ALL”). In addition to commercializing Iclusig in the United States, Europe and other territories, the Company is developing Iclusig for approval in additional countries and for additional cancer indications. The Company is also developing two product candidates, brigatinib (AP26113) and AP32788. Brigatinib is being studied in patients with advanced solid tumors, including non-small cell lung cancer. AP32788 is being developed for the treatment of non-small cell lung cancer and other solid tumors. Ridaforolimus, a compound that the Company discovered internally and subsequently out-licensed to Medinol, Ltd. (“Medinol”), is being developed by Medinol for use on drug-eluting stents and other medical devices. In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The Company has prepared the condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the Company has prepared the accompanying condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ARIAD Pharmaceuticals, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of cash balances held as collateral for outstanding letters of credit related to the lease of the Company’s laboratory and office facilities, including those currently under construction in Cambridge, Massachusetts, and for other purposes.

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

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company records inventory at the lower of cost or market. The Company determines the cost of its inventory on a specific identification basis. The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $245,000 and $3.2 million for the six-month periods ended June 30, 2015 and 2014, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.

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

For foreign subsidiaries that transact in functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rate for the period. Adjustments resulting from the translation of the financial statements into U.S. dollars in these circumstances are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are re-measured into

U.S. dollars at the current exchange rate on the balance sheet date. Nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. Adjustments resulting from remeasurement of financial statements into U.S. dollars in these circumstances are recorded in the net loss as foreign currency gains or losses.

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

Product Revenue, Net

The Company sells Iclusig in the United States to a single specialty pharmacy, Biologics, Inc. (“Biologics”). Biologics dispenses Iclusig directly to patients. In Europe, the Company sells Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. These specialty pharmacies, retail pharmacies and hospital pharmacies are referred to as the Company’s customers. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when risk of loss and title passes to the customer, provided all other revenue recognition criteria are met. Prior to 2015, with the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company had determined that the shipments of Iclusig to its United States customers did not meet the criteria for revenue recognition until it was dispersed to the patient. Prior to 2015, the Company recognized revenue in the United States, assuming all revenue recognition criteria had been met, when Iclusig was sold by its customers to patients. As of January 1, 2015, the Company concluded that it now had sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, the Company now recognizes revenue in the United States upon shipment of Iclusig to Biologics.

The Company has written contracts or standard terms of sale with each of its customers and delivery occurs when risk of loss and title passes to the customer. The Company evaluates the creditworthiness of each of its customers to determine whether collection is reasonably assured. In order to conclude that the price is fixed and determinable, the Company must be able to (i) calculate its gross product revenues from the sales to its customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its customers for Iclusig. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and customer fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicare and Medicaid reimbursements in the United States, (iii) estimated product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These deductions from gross revenue to determine net revenue are also referred to as gross to net deductions.

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

Rebates, Chargebacks and Discounts: In the United States, the Company contracts with Medicare, Medicaid, and other government agencies (collectively, “payers”) to make Iclusig eligible for purchase by, or for partial or full reimbursement from, such payers. The Company estimates the rebates, chargebacks and discounts it will provide to payers and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company’s estimates of rebates, chargebacks and discounts are based on (1) the contractual terms of agreements in place with payers, (2) the government-mandated discounts applicable to government funded programs, and (3) the estimated payer mix. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on the condensed consolidated balance sheet. In Europe, the Company is subject to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare. Estimates relating to these rebates and discounts are deducted from gross product revenues at the time the revenues are recognized. These rebates and discounts are recorded in accrued expenses on the condensed consolidated balance sheet.

Other Adjustments: Other adjustments to gross revenue include co-pay assistance and product returns. The Company offers co-pay assistance rebates to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. In addition, the Company is contractually obligated to ship product with specific remaining shelf life prior to expiry per its distribution agreements.

The following table summarizes the activity in each of the above product revenue allowances and reserve categories for the six-month period ended June 30, 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Adjustments	Total
Balance, January 1, 2015	$72	$2,095	$360	$2,527
Provision	255	2,097	218	2,570
Payments or credits	(228)	(1,645)	(158)	(2,031)

Balance, March 31, 2015	99	2,547	420	3,066
Provision	304	3,262	228	3,794
Payments or credits	(289)	(2,808)	(62)	(3,159)

Balance, June 30, 2015	$114	$3,001	$586	$3,701

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

The price of Iclusig in France will become fixed or determinable upon completion of pricing and reimbursement negotiations. At that time, the Company will record revenue related to cumulative shipments as of that date in France, net of amounts that will be refunded to the health authority based on the results of the pricing and reimbursement negotiations. The aggregate gross selling price of the shipments under these programs amounted to $20.8 million through June 30, 2015, of which $19.4 million was received as of June 30, 2015. Amounts received from shipments in France are carried in other liabilities.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of June 30, 2015, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month and six-month periods ended June 30, 2015, one individual customer accounted for 78 percent and 78 percent of net product revenue, respectively. As of June 30, 2015, one individual customer accounted for 68 percent of accounts receivable. For the three-month and six-month periods ended June 30, 2014, one individual customer accounted for 67 percent and 63 percent of net product revenue, respectively. As of June 30, 2014, one customer accounted for 66 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for either 2015 or 2014 or accounts receivable as of either June 30, 2015 or 2014.

Segment Reporting and Geographic Information

The Company organizes itself into one operating segment reporting to the Chief Executive Officer. For the three-month periods ended June 30, 2015 and 2014, net product revenue from customers outside the United States totaled 22 percent and 33 percent of the Company’s consolidated net product revenue, respectively, with 8 percent and 22 percent, respectively, representing product revenue from customers in Germany. For the six-month periods ended June 30, 2015 and 2014, product revenue from customers outside the United States totaled 22 percent and 37 percent of the Company’s consolidated net product revenue respectively, with 9 percent and 26 percent, respectively, representing net product revenue from customers in Germany. Long lived assets outside the United States totaled $1.4 million at June 30, 2015 and $1.3 million at June 30, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. This amendment will be effective for the Company in the first quarter of fiscal 2017, with early adoption permitted. Adoption of the guidance would reclassify debt issuance costs from other assets to long-term obligations, less current portion, within the condensed consolidated balance sheet. The Company does not expect the adoption to have a material impact on its financial position or results of operations, and is currently evaluating the timing of adoption.

In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for the Company in the first quarter of fiscal 2018. The Company is continuing to evaluate the options for adoption and the impact on its financial position and results of operations.

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

For accounting purposes, because Otsuka’s ability to access the value of the distribution rights in the license absent the delivery of the other elements of the arrangement, in particular the manufacturing deliverables which remain within the Company’s control, the Company has concluded that the licenses and other deliverables do not have standalone value, and have combined all deliverables into a single unit of accounting. The nonrefundable upfront cash payment has been recorded as deferred revenue on our balance sheet and is being recognized as revenue on a straight-line basis commencing in April 2015, the time at which the Company has commenced providing all elements included in the Collaboration Agreement. The Company has recognized as license revenue approximately $1.3 million of the upfront fee for the three-month period ending June 30, 2015.

The upfront payment was subject to a Japan withholding tax of $15.8 million which was remitted by Otsuka to the Japanese tax authorities. The Company determined at December 31, 2014 that the release of those funds to the Company was probable and therefore recorded a receivable for such amounts, with an offsetting amount included in deferred revenue. The Company received the $15.8 million from the Japanese tax authorities in April 2015.

Medinol Ltd.

The Company entered into an agreement with Medinol in 2005 pursuant to which the Company granted to Medinol a non-exclusive, world-wide, royalty-bearing license, under its patents and technology, to develop, manufacture and sell stents and other medical devices to deliver the Company’s mTOR inhibitor, ridaforolimus, to prevent reblockage of injured vessels following stent-assisted angioplasty. The term of the license agreement extends to the later to occur of the expiration of the Company’s patents relating to the rights granted to Medinol under the license agreement or fifteen years after the first commercial sale of a product developed under the agreement.

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

The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sale of products developed under the agreement. In January 2014, Medinol initiated two registration trials of its NIRsupreme™ Ridaforolimus-Eluting Coronary Stent System. The commencement of enrollment in these clinical trials along with the submission of an investigational device exemption with the FDA triggered milestone payments to the Company of $3.75 million, which are recorded as license revenue in the accompanying consolidated statement of operations for the six month period ended June 30, 2014. The Company is eligible to receive additional, regulatory, clinical and commercial milestone payments of up to $34.75 million under the agreement if two products are successfully developed and commercialized.

4. Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of June 30, 2015 and December 31, 2014:

In thousands	2015	2014
Raw materials	$—	$—
Work in process	120	460
Finished goods	1,205	979

	1,325	1,439
Current portion	(1,325)	(979)

Non-current portion included in intangible and other assets, net	$—	$460

The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig in the United States and Europe and to support continued clinical development.

5. Property and Equipment, Net

Property and equipment, net, was comprised of the following at June 30, 2015 and December 31, 2014:

In thousands	2015	2014
Leasehold improvements	$22,717	$22,315
Construction in progress	220,907	196,027
Equipment and furniture	24,131	23,511

	267,755	241,853
Less accumulated depreciation and amortization	(40,528)	(38,826)

	$227,227	$203,027

As of June 30, 2015 and December 31, 2014, the Company has recorded a facility lease obligation of $219.3 million and $196.0 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 for further information.

Depreciation and amortization expense was $848,000 and $1.2 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $1.7 million, and $2.5 million for the six-month periods ended June 30, 2015 and 2014, respectively.

6. Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at June 30, 2015 and December 31, 2014:

In thousands	2015	2014
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,054)	(5,036)

	921	939
Inventory, non-current	—	460
Other assets	2,358	2,494

	$3,279	$3,893

7. Other Current Liabilities

Other current liabilities consisted of the following at June 30, 2015 and December 31, 2014:

In thousands	2015	2014
Amounts received in advance of revenue recognition	$19,684	$17,186
Other	526	644

	$20,210	$17,830

Amounts received in advance of revenue recognition consist of payments received from customers in France.

8. Long-term Debt

3.625 percent Convertible Notes due 2019

On June 17, 2014, the Company issued $200.0 million aggregate principal amount of 3.625 percent convertible senior notes due 2019 (the “convertible notes”). The Company received net proceeds of $192.9 million from the sale of the convertible notes, after deducting fees of $6.0 million and expenses of $1.1 million. At the same time, in order to reduce the potential dilution to the Company’s common stockholders and/or offset any cash payments in excess of the principal amount due upon conversion of the convertible notes, the Company used $43.2 million of the net proceeds from the sale of the convertible notes to pay the cost of convertible bond hedges which cost was partially offset by $27.6 million in proceeds to the Company from the related sale of warrants to the counter-party in the convertible bond hedge transaction.

The outstanding convertible note balances as of June 30, 2015 and December 31, 2014 consisted of the following:

In thousands	2015	2014
Principal	$200,000	$200,000
Less: debt discount, net	(39,118)	(43,092)

Net carrying amount	$160,882	$156,908

The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through June 30, 2015. Interest expense related to the convertible notes during for the three-month and six-month periods ended June 30, 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Contractual interest expense	$1,813	$262	$3,625	$262
Amortization of debt discount	1,965	269	3,973	269
Amortization of debt issuance costs	35	5	70	5

	$3,813	$536	$7,668	$536

9. Leases, Licensed Technology and Other Commitments

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a lease agreement for an additional 26,000 square feet of office space which expires in August 2017. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $3.1 million remaining in 2015, $5.9 million in 2016, $6.0 million in 2017, $6.1 million in 2018 and $3.6 million in 2019.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building was completed in March 2015, at which time, pursuant to a second amendment to the lease in March 2015, the Company commenced making lease payments. Construction of tenant improvements in the building will commence now that the core and shell have been completed. Construction of the tenant improvements is expected to be completed in the third quarter of 2016.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of June 30, 2015, the Company has recorded construction in progress and a facility lease obligation of $220.9 million and $219.3 million, respectively, including the current portion of the obligation of $7.1 million included in current liabilities.

The initial term of the lease is for 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $3.8 million, $8.7 million, $25.5 million, $31.0 million and $31.5 million in the first five years of the lease and $357.4 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building, which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Future non-cancelable minimum annual lease payments under their lease are expected to be approximately $0.5 million remaining in 2015, $1.1 million in 2016, 2017, 2018, and 2019 and $4.5 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases for the three-month and six-month periods ended June 30, 2015 and 2014 was $2.6 million, and $1.9 million, respectively, and $4.5 million and $3.8 million respectively. Contingent rent for the three-month and six-month periods ended June 30, 2015 and 2014 was $327,000 and $158,000, respectively, and $539,000 and $338,000 respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter are $7.7 million, $15.9 million, $32.7 million, $38.2 million, $36.2 million and $361.9 million, respectively.

Other Commitments

The Company has entered into employment agreements with each of the officers of the Company. The agreements for these officers have remaining terms as of June 30, 2015 extending through the end of 2016 or 2017, providing for aggregate base salaries of $4.5 million for 2015, $12.1 million for 2016 and $7.9 million for 2017.

10. Stockholders’ Equity (Deficit)

The changes in stockholders’ equity (deficit) for the six-month period ended June 30, 2015 were as follows:

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
$ in thousands	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, January 1, 2015	187,294,094	$187	$1,299,394	$(4,185)	$(1,214,595)	$80,801
Issuance of common stock pursuant to ARIAD stock plans	1,420,060	2	2,620			2,621
Stock-based compensation			19,078			19,078
Payment of tax withholding obligations related to stock-based compensation			(175)			(175)
Other comprehensive loss				(259)		(259)
Net loss					(115,835)	(115,835)

Balance, June 30, 2015	188,714,514	$189	$1,320,917	$(4,444)	$(1,330,429)	$(13,767)

11. Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. All such measurements are Level 2 measurements in the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200 million, was $231.5 million at June 30, 2015 and $203.4 million at December 31, 2014, respectively.

12. Stock Compensation

ARIAD Stock Option and Stock Plans

The Company’s 2001, 2006 and 2014 stock option and stock plans provide for the award of nonqualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a three or four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2001 and 2006 plans have no shares remaining available for grant, although existing stock options granted under these plans remain outstanding. As of June 30, 2015, there were 9,451,009 shares available for awards under the 2014 plan. The Company generally issues new shares upon the exercise or vesting of stock plan awards.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in June 2014 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each six-month withholding period. For the six-month periods ended June 30, 2015 and 2014, 128,151 and 118,644 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.

Stock-Based Compensation

The Company’s statements of operations included total compensation cost from awards under the plans and purchases under the ESPP for the three-month and six-month periods ended June 30, 2015 and 2014, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Compensation cost from:
Stock options	$4,129	$4,164	$8,371	$8,844
Stock and stock units	6,395	4,178	10,461	7,826
Purchases of common stock at a discount	120	107	246	275

	$10,644	$8,449	$19,078	$16,945

Compensation cost included in:
Research and development expenses	$4,180	$3,633	$7,996	$7,341
Selling, general and administrative expenses	6,464	4,816	11,082	9,604

	$10,644	$8,449	$19,078	$16,945

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

Stock option activity under the Company’s stock plans for the six-month period ended June 30, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2015	10,148,087	$10.09
Granted	895,730	$8.06
Forfeited	(378,848)	$10.41
Exercised	(518,321)	$5.94

Options outstanding, June 30, 2015	10,146,648	$10.11

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

Stock and stock unit activity under the Company’s stock plans for the six-month period ended June 30, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Stock units outstanding, January 1, 2015	3,503,153	$9.97
Granted / awarded	3,002,575	$8.70
Forfeited	(66,793)	$7.83
Vested or restrictions lapsed	(937,137)	$10.12

Stock units outstanding, June 30, 2015	5,501,798	$9.28

The total fair value of stock and stock unit awards that vested as of June 30, 2015 and 2014 was $6.8 million and $4.1 million, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted and are probable to become vested was $21.4 million at June 30, 2015 and will be recognized over 1.7 years on a weighted average basis.

Included in the table above are performance share units which were awarded from 2012 to 2015 as follows:

Years of Accrual	Number of Units	Description of Metric
2012	121,200	Approval of Iclusig in Europe – achieved in 2013
2013	316,000	Brigatinib clinical trial enrollment (100%)
2014	1,044,000	Iclusig clinical trial enrollment (50%); cumulative 2 year revenues from sales of Iclusig (50%)
2015	751,300	Iclusig clinical trial enrollment (325,000 units); 2015 revenues from sales of Iclusig (325,000 units); total relative return on common stock 2015-2017 (101,300 units)

The Company recognizes compensation expense for performance share units when the achievement of the metric is determined to be probable of occurrence. The total number of units earned, and related compensation cost, may be up to 60 percent higher depending on the level or timing of achievement of the metric as defined in the specific award agreement.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2015	2014	2015	2014

Net loss	$(63,160)	$(56,921)	$(115,835)	$(106,743)

Net loss per share – basic and diluted	$(0.33)	$(0.30)	$(0.62)	$(0.57)

Weighted average shares – basic and diluted	188,598	186,815	188,220	186,535

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for three-month and six-month periods ended June 30, 2015 were as follows:

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, April 1, 2015	$410	$(4,282)	$(3,872)
Other comprehensive income (loss)	(77)	(495)	(572)

Balance, June 30, 2015	$333	$(4,777)	$(4,444)

In thousands	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2015	$174	$(4,359)	$(4,185)
Other comprehensive income (loss)	159	(418)	(259)

Balance, June 30, 2015	$333	$(4,777)	$(4,444)

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total provision for income taxes for the three-month and six-month periods ended June 30, 2015 and 2014 was $300,000 and $106,000, respectively, and $514,000 and $225,000, respectively.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. No uncertain tax positions are expected to be resolved within the next twelve months. During the six-month period ended June 30, 2015, the Internal Revenue Service completed its audit of the Company’s 2012 U.S. federal income tax return, and issued a “no-change” letter indicating that no adjustments would be made to the return as filed.

16. Restructuring Actions

In the first quarter of fiscal 2014, the Company incurred expenses of $4.8 million associated with employee workforce reductions of approximately 155 positions implemented in November 2013. The Company recorded $2.2 million of the employee separation costs in research and development expense and $2.6 million in selling, general and administrative expense. The restructuring charges were paid by the end of June 30, 2014.

17. Defined Benefit Pension Obligation

The Company maintains a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the defined benefit pension plan for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Service cost	$440	$303	$888	$591
Interest cost	19	46	69	89
Expected return on plan assets	(12)	(38)	(49)	(75)
Amortization of prior service cost	87	41	164	82

Net periodic benefit cost	$534	$352	$1,072	$687

The Company expects to contribute $1.7 million in total to the plan in 2015.

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

On November 6, 2013, a purported derivative lawsuit, styled Yu Liang v. ARIAD Pharmaceuticals, Inc., et al., was filed in the District Court, on behalf of the Company naming its directors and certain of its officers as defendants. On December 6, 2013, an additional purported derivative lawsuit, styled Arkady Livitz v. Harvey J. Berger, et al, was filed in the District Court. The lawsuits allege that the Company’s directors and certain of its officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuits also assert claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. On January 23, 2014, the District Court consolidated the actions. On February 3, 2014, the plaintiffs designated the Yu Liang complaint as the operative complaint as contemplated by the order of the District Court. The plaintiffs seek unspecified monetary damages, changes in the Company’s corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney’s fees. On March 5, 2014, the defendants filed a motion to dismiss the complaint. In response, on March 26, 2014, the plaintiffs filed an amended complaint. On April 23, 2014, the defendants filed a motion to dismiss the amended complaint. On July 23, 2014, the District Court heard oral argument on the motion to dismiss. On March 9, 2015, the District Court granted the defendants’ motion to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 16, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motion to dismiss with the United States Court of Appeals for the First Circuit. On August 6, 2015, the plaintiffs filed a motion to voluntarily dismiss their appeal. On August 7, 2015, the court granted the motion and ordered that the appeal be dismissed.

On March 11, 2015, a product liability lawsuit, styled Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc., was filed in the United States District Court for the Southern District of Florida naming the Company as defendant. The lawsuit alleges that the Company’s cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees. On May 18, 2015, the Company filed a motion to dismiss the complaint in this action. On July 31, 2015, the United States District Court for the Southern District of Florida heard oral argument on the Company’s motion to dismiss the complaint. On August 4, 2015, the court granted the Company’s motion to dismiss with respect to the plaintiff’s cause of action for punitive damages and denied the remainder of the Company’s motion to dismiss.

The Company believes those actions are without merit. At this time the Company has not recorded a liability related to damages in connection with those matters because it believes that any potential loss is not probable or reasonably estimable under U.S. GAAP. In addition, due to the early stages of the matters described above, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from those matters.

19. Subsequent Events

Royalty Financing

On July 28, 2015, the Company entered into a royalty financing agreement with PDL BioPharma, Inc. (“PDL”) under which the Company received an initial payment of $50 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances the Company. The Company will receive an additional $50 million one year from the effective date of the agreement with the option to receive up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement.

Under the agreement, the Company agreed to pay PDL a percentage of global Iclusig net product revenues subject to an annual maximum payment of $20 million per year through 2018. The rate is 2.5 percent during the first year of the agreement and increases to 5 percent in the second year through the end of 2018 and 6.5 percent from 2019 until PDL receives a 10 percent internal rate of return. If the Company draws down in excess of $150 million, the 6.5 percent rate would increase to 7.5 percent for the remainder of the agreement. If PDL has not received total cumulative payments under this agreement that are at least equal to the amounts they have advanced to the Company by the fifth anniversary of each funding date, the Company is required to pay to PDL an amount equal to the shortfall.

PDL retains the option to require the Company to repurchase the royalty stream (the “put” option) upon the occurrence of certain specified events. Similarly, the Company has the option to repurchase the royalty stream at any time (the “call” option). Both the put and call options can be exercised at a price which is equal to the greater of (i) the amount that would generate a specified rate of return of 10 percent after taking into account the amount and timing of all payments made to PDL by the Company and (ii) a specified multiple of the amounts paid by PDL under the agreement.

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

On April 29, 2015, we announced the decision of our founder, Harvey J. Berger, M.D., to retire as Chairman, Chief Executive Officer and President of the Company upon the appointment of his permanent successor or December 31, 2015, whichever is earlier. Following the appointment of a new Chief Executive Officer, we expect that we will engage in a review of our strategic and operating plans, and it is possible that changes to our near- and long-term objectives will be adopted. We cannot anticipate at this time what changes, if any, will result from that review. Accordingly, the disclosures in this Quarterly Report on Form 10-Q relate to our currently existing strategic and operating plans. All forward-looking statements with respect to our plans, operations, programs, anticipated performance, and similar matters, are provided subject to this known uncertainty, which could cause actual results to differ materially.

Iclusig (ponatinib)

Commercialization

As noted above, Iclusig is approved in the United States, Europe and other territories for the treatment of certain patients with chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL.

In the United States, we are distributing Iclusig through a single specialty pharmacy. We employ an experienced and trained sales force and other professional staff, including account specialists, regional business directors, corporate account directors and medical science liaisons, who target the approximate 5,000 physicians who generate the majority of prescriptions of tyrosine kinase inhibitors (“TKI”), for patients with CML and Ph+ ALL in the United States.

In Europe, we are now selling Iclusig in Germany, the United Kingdom, Austria, the Netherlands, Norway, Denmark, Sweden, Finland, Switzerland, Italy and Spain. In addition, we are distributing Iclusig to patients in France prior to pricing and reimbursement approval as permitted under French regulations. Full pricing and reimbursement approvals in France and other European countries are expected by the end of 2015. In total, we anticipate that Iclusig will be available for sale in 16 European countries by the end of 2015.

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

In certain ex-U.S. territories, we are providing for the sale and distribution of Iclusig through partnership or distributorship arrangements. For example, in December 2014, we entered into a co-development and commercialization agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, under which Otsuka has exclusive rights to commercialize Iclusig in Japan and nine other Asian countries and has agreed to fund future clinical development in those countries. We expect to file for marketing approval in Japan in collaboration with Otsuka in the second half of 2015. In addition, we have entered into distributorship agreements with third parties to provide for distribution of Iclusig in Australia and New Zealand, Israel, certain countries in central and eastern Europe, Turkey and Canada.

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

In 2015, we plan to initiate studies designed to better understand the safety profile of Iclusig in resistant and intolerant CML and Ph+ ALL patients, with the objective of improving the balance of benefit and risk for these patients as post-marketing commitments, as well as studies designed to evaluate its use in earlier lines of therapy. These studies include:

•	a dose-ranging trial of Iclusig, which we initiated in August 2015, in approximately 450 patients with chronic phase CML, who have become resistant to at least two prior TKIs, designed to inform the optimal use of Iclusig in these patients.

•	a randomized, Phase 3 trial in approximately 500 patients with chronic phase CML who have experienced treatment failure after imatinib therapy, designed to evaluate two doses of Iclusig compared to the standard dose of nilotinib.

•	an investigator-sponsored, early-switch trial of Iclusig in approximately 1,000 second-line chronic phase CML patients that will be conducted in the United Kingdom, designed to inform the use of Iclusig as part of the emerging paradigm in CML for early switching of TKIs in patients with suboptimal responses.

In addition, additional investigator-sponsored clinical trials in various indications are expected to be initiated in 2015.

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

We commenced a pivotal Phase 2 trial of brigatinib in the first quarter of 2014 in patients with locally advanced or metastatic NSCLC who were previously treated with crizotinib. The ALTA trial is designed to determine the safety and efficacy of brigatinib in refractory ALK+ NSCLC patients. We anticipate that the results of the ALTA trial will form the basis for our application for initial regulatory approval. We expect to achieve full patient enrollment in the ALTA trial in the third quarter of 2015 and to file for approval of brigatinib in the United States in the third quarter of 2016.

In early 2016, we plan to initiate a front-line Phase 3 clinical trial of brigatinib in ALK+ NSCLC patients not previously treated with an ALK inhibitor. We expect to enroll approximately 300 patients in this trial, who will be randomized to treatment with either brigatinib or crizotinib.

Our development of brigatinib also includes key product and process development activities to support our clinical trials as well as the anticipated filing of an NDA and potential commercial launch of the product, quality and stability studies, clinical and non-clinical pharmacology studies and pharmacovigilance and regulatory activities.

AP32788

At the end of 2014, we nominated our next internally discovered development candidate, AP32788. This orally active TKI has a unique profile against a validated class of mutated targets in non-small cell lung cancer and certain other solid tumors and may address an unmet medical need. We are currently performing pharmacology, toxicology and other studies necessary to support the filing of an investigational new drug (IND) application for AP32788 that we expect to file by year-end 2015. We expect to begin a Phase 1/2 proof-of-concept trial in 2016.

Ridaforolimus

We previously entered into a license agreement with Medinol Ltd., or Medinol, pursuant to which Medinol is developing drug-eluting stents and other medical devices to deliver ridaforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty. In 2014, Medinol initiated two registration trials in the United States and other countries of its NIRsupremeTM Ridaforolimus-Eluting Coronary Stent System incorporating ridaforolimus and submitted an investigational device exemption, or IDE, to the FDA. These actions triggered milestone payments to us of $3.8 million in 2014.

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

Product Revenue, Net

We sell Iclusig in the United States to a single specialty pharmacy, Biologics, Inc., or Biologics. Biologics dispenses Iclusig directly to patients. In Europe, we sell Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. These specialty pharmacies, retail pharmacies and hospital pharmacies are referred to as our customers. We provide the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when risk of loss and title passes to the customer, assuming we can estimate potential returns. Prior to 2015, with our limited sales history for Iclusig and the inherent uncertainties in estimating product returns, we had determined that the shipments of Iclusig to our United States customers did not meet the criteria for revenue recognition until it was dispensed to the patient. As of January 1, 2015, we concluded that we have sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, we now recognize net product revenue in the United States upon shipment of Iclusig to Biologics.

Results of Operations

For the Three Months ended June 30, 2015 and 2014

Revenue

Our revenues for the three-month period ended June 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Three Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)
Product revenue, net	$27,818	$11,881	$15,937
License revenue	1,420	233	1,187

	$29,238	$12,114	$17,124

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Three Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)
Trade allowances	$304	$176	$128
Rebates, chargebacks and discounts	3,262	627	2,635
Other incentives	228	134	94

Total adjustments	$3,794	$937	$2,857

Gross product revenue	$31,612	$12,818	$18,794

Percentage of gross product revenue	12.0%	7.3%

The increase in product revenue reflects increasing demand for Iclusig in the United States and Europe. In the United States, net product revenue increased from $7.9 million in the three-month period ended June 30, 2014 to $21.7 million in the corresponding period in 2015 due to an increase in units sold of 156 percent and the impact of a 9 percent price increase in February 2015. In Europe, net product revenue increased from $4.0 million in the three-month period ended June 30, 2014 to $6.1 million in the corresponding period in 2015, due to expanded access in additional countries and the positive completion of a regulatory review of the safety of Iclusig in late 2014. Product revenue is reduced by certain gross to net deductions. For the three-month period ended June 30, 2015, gross to net deductions, as a percentage of gross revenue, were approximately 12.0 percent as compared to 7.3 percent for the corresponding period in 2014. The increase was primarily related to the impact of higher rebates to certain U.S. government agencies due to price increases for Iclusig plus government mandated discounts in certain European countries where we have commenced sales of Iclusig.

We recognized $1.4 million of license revenue in the three months ended June 30, 2015 primarily related to the amortization of the up-front payment of $77.5 million from our Iclusig co-development and commercialization agreement with Otsuka. We recognized $231,000 of license revenue in the three months ended June 30, 2014 pursuant to license agreements related to ridaforolimus and our ARGENT technology.

We expect product revenue to increase on a quarterly basis during the remainder of 2015 compared to the three-month period ended June 30, 2015 as we continue to market and distribute Iclusig in the United States and Europe. We also expect license revenue for the remaining quarters of 2015 to be comparable to license revenue recognized in the three-month period ended June 30, 2015.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the three-month period ended June 30, 2015, as compared to the corresponding period in 2014, includes the following:

	Three Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)

Inventory cost of Iclusig sold	$276	$86	$190
Shipping and handling costs	184	141	43
Provision for excess inventory	28	2,168	(2,140)

	$488	$2,395	$(1,907)

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the three-month periods ended June 30, 2015 and 2014, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales.

Cost of product revenue for the three-month periods ended June 30, 2015 and 2014 also includes a provision for excess inventory of $28,000 and $2.2 million, respectively. During the three-month period ended June 30, 2014, the provision was due to inventory produced during the quarter in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that were not expected to be sold.

Research and Development Expenses

Research and development expenses increased by $6.9 million, or 22 percent, to $38.7 million in the three-month period ended June 30, 2015, compared to $31.8 million in the corresponding period in 2014, for the reasons set forth below.

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

Our R&D expenses for the three-month period ended June 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Three Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)
Direct external expenses:
Iclusig	$5,629	$7,218	$(1,589)
Brigatinib	8,041	5,332	2,709
All other R&D expenses	25,069	19,244	5,825

	$38,739	$31,794	$6,945

Direct external expenses for Iclusig were $5.6 million in the three-month period ended June 30, 2015, a decrease of $1.6 million as compared to the corresponding period in 2014. The decrease is primarily due to decreases in contract manufacturing costs of $2.3 million and clinical trial costs of $522,000 offset partially by an increase in other support costs of $1.2 million. Decreases in manufacturing costs were due to technology transfer and process validation activities and costs to qualify back-up manufacturing sources conducted in 2014. Decreases in clinical trial costs relate primarily to decreasing activities and costs of various legacy trials, including the Phase 2 PACE clinical trial, and close-out of the Phase 3 EPIC trial, offset partially by the initiation of several new trials and investigator sponsored trials, or ISTs. Increases in other support costs relate to ongoing studies to assess the safety profile and risk factors associated with cardio vascular occlusive events and activities related to preparation of a NDA filing in Japan. We expect that our quarterly direct external expense for Iclusig will increase over the remainder of 2015 as we continue to treat more patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for brigatinib were $8.0 million in the three-month period ended June 30, 2015, an increase of $2.7 million as compared to the corresponding period in 2014. The increase in expenses for brigatinib was due primarily to an increase of $2.3 million in contract manufacturing cost and other support costs of $648,000, offset partially by a decrease in clinical trial costs of $229,000. Increase in contract manufacturing costs was due to costs related to product and process development activities of brigatinib, manufacturing of product in support of clinical trials and activities in preparation for regulatory filings. Increases in other costs related to pharmacology and toxicology studies conducted to support regulatory filings. Decreases in clinical trial costs were due to startup costs incurred in 2014 related to the ALTA pivotal trial for brigatinib, which we initiated in March 2014, and decreasing activities in the phase 1/2 trial. We expect that our quarterly direct external expenses for brigatinib will increase over the remainder of 2015 as we continue to treat patients in our Phase 1/2 clinical trial, enroll patients in our ALTA clinical trial, prepare to initiate a front-line Phase 3 clinical trial of brigatinib in comparison with crizotinib in ALK+ NSCLC patients in early 2016 and conduct other studies to support potential regulatory approval.

All other R&D expenses increased by $5.8 million in the three-month period ended June 30, 2015, as compared to the corresponding period in 2014. This increase was due to an increase in personnel expenses of $3.2 million, an increase in other pre-clinical programs of $1.3 million, an increase of general expenses of $1.1 million, and an increase in overhead expenses of $0.2 million. We expect that all other R&D expenses will remain consistent on a quarterly basis during the remainder of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14.4 million, or 42 percent, to $48.6 million in the three-month period ended June 30, 2015, compared to $34.2 million in the corresponding period in 2014. Personnel expenses increased by $4.8 million in the three-month period ending June 30, 2015 compared to the corresponding period in 2014, due to expenses associated with pending retirement of our chief executive officer of $2.6 million, including severance and stock based compensation, as well as growth in the number of employees. Expenses for outside professional services increased by $8.5 million in the three-month period ended June 30, 2015 compared to the corresponding period in 2014, reflecting an increase in legal expense and consulting services associated with preparation for this year’s proxy and related initiatives $4.9 million, as well as ongoing legal matters. Overhead and general expenses increased $1.6 million, offset by a decrease in other expenses of $300,000. We expect that our selling, general and administrative expenses, exclusive of the non-recurring expenses associated with our chief executive officer’s pending retirement and proxy related matters noted above, will increase in the remaining quarters of 2015 as we continue to invest in the commercialization of Iclusig in the United States and Europe.

We expect that our quarterly operating expenses in total will increase during the remainder of 2015 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, costs related to the progress of our product development programs, including the initiation of and increases in enrollment in our clinical trials of Iclusig and brigatinib, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing for Iclusig and brigatinib, the status of pre-clinical studies of AP23788, costs related to regulatory requirements and filings for Iclusig and other product candidates, on-going Iclusig commercialization activities in the United States, Europe and other territories and related supporting costs.

Other Income (Expense)

Interest Income/Expense

Interest income was $22,000 in the three-month period ended June 30, 2015 as compared to $21,000 in the corresponding period in 2014.

Interest expense increased to $3.8 million in the three-month period ended June 30, 2015 from $558,000 in the corresponding period in 2014 as a result of interest expense related to our $200 million convertible note issuance completed in June 2014, offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction losses of $458,000 in the three-month period ended June 30, 2015 compared to a loss of $4,000 in the corresponding period in 2014. The losses are a result of our expansion into European operations, as we carry accounts denominated in foreign currencies.

Provision for Income Taxes

Our provision for income taxes for the three-month period ended June 30, 2015 was $300,000 compared to $106,000 in the corresponding period in 2014, and reflects estimated taxes for certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $58.6 million in the three-month period ended June 30, 2015 compared to a loss from operations of $56.3 million in the corresponding period in 2014, an increase of $2.3 million, or 4 percent. We also reported a net loss of $63.2 million in the three-month period ended June 30, 2015, compared to a net loss of $56.9 million in the corresponding period in 2014, an increase in net loss of $6.2 million or 11 percent, and a net loss per share of ($0.33) and ($0.30), respectively. The increase in net loss is largely due to the increase of $6.9 million in research and development expenses and $14.4 million in selling, general and administrative expenses, offset in part by an increase in product revenue of $15.9 million described above. Our results of operations for the remaining quarters of 2015 will vary from those of the quarter ended June 30, 2015 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States, Europe and other territories, the status of regulatory and subsequent pricing and reimbursement approvals in Europe and other territories, the progress of our product development programs, changes in number of employees and related personnel costs, the progress of our discovery research programs, the impact of costs and sub-leasing activities for our building currently under construction in Cambridge, Massachusetts, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

For the Six Months Ended June 30, 2015 and 2014

Revenue

Our revenues for the six-month period ended June 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Six Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)
Product revenue, net	$51,719	$19,872	$31,847
License, collaboration and other revenue	1,510	4,023	(2,513)

Total revenue	$53,229	$23,895	$29,334

Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Six Months Ended June 30,		Increase/
In thousands	2015	2014	(decrease)
Trade allowances	$559	$302	$257
Rebates, chargebacks and discounts	5,359	1,313	4,046
Other incentives	446	523	(77)

Total adjustments	$6,364	$2,138	$4,226

Gross product revenue	$58,083	$22,010	$36,073

Percentage of gross product revenue	10.9%	9.7%

The increase in product revenue reflects increasing demand for Iclusig in the United States and Europe. In the United States, net product revenue increased from $12.6 million in the six-month period ended June 30, 2014 to $40.3 million in the corresponding period in 2015 due to an increase in units sold of 199 percent and the impact of a 9 percent price increase in February 2015. In Europe, net product revenue increased by 55 percent from $7.3 million in the six-month period ended June 30, 2014 to $11.3 million in the corresponding period in 2015, due to expanded access in additional countries and the positive completion of a regulatory review of the safety of Iclusig in late 2014. Product revenue is reduced by certain gross to net deductions. For the six-month period ended June 30, 2015, gross to net deductions, as a percentage of gross revenue, were approximately 10.9 percent as compared to 9.7 percent for the corresponding period in 2014. The increase primarily related to the impact of higher rebates to certain U.S. government agencies due to price increases for Iclusig plus government mandated discounts in certain European countries where we have commenced sales of Iclusig.

License revenue decreased for the six-month period ended June 30, 2015 compared to the corresponding period in 2014 by $2.5 million. This decrease was related to the $3.8 million of license revenue received in the six-month period ended June 30, 2014, pursuant to our license agreement with Medinol for the development of ridaforolimus eluting stents.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig in the United States and in Europe. Our cost of product revenue for the six-month period ended June 30, 2015 as compared to the corresponding period in 2014, was as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2015	2014
Inventory cost of Iclusig sold	$539	$162	$377
Shipping and handling costs	399	340	59
Inventory reserves/write-downs	245	3,181	(2,936)

	$1,183	$3,683	$(2,500)

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the six-month period ended June 30, 2015, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales.

Cost of product revenue for the six-month periods ended June 30, 2015 and 2014 also includes a provision for excess inventory of $245,000 and $3.2 million, respectively. During the six-month period ended June 30, 2014, the provision was due to inventory produced during the quarter in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that were not expected to be sold.

Research and Development Expenses

Our R&D expenses for the six-month period ended June 30, 2015 as compared to the corresponding period in 2014, were as follows:

	Six Months Ended June 30,		Increase/ (decrease)
In thousands	2015	2014
Direct external expenses:
Iclusig	$11,858	$13,741	$(1,883)
Brigatinib	16,802	8,577	8,225
All other R&D expenses	49,523	38,030	11,493

	$78,183	$60,348	$17,835

Direct external expenses for Iclusig were $11.9 million in the six-month period ended June 30, 2015, a decrease of $1.9 million, or 14 percent, as compared to the corresponding period in 2014. Decreases were due primarily to a decrease in clinical trial costs of $3.4 million and a decrease in manufacturing costs of $1.2 million offset in part by increases in other support costs of $2.7 million. Decreases in clinical trial costs relate primarily to decreasing activities and costs of various legacy trials, including the Phase 2 PACE clinical trial, and close-out of the Phase 3 EPIC trial, offset partially by the initiation of several new trials and ISTs. Decreases in manufacturing costs were due to technology transfer and process validation activities and costs to qualify back-up manufacturing sources conducted in 2014. The increase in other costs relates to the conduct of other studies to assess the safety profile and risk factors associated with cardio vascular occlusive events, as well as activities and costs related to preparation of an NDA filing in Japan.

Direct external expenses for brigatinib were $16.8 million in the six-month period ended June 30, 2015, an increase of $8.2 million, or 96 percent, as compared to the corresponding period in 2014. The increase in expenses for brigatinib was due primarily to increases in clinical trial costs of $1.9 million, in contract manufacturing costs of $5.0 million and in other supporting costs of $1.3 million. The increase in clinical trial costs relates primarily to increasing enrollment in the ALTA pivotal Phase 2 trial for brigatinib. Contract manufacturing costs increased due to activities related to product and process development activities and validation activities as well as manufacturing of product to support clinical trials and preparation of agency filings for this product candidate. Other costs increased due to costs related to toxicology studies in support of the program.

All other R&D expenses increased by $11.5 million, or 30 percent, in the six-month period ended June 30, 2015 as compared to the corresponding period in 2014. This increase was due to an increase in personnel costs of $6.0 million, related to an approximate 20% increase in R&D headcount, an increase in other pre-clinical programs of $2.1 million, as well as increases in professional and general expenses of $3.4 million. Personnel costs increased due to an increase in number of employees to support the development activities of our product and product candidates. Professional and general costs increased due to increasing activities to support regulatory filings in multiple jurisdictions and related increase in travel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.4 million, or 25 percent, to $82.2 million in the six-month period ended June 30, 2015, compared to $65.8 million in the corresponding period in 2014. Expenses for outside professional services increased by $9.6 million in the six-month period ended June 30, 2015 as compared to the corresponding period in 2014 primarily due to an increase in legal expenses and other consulting services associated with the preparation of this year’s proxy and related initiatives of $6.1 million as well as ongoing legal matters. Personnel expense increased $4.2 million due to expenses associated with the pending retirement of our chief executive officer of $2.6 million, including severance and stock based compensation, as well as growth in the number of employees. Overhead expenses increased $1.5 million due to rent expense related to Binney Street as rent commenced in March 2015. Other expenses increased $1.1 million as a result of post-marketing safety monitoring activities and regulatory activities.

Other Income (Expense)

Interest Income/Expense

Interest income decreased slightly to $41,000 in the six-month period ended June 30, 2015 from $44,000 in the corresponding period in 2014.

Interest expense increased to $7.7 million in the six-month period ended June 30, 2015 from $591,000 in the corresponding period in 2014 as a result of the issuance of $200 million in convertible notes in June 2014, including coupon interest of $3.6 million and amortization of debt discount and debt issuance costs of $4.0 million in 2015.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction gains of $615,000 for the six-month period ended 2015 compared to net foreign exchange losses of $45,000 in the corresponding period in 2014. The gains and losses are a result of our operations in Europe as we carry accounts denominated in foreign currencies and are caused by changes in exchange rates during these periods.

Provision for Income Taxes

Our provision for income taxes for the six-month period ended 2015 was $514,000, compared to $225,000 in the corresponding period in 2014 and reflects estimated expenses for state taxes and taxes associated with certain foreign subsidiaries.

Operating Results

We reported a loss from operations of $108.3 million for the six-month period ended June 30, 2015 compared to a loss from operations of $105.9 million for the six-month period ended June 30, 2014. We also reported a net loss of $115.8 million for the six-month period ended June 30, 2015, compared to a net loss of $106.7 million for the six-month period ended June 30, 2014 , an increase in net loss of $9.1 million or 9 percent, and a net loss per share of $(0.62) and $(0.57), respectively. The increase in net loss for 2015 is largely due to an increase in our operating expenses of $31.7 million consisting primarily of an increase of approximately $17.8 million in research and development expenses, an increase of $16.4 million in selling, general and administrative expenses and an increase of $7.1 million in interest expense, offset in part by an increase in revenue of $29.3 million, all as described above.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents totaling $274.0 million and working capital of $209.9 million, compared to cash and cash equivalents totaling $352.7 million and working capital of $296.6 million at December 31, 2014. These decreases are due to our results of operations for the six-month period ended June 30, 2015 as described above. Of the $274.0 million of cash and cash equivalents at June 30, 2015, $5.8 million was in accounts held by our international subsidiaries.

In July 2015, we entered into a royalty financing agreement with PDL BioPharma Inc., or PDL, under which we received of $50 million and will receive an additional $50 million on the one-year anniversary with an option to draw down up to an additional $100 million between the six-month and twelve-month anniversaries of the agreement. In return, we agreed to pay PDL a percentage of Iclusig global net revenues equal to 2.5 percent during the first year of the agreement, 5 percent from the end of the first year through the end of 2018 (subject to annual maximum payments of $20 million per year through 2018), and 6.5 percent from 2019 until PDL receives an internal rate of return of 10 percent on funds advanced to us. The 6.5 percent royalty rate would increase to 7.5 percent if we draw down more than $150 million. This financing allows us to accelerate the initiation of a front-line trial of brigatinib and invest in launch readiness while providing strategic flexibility with respect to additional financing and partnering alternatives.

For the six-month period ended June 30, 2015, we reported a net loss of $115.8 million and cash used in operating activities of $78.6 million. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased sales of Iclusig and potential future regulatory approvals of our product candidates, the timing of which are uncertain. However, pursuant to our current operating plan, we are focused on investments in commercialization, research and development, and new business development initiatives that we expect will lead to sustained profitability in 2018.

Our balance sheet at June 30, 2015 includes property and equipment of $227.2 million, which represents an increase of $24.2 million from December 31, 2014. The increase is primarily due to the accounting, as described in the Note 9 to the Condensed Consolidated Financial Statements, for our lease of new laboratory and office space in two adjacent, connected buildings currently under construction in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in March 2015, at which time we commenced making lease payments. Construction of tenant improvements is expected to be completed in the third quarter of 2016, at which time we expect to occupy the buildings. Under the relevant accounting guidance, we are the deemed owner for the project during the construction periods and accordingly, we have recorded the project construction costs as an asset of $220.9 million and a corresponding facility lease obligation of $219.3 million at June 30, 2015. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase.

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

We intend to rely on our existing cash and cash equivalents, including the funding provided by and available from our July 2015 royalty financing agreement with PDL, cash flows from sales of Iclusig and funding from new collaborative agreements or strategic alliances, as our primary sources of liquidity. In the near-term, we expect cash flows from sales of Iclusig to increase as we continue to increase the number of patients who are treated with Iclusig and launch the product in new markets. In addition, our royalty financing agreement with PDL allows us to draw down up to $200 million in aggregate financing and provides us with substantial flexibility in addressing any financing needs and alternatives for the Company. We believe that this non-dilutive royalty financing agreement with PDL helps to provide necessary resources until such time that we generate revenues from sales of Iclusig and our product candidates, if approved, that would be sufficient to fund our operations.

Uses of Funds

The primary uses of our cash are to fund our operations and working capital. Our uses of cash during the six-month periods ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 31,
In thousands	2015	2014
Net cash used in operating activities	$78,617	$96,095
Investment in property and equipment	2,700	2,010
Re-payment of long-term borrowings	—	9,100
Payment of tax withholding obligations related to stock compensation	174	558

	$81,491	$107,763

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue and changes in working capital requirements. As noted previously, our net loss in the six-month period ended June 30, 2015 increased by $9.1 million as compared to the corresponding period in 2014. However, our net cash used in operating activities for the six-month period ended June 30, 2015 decreased by $17.5 million compared to the corresponding period in 2014 due primarily to changes in working capital requirements.

We currently occupy facilities in Cambridge, Massachusetts and Lausanne, Switzerland from which we conduct and manage our business. We also plan to occupy space in Cambridge, Massachusetts currently under construction. We had planned to move into the new buildings in early 2015. However, in light of our announcements in the fourth quarter of 2013 concerning Iclusig, we re-assessed our current and future need for space in Cambridge and, based on our expectation that we will require less space than previously planned, we are planning to sublease approximately 40 percent of the 386,000 square feet of space that comprise the buildings. The landlord completed construction of the core and shell of the buildings in March 2015, at which time lease payments commenced. Tenant improvements and the fit-out of the facility have started and are expected to be completed in the third quarter of 2016. The landlord has provided a tenant improvement allowance for such costs. To the extent such costs exceed the allowance, we will be responsible for funding such excess.

Liquidity

We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. In addition, we must pay interest on the $200 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. We also have a substantial facility lease obligation, as noted above. We expect that cash flows from Iclusig together with our current cash and cash equivalents and funding available to us from our royalty financing agreement with PDL or that we might raise from new collaborative agreements or strategic alliances will be sufficient to fund our operations for the foreseeable future.

The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenue generated by Iclusig, the potential introduction of one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs.

To the extent that product revenues or non-dilutive funding transactions such as our royalty financing agreement with PDL are not sufficient to fund our operations, we may seek to fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of additional debt from commercial lenders or other financing transactions. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing, giving us the opportunity to raise funding when needed or otherwise considered appropriate. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. In addition, we may raise additional capital through securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we maintained outstanding letters of credit of $11.3 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of June 30, 2015:

		Payments Due By Periods
In thousands	Total	In 2015	2016 through 2018	2019 through 2020	After 2020
Long-term debt	$236,854	$3,927	$22,052	$210,875	$—
Lease agreements	492,571	7,727	86,711	69,438	328,695
Employment agreements	24,534	4,530	20,004	—	—
Purchase commitments	40,504	2,281	22,873	5,877	9,473
Other long-term obligations	6,133	55	5,843	135	100

Total fixed contractual obligations	$800,596	$18,520	$157,483	$286,325	$338,268

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. Adoption of the guidance would reclassify debt issuance costs from other assets to long-term obligations, less current portion, within the condensed consolidated balance sheet. We do not expect the adoption to have a material impact on our financial position or results of operations, and are currently evaluating the timing of adoption.

In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for us in the first quarter of fiscal 2018. We are continuing to evaluate the options for adoption and the impact on our financial position and results of operations.

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to meet anticipated clinical trial commencement, enrollment and completion dates for our products and product candidates and to move new development candidates into the clinic; our ability to secure new collaboration agreements or strategic alliances; difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; our ability to successfully commercialize and generate profits from sales of Iclusig; competition from alternative therapies, our reliance on the performance of third-party manufacturers and specialty pharmacies for the distribution of Iclusig; the occurrence of adverse safety events with our products and product candidates; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; litigation, including our pending securities class action, derivative and product liability lawsuits; our operations in foreign countries; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature and high credit quality of these investments. At June 30, 2015 our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Swiss Franc and British Pound against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables, payables and inventories. Both positive and negative affects to our net revenues from international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite effect that foreign currency exchange rates have on our international operating costs and expenses.

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. These convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $231.5 million at June 30, 2015.

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

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, except as follows:

Yu Liang v. ARIAD Pharmaceuticals, Inc., et al.

On August 6, 2015, the plaintiffs filed a motion to voluntarily dismiss their appeal with the United States Court of Appeals for the First Circuit (the “Court of Appeals”) of the decision of the United States District Court for the District of Massachusetts to grant the defendants’ motion to dismiss. On August 7, 2015, the Court of Appeals granted the motion and ordered that the appeal be dismissed.

Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc.

On May 18, 2015, the Company filed a motion to dismiss the complaint in this action. On July 31, 2015, the United States District Court for the Southern District of Florida heard oral argument on the Company’s motion to dismiss the complaint. On August 4, 2015, the court granted the Company’s motion to dismiss with respect to the plaintiff’s cause of action for punitive damages and denied the remainder of the Company’s motion to dismiss.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as follows:

1. The following new risk factor is added as the third risk factor under the caption “Risks relating to our financial position and capital requirements”:

We may be required to repay a portion of the funds provided to us under our Revenue Interest Assignment Agreement with PDL Biopharma, Inc. (“PDL”) and we have granted PDL a security interest in certain assets relating to Iclusig to secure our obligations under the agreement. The repayment of this funding or PDL’s exercise of its rights under the security agreement could adversely affect our business, results of operations and financial condition.

On July 28, 2015, we entered into a Revenue Interest Assignment Agreement with PDL, under which PDL has agreed to pay us $100 million for the right to receive a percentage of global net revenues of Iclusig equal to 2.5 percent during the first year of the agreement, 5.0 percent after the first year through the end of 2018 (subject to agreed-upon annual maximum payments through 2018), and 6.5 percent from 2019 until it receives a 10 percent internal rate of return. In addition, we have the option to require PDL to fund up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary of the agreement, and the 6.5 percent royalty rate would increase to 7.5 percent if we draw down more than $150 million.

Beginning in 2019, if PDL receives royalty payments that are less than the applicable percentage times specified projected annual sales of Iclusig, then it will also have the right to receive the applicable percentage of worldwide net revenues of brigatinib (subject to its approval by regulatory authorities), up to the amount of the revenue interest shortfall for the applicable year. In addition, if, after five years from each payment tranche, PDL has not received total payments under the agreement that are at least equal to the total amounts it paid to us, then we will be required to pay PDL an amount equal to each such shortfall. In connection with the agreement, we granted PDL a security interest in certain assets relating to Iclusig, including all of our revenues from sales of Iclusig covered by the agreement, certain segregated deposit accounts established under the agreement, and certain intellectual property, license agreements, and regulatory approvals related to Iclusig, in order to secure our obligations under the agreement, including our obligation to pay all amounts due thereunder.

If sales of Iclusig and, if approved, brigatinib, are not sufficient to fund the minimum royalty requirements under the agreement, we will be required to repay the shortfall to PDL, which could have a negative effect on our business, results of operations and financial condition. In addition, if we are unable to repay this shortfall, then PDL could seek to enforce its rights under the security agreement that we entered into in connection with the agreement, which would have a negative effect on our business, results of operations and financial condition.

2. The second and third risk factors under the caption “Risks relating to our operations” are replaced with the following risk factors:

We are currently subject to securities class action and product liability litigation and we have been and may be subject to similar or other litigation in the future.

The market price of our common stock declined significantly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States. Class action lawsuits were subsequently filed in October and December 2013 alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in our public disclosures. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

In addition, in November and December 2013, purported derivative lawsuits were filed alleging that our directors and certain of our officers breached their fiduciary duties related to the clinical development and commercialization of Iclusig and by making misrepresentations regarding the safety and commercial marketability of Iclusig. The lawsuits also asserted claims for unjust enrichment and corporate waste, and for misappropriation of information and insider trading by the officers named as defendants. The plaintiffs sought unspecified monetary damages, changes in our corporate governance policies and internal procedures, restitution and disgorgement from the individually named defendants, and an award of costs and expenses, including attorney’s fees. In March 2015, the trial court granted our motion to dismiss these derivative lawsuits. In August 2015, the plaintiffs’ filed a motion to voluntarily dismiss their appeal of the trial court’s decision, which the appellate court granted thereby dismissing the appeal.

Furthermore, in March 2015, a product liability lawsuit was filed alleging that our cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees.

While we believe we have meritorious defenses in all of the currently pending matters, we cannot predict the outcome of these lawsuits. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters.

In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from the currently pending lawsuits, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price.

Our business has a substantial risk of product liability claims. If we are unable to obtain and maintain appropriate levels of insurance, product liability claims, including the currently pending product liability litigation against us, could adversely affect our business.

Our business exposes us to potential product liability risks inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Prior to obtaining regulatory approval to market our products, we or our collaborators are required to test such products in human clinical trials at health care institutions pursuant to agreements which indemnify such institutions in case of harm caused to patients by our products. We may not be able to avoid significant product liability exposure resulting from use of our products during clinical testing or commercialization.

Product liability lawsuits that are brought against us for injuries or deaths allegedly due to patients’ adverse reactions to Iclusig, including the currently pending product liability litigation, may subject us to liability. Product liability lawsuits can require significant financial and management resources. Regardless of the outcome, product liability claims may also result in injury to our reputation, withdrawal of clinical trial participants, significant costs, diversion of management’s attention and resources, substantial monetary awards, loss of revenue, and additional distractions from our efforts to market and commercialize Iclusig. Although we have product liability insurance, coverage could be denied or prove to be insufficient. Also, we may not be able to renew or retain sufficient product liability insurance at an acceptable cost to protect against product liability claims, which could also impact the marketing and commercial distribution of Iclusig and the development and potential commercialization of our product candidates.

3. The risk factor under the caption “Risks relating to our common stock” entitled “A potential proxy contest for the election of directors at our 2015 annual meeting could distract our management, divert our resources and adversely impact our business and financial condition” is deleted.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
Date: August 7, 2015		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.