Form 10-Q
period 2015-09-30
ARIAD PHARMACEUTICALS INC
filed 2015-11-06
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 189,293,493.

ARIAD PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$282,187	$352,688
Marketable securities	15,138	—
Accounts receivable, net	15,475	8,397
Inventory	1,518	979
Other current assets	15,217	23,578

Total current assets	329,535	385,642
Restricted cash	11,316	11,308
Property and equipment, net	232,263	203,027
Intangible and other assets, net	3,025	3,139

Total assets	$576,139	$603,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,865	$10,819
Current portion of long-term debt	9,666	6,707
Accrued compensation and benefits	17,871	21,095
Accrued product development expenses	21,974	13,958
Other accrued expenses	20,696	11,514
Current portion of deferred revenue	7,976	8,075
Other current liabilities	22,628	17,830

Total current liabilities	115,676	89,998
Long-term debt (Note 8)	419,722	345,474
Other long-term liabilities	12,227	11,338
Deferred revenue	78,164	75,505

Total liabilities	625,789	522,315

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock, $.001 par value; authorized, 450,000,000 shares in 2015 and 2014; issued and outstanding 189,189,890 shares in 2015 and 187,294,094 shares in 2014	189	187
Additional paid-in capital	1,331,678	1,299,394
Accumulated other comprehensive income (loss)	4,363	(4,185)
Accumulated deficit	(1,385,880)	(1,214,595)

Total stockholders’ equity (deficit)	(49,650)	80,801

Total liabilities and stockholders’ equity (deficit)	$576,139	$603,116

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2015	2014	2015	2014
Revenue:
Product revenue, net	$27,543	$14,499	$79,262	$34,371
License revenue	1,527	183	3,038	4,206

Total revenue	29,070	14,682	82,300	38,577

Operating expenses:
Cost of product revenue	483	594	1,666	4,277
Research and development expense	48,219	27,600	126,401	87,948
Selling, general and administrative expense	36,744	33,622	118,916	99,411

Total operating expenses	85,446	61,816	246,983	191,636

Loss from operations	(56,376)	(47,134)	(164,683)	(153,059)

Other income (expense):
Interest income	20	19	61	63
Interest expense	(5,228)	(3,720)	(12,897)	(4,312)
Foreign exchange gain	291	881	906	836

Other income (expense), net	(4,917)	(2,820)	(11,930)	(3,413)

Loss before provision for income taxes	(61,293)	(49,954)	(176,613)	(156,472)

Benefit from (provision for) income taxes	5,842	(154)	5,328	(379)

Net loss	$(55,451)	$(50,108)	$(171,285)	$(156,851)

Net loss per share – basic and diluted	$(0.29)	$(0.27)	$(0.91)	$(0.84)

Weighted-average number of shares of common stock outstanding – basic and diluted	188,921	187,034	188,456	186,703

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2015	2014	2015	2014
Net loss	$(55,451)	$(50,108)	$(171,285)	$(156,851)

Other comprehensive income (loss):
Cumulative translation adjustment	(327)	120	(168)	122
Unrealized gain on marketable securities, net of tax	9,052	—	9,052	—
Amortization of prior service cost included in net periodic pension cost	82	40	(336)	122

Other comprehensive income (loss)	8,807	160	8,548	244

Comprehensive loss	$(46,644)	$(49,948)	$(162,737)	$(156,607)

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In thousands	2015	2014
Cash flows from operating activities:
Net loss	$(171,285)	$(156,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	9,019	6,079
Stock-based compensation	29,009	24,583
Deferred executive compensation expense	—	119
Non-cash accrued interest	1,121
Deferred income tax benefit	(6,086)	—
Increase (decrease) from:
Accounts receivable	(7,078)	(5,957)
Inventory	(539)	1,549
Other assets	8,720	(1,558)
Accounts payable and other	13,901	1,292
Deferred revenue	2,560	1,445
Deferred executive compensation paid	—	(2,631)

Net cash used in operating activities	(120,658)	(131,930)

Cash flows from investing activities:
Investment in property and equipment	(4,446)	(2,475)

Net cash used in investing activities	(4,446)	(2,475)

Cash flows from financing activities:
Proceeds from royalty financing	50,000	—
Proceeds from issuance of convertible debt	—	192,921
Proceeds from issuance of warrants	—	27,580
Purchase of convertible bond hedges	—	(43,220)
Repayment of long-term debt	(313)	(9,100)
Reimbursement of amounts related to facility lease obligation	1,816	—
Proceeds from issuance of common stock pursuant to stock option and purchase plans	3,596	3,059
Payment of tax withholding obligations related to stock compensation	(321)	(716)

Net cash provided by financing activities	54,778	170,524

Effect of exchange rates on cash	(175)	153

Net increase (decrease) in cash and cash equivalents	(70,501)	36,272
Cash and cash equivalents, beginning of period	352,688	237,179

Cash and cash equivalents, end of period	$282,187	$273,451

Supplemental non-cash investing and financing disclosure:
Capitalization of construction-in-progress related to facility lease obligation	$26,634	$71,818

Investment in property and equipment included in accounts payable or accruals	$1,106	$187

Deferred financing costs included in accounts payable or accruals	$3,846	$—

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Business

Nature of Business

Unless the content requires otherwise, references to “ARIAD,” “Company,” “we,” “our,” and “us,” in this quarterly report refer to ARIAD Pharmaceuticals, Inc. and its subsidiaries. ARIAD is a global oncology company focused on transforming the lives of cancer patients with breakthrough medicines. The Company’s mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest unmet medical need – aggressive cancers where current therapies are inadequate.

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

Marketable Securities

Marketable securities consist of 687,139 shares of common stock of REGENXBIO, Inc. (“REGENXBIO”), which became a publicly traded company in September 2015. The Company obtained these shares in connection with a license agreement it entered into with REGENXBIO in November 2010 for certain gene expression regulation technology. The Company is restricted from trading these securities until March 2016 pursuant to an agreement it entered into with REGENXBIO. The Company has classified these shares as “available for sale” investments and recognized an unrealized gain of $15.1 million, using a Level 1 valuation input, which has been excluded from the determination of net loss and is recorded in accumulated other comprehensive income (loss), net of tax, a separate component of stockholders’ equity, in the three and nine month periods ended September 30, 2015. These shares had been accounted for using the equity method with a carrying value of zero due to losses incurred by REGENXBIO in previous years.

Intra-period tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. The following table summarizes the fair value, accumulated other comprehensive income and intra-period tax allocation regarding the Company’s investment in REGENXBIO, at September 30, 2015.

In thousands	2015
Accumulated other comprehensive income, before tax	$15,138
Intra-period tax allocation recorded as a benefit from income taxes	(6,086)

Accumulated other comprehensive income, net of tax	$9,052

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

Inventory

The Company outsources the manufacturing of Iclusig and uses contract manufacturers that produce the raw and intermediate materials used in the production of Iclusig as well as the finished product. The Company currently has one supplier qualified for the production of Iclusig raw materials and intermediate materials, but has qualified multiple suppliers for the remaining steps in the manufacturing process, including Iclusig finished drug product. Accordingly, the Company has concentration risk with certain steps associated with its manufacturing process and relies on its currently approved contract manufacturers for these product manufacturing steps.

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company records inventory at the lower of cost or market. The Company determines the cost of its inventory on a specific identification basis. The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $217,000 and $360,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $462,000 and $3.5 million for the nine-month periods ended September 30, 2015 and 2014, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.

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

Product Revenue, Net

The Company sells Iclusig in the United States to a single specialty pharmacy, Biologics, Inc. (“Biologics”). Biologics dispenses Iclusig directly to patients. In Europe, the Company sells Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. These specialty pharmacies, retail pharmacies and hospital pharmacies are referred to as the Company’s customers. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when risk of loss and title passes to the customer, provided all other revenue recognition criteria are met. Prior to 2015, with the Company’s limited sales history for Iclusig and the inherent uncertainties in estimating product returns, the Company had determined that the shipments of Iclusig to its United States customers did not meet the criteria for revenue recognition until it was dispensed to the patient. Prior to 2015, the Company recognized revenue in the United States, assuming all revenue recognition criteria had been met, when Iclusig was sold by its customers to patients. As of January 1, 2015, the Company concluded that it had sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, since January 1, 2015, the Company has recognized revenue in the United States upon shipment of Iclusig to Biologics.

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

Other Adjustments: Other adjustments to gross revenue include co-pay assistance and product returns. The Company offers co-pay assistance rebates to commercially insured patients who have coverage for Iclusig and who reside in states that permit co-pay assistance programs. The Company’s co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Iclusig’s purchase price to a specified dollar amount. In each period, the Company records the amount of co-pay assistance provided to eligible patients based on the terms of the program. The Company provides the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. In addition, the Company is contractually obligated to ship product with specific remaining shelf-life prior to expiry per its distribution agreements.

The following table summarizes the activity in each of the above product revenue allowances and reserve categories for the nine-month period ended September 30, 2015:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Adjustments	Total
Balance, January 1, 2015	$72	$2,095	$360	$2,527
Provision	255	2,097	218	2,570
Payments or credits	(228)	(1,645)	(158)	(2,031)

Balance, March 31, 2015	99	2,547	420	3,066
Provision	304	3,262	228	3,794
Payments or credits	(289)	(2,808)	(62)	(3,159)

Balance, June 30, 2015	114	3,001	586	3,701
Provision	298	3,997	92	4,387
Payments or credits	(302)	(3,314)	(219)	(3,835)

Balance, September 30, 2015	$110	$3,684	$459	$4,253

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

The price of Iclusig in France will become fixed or determinable upon completion of pricing and reimbursement negotiations. At that time, the Company will record revenue related to cumulative shipments as of that date in France, net of amounts that will be refunded to the health authority based on the results of the pricing and reimbursement negotiations. The aggregate gross selling price of the shipments under these programs amounted to $23.3 million through September 30, 2015, of which $21.9 million was received as of September 30, 2015. Amounts received from shipments in France are recorded in other liabilities in the condensed consolidated balance sheet.

The Company has entered into distributor arrangements for Iclusig in a number of countries including Australia, Canada, Israel, certain countries in central and eastern Europe, Turkey and Japan. The Company recognizes Iclusig net product revenue from these arrangements when all criteria for revenue recognition have been satisfied. Upfront fees are recognized over the remaining term of the agreement at the point at which all deliverables under the agreement have commenced, usually at the point when product is initially received by the distributor.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of September 30, 2015, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.

For the three-month and nine-month periods ended September 30, 2015, one individual customer accounted for 74 percent and 76 percent of net product revenue, respectively. As of September 30, 2015, one individual customer accounted for 61 percent of accounts receivable. For the three-month and nine-month periods ended September 30, 2014, one individual customer accounted for 72 percent and 67 percent of net product revenue, respectively. As of September 30, 2014, one customer accounted for 75 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for either 2015 or 2014 or accounts receivable as of either September 30, 2015 or 2014.

Segment Reporting and Geographic Information

The Company organizes itself into one operating segment reporting to the Chief Executive Officer. For the three-month periods ended September 30, 2015 and 2014, net product revenue from customers outside the United States totaled 27 percent and 28 percent of the Company’s consolidated net product revenue, respectively, with 9 percent and 17 percent, respectively, representing product revenue from customers in Germany. For the nine-month periods ended September 30, 2015 and 2014, product revenue from customers outside the United States totaled 24 percent and 33 percent of the Company’s consolidated net product revenue respectively, with 9 percent and 5 percent, respectively, representing net product revenue from customers in Germany. Long lived assets outside the United States totaled $1.4 million at September 30, 2015 and $1.4 million at December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. The Company has elected early adoption of this recent guidance as of September 30, 2015. Adoption of the guidance classifies debt issuance costs from prepaid and other assets to long-term obligations, less current portion, within the condensed consolidated balance sheet related to the $200 million convertible note offering in June 2014 and the $50 million royalty financing in July 2015.

In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the options for adoption and the impact on its financial position and results of operations.

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

Key provisions of the Collaboration Agreement include the following:

•	The Company has granted an exclusive, non-assignable (except to affiliates) license to Otsuka to commercialize and distribute Iclusig in the Territory.

•	The Company has granted a co-exclusive license to Otsuka to conduct research and development in the Territory.

•	The Company will complete its ongoing pivotal trial of Iclusig in Japan and lead the preparation of the Japanese new drug application (the “JNDA”) on behalf of Otsuka and the Company.

•	Otsuka is responsible for filing of the JNDA on behalf of Otsuka and the Company, which is expected to occur at approximately year-end 2015.

•	The Company and Otsuka will form and participate on a joint development and commercialization committee (the “JDCC”) to oversee activities related to Iclusig in the Territory.

•	The Company is responsible for manufacture and supply of Iclusig to Otsuka in either bulk form or in final packaged form, as requested by Otsuka.

•	Otsuka is responsible for completion of final manufacturing, consisting of packaging and labeling of Iclusig for distribution in the Territory, as well as pricing and all other commercial activities by Otsuka within the Territory.

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

For accounting purposes, because of Otsuka’s ability to access the value of the distribution rights in the license absent the delivery of the other elements of the arrangement, in particular the manufacturing deliverables which remain within the Company’s control, the Company has concluded that the licenses and other deliverables do not have standalone value, and have combined all deliverables into a single unit of accounting. The nonrefundable upfront cash payment has been recorded as deferred revenue on our balance sheet and is being recognized as revenue on a straight-line basis commencing in April 2015, the time at which the Company has commenced providing all elements included in the Collaboration Agreement. The Company has recognized as license revenue approximately $1.3 million and $2.6 million of the upfront fee for the three-month and nine month periods ending September 30, 2015, respectively.

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

Medinol Ltd.

The Company entered into a license agreement with Medinol in 2005 pursuant to which the Company granted to Medinol a non-exclusive, world-wide, royalty-bearing license, under its patents and technology, to develop, manufacture and sell stents and other medical devices to deliver the Company’s mTOR inhibitor, ridaforolimus, to prevent reblockage of injured vessels following stent-assisted angioplasty. The term of the license agreement extends to the later to occur of the expiration of the Company’s patents relating to the rights granted to Medinol under the license agreement or fifteen years after the first commercial sale of a product developed under the agreement.

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

The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sale of products developed under the agreement. In January 2014, Medinol initiated two registration trials of its NIRsupreme™ Ridaforolimus-Eluting Coronary Stent System. The commencement of enrollment in these clinical trials along with the submission of an investigational device exemption with the U.S. Food and Drug Administration (“FDA”) triggered milestone payments to the Company of $3.8 million, which are recorded as license revenue in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2014. The Company is eligible to receive additional, regulatory, clinical and commercial milestone payments of up to $34.8 million under the agreement if two products are successfully developed and commercialized.

4. Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of September 30, 2015 and December 31, 2014:

In thousands	2015	2014
Raw materials	$499	$—
Work in process	89	460
Finished goods	1,430	979

	2,018	1,439
Current portion	(1,518)	(979)

Non-current portion included in intangible and other assets, net	$500	$460

The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate commercial supply of Iclusig in the United States and Europe and to support continued clinical development.

5. Property and Equipment, Net

Property and equipment, net, was comprised of the following at September 30, 2015 and December 31, 2014:

In thousands	2015	2014
Leasehold improvements	$23,149	$22,315
Construction in progress	225,941	196,027
Equipment and furniture	24,652	23,511

	273,742	241,853
Less accumulated depreciation and amortization	(41,479)	(38,826)

	$232,263	$203,027

As of September 30, 2015 and December 31, 2014, the Company has recorded a facility lease obligation of $220.6 million and $196.0 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 9 to the condensed consolidated financial statements included in this report.

Depreciation and amortization expense was $951,000 and $1.3 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $2.7 million and $3.9 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

6. Intangible and Other Assets, Net

Intangible and other assets, net, were comprised of the following at September 30, 2015 and December 31, 2014:

In thousands	2015	2014
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,065)	(5,036)

	910	939
Inventory, non-current	500	460
Other assets	1,615	1,740

	$3,025	$3,139

7. Other Current Liabilities

Other current liabilities consisted of the following at September 30, 2015 and December 31, 2014:

In thousands	2015	2014
Amounts received in advance of revenue recognition	$21,958	$17,186
Other	670	644

	$22,628	$17,830

Amounts received in advance of revenue recognition consist of payments received from customers in France which do not currently qualify for revenue recognition.

8. Long-term Debt

Our long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

In thousands	2015	2014
Convertible notes, net	$162,293	$156,154
Royalty financing, net	46,483	—
Facility lease obligation	220,612	196,027

	429,388	352,181
Less current portion	(9,666)	(6,707)

	$419,722	$345,474

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

The outstanding convertible note balances as of September 30, 2015 and December 31, 2014 consisted of the following:

In thousands	2015	2014
Principal	$200,000	$200,000
Less: debt discount, net	(37,707)	(43,846)

Net carrying amount	$162,293	$156,154

The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through September 30, 2015. Interest expense related to the convertible notes during for the three-month and nine-month periods ended September 30, 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Contractual interest expense	$1,813	$1,812	$5,438	$2,074
Amortization of debt discount	2,058	1,872	6,032	2,141
Amortization of debt issuance costs	36	33	105	38

	$3,907	$3,717	$11,575	$4,253

Royalty Financing

On July 28, 2015, the Company entered into a royalty financing agreement with PDL BioPharma, Inc. (“PDL”) under which the Company received an initial payment of $50 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances the Company. The Company will receive an additional $50 million one year from the effective date of the agreement with the option to receive up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement. The proceeds received from PDL are referred to as “advances”.

Under the agreement, the Company agreed to pay PDL a percentage of global Iclusig net product revenues subject to an annual maximum payment of $20 million per year through 2018. The rate is 2.5 percent during the first year and increases to 5 percent in the second year through the end of 2018 and 6.5 percent from 2019 until PDL receives a 10 percent internal rate of return. If the Company draws down in excess of $150 million, the 6.5 percent rate would increase to 7.5 percent until PDL receives 10 percent internal rate of return. Through September 30, 2015, the Company has paid a total of $313,000 to PDL under this agreement. Payments are deemed to be applied against advances. Interest expense related to the financing agreement was $1.3 million for the nine-month period ended September 30, 2015.

Beginning in 2019, if PDL does not receive specified minimum payments each year from sales of Iclusig, then it will also have the right to receive a certain percentage of net revenues from sales of brigatinib, subject to its approval by regulatory authorities. If PDL has not received total cumulative payments under this agreement that are at least equal to the amounts PDL has advanced to the Company by the fifth anniversary of each funding date, the Company is required to pay PDL an amount equal to the shortfall.

PDL retains the option to require the Company to repurchase the then outstanding net advances, together with additional payments representing return on investment as described below (the “put” option), in the event the Company experiences a change of control, undergoes certain bankruptcy events, transfers any of its interests in Iclusig (other than pursuant to a license agreement, development, commercialization, co-promotion, collaboration, partnering or similar agreement), transfers all or substantially all of its assets, or breaches certain of the covenants, representations or warranties made under the agreement. Similarly, the Company has the option to terminate the agreement at any time by payment of the then outstanding net advances, together with additional payments representing return on investment as described below (the “call” option). Both the put and call options can be exercised at a price which is equal to the greater of (a) the then outstanding net advances and an amount that would generate an internal rate of return to PDL of 10 percent after taking into account the amount and timing of all payments made to PDL by the Company or (b) a multiple of the then outstanding net advances of 1.15 if exercised on or prior to the first anniversary of the closing date, 1.20 if exercised after the first anniversary but on or prior to the second anniversary of the closing date or 1.30 if exercised after the second anniversary of the closing date.

In connection with the agreement, the Company also entered into a security agreement with PDL on the same date as the royalty financing agreement. Under the security agreement, the Company granted PDL a security interest in certain assets relating to Iclusig, including all of the Company’s revenues from sales of Iclusig covered by the royalty financing agreement, a certain segregated deposit account established under the royalty financing agreement, and certain intellectual property, license agreements, and regulatory approvals related to Iclusig. The collateral set forth in the security agreement secures the Company’s obligations under the royalty financing agreement, including its obligation to pay all amounts due thereunder.

For accounting purposes, the agreement has been classified as a debt financing as the Company will have significant continuing involvement in the sale of Iclusig and other products which might be covered by the agreement, the parties have the right to cancel the agreement as described above, PDL’s rate of return is implicitly limited by the terms of the transaction, volatility in the sale of Iclusig and other products would have no effect on PDL’s expected ultimate return, and PDL has certain rights in the event that product sales and related payments under this agreement are insufficient to pay down the Company’s obligations.

In connection with the transaction, the Company recorded the initial net proceeds as long-term debt. The Company will impute interest expense associated with this borrowing using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement, including the required 10 percent internal rate of return to PDL. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

The Company has evaluated the Company’s call option and PDL’s put option in accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, and determined that the put option is an embedded derivative. This item is being accounted for as a derivative and the estimated fair value of the put option is carried as part of the carrying value of the related liability, and was not material as of the date of the agreement or September 30, 2015.

Facility Lease Obligation

As of September 30, 2015 and December 31, 2014, the Company has recorded a facility lease obligation related to its lease for a new facility under construction in Cambridge, Massachusetts. See notes 5 and 9 to the condensed consolidated financial statements included in this report for information regarding the lease and related asset under construction. During the construction period the Company is capitalizing the costs as a component of construction in process with a corresponding credit to facility lease obligation.

The Company expects to complete construction and occupy the facility in the third quarter of 2016. Under terms of the lease, the Company commenced making lease payments in March 2015. During the construction period a portion of the lease payment is allocated to land lease expense with the remainder accounted for as a reduction of the obligation.

9. Leases and Other Commitments

Facility Leases

The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility in Cambridge, Massachusetts under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a lease agreement for an additional 26,000 square feet of office space in Cambridge, Massachusetts which expires in August 2017. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $1.9 million remaining in 2015, $7.5 million in 2016, $7.1 million in 2017, $6.1 million in 2018 and $3.6 million in 2019.

Binney Street, Cambridge, Massachusetts

In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings which are under construction in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building was completed in March 2015, at which time, pursuant to a second amendment to the lease in March 2015, the Company commenced making lease payments. Construction of tenant improvements is in process and is expected to be completed in the third quarter of 2016, at which time the Company expects to occupy the buildings.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of September 30, 2015, the Company has recorded construction in progress and a facility lease obligation of $225.9 million and $220.6 million, respectively, including the current portion of the obligation of $4.0 million included in current liabilities.

The lease has an initial term of 15 years from substantial completion of the buildings with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the non-cancelable minimum annual lease payments by calendar year beginning upon commencement of the lease are $2.4 million in 2015, $8.7 million in 2016, $25.5 million in 2017, $31.0 million in 2018, $31.5 million in 2019 and 357.4 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.

The Company maintains a letter of credit as security for the lease of $9.2 million, which is supported by restricted cash.

In August 2015, the Company entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date which is expected to be in the third quarter of 2016 with an option to extend for the remainder of the initial term of the Company’s underlying lease. The sublease rent is subject to increases over the term of the lease. Based on the agreement, during the initial term the non-cancelable minimum annual sublease payments by calendar year beginning upon the rent commencement date of the sublease are approximately $5.3 million in 2016, $10.7 million in 2017, $10.9 million in 2018, $11.1 million in 2019 and $11.3 million in 2020 and $65.6 million in total thereafter, plus the subtenant’s share of the facility operating expenses.

Lausanne, Switzerland

In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building in Lausanne, Switzerland, which the Company occupied in 2014. The lease has an initial term of ten years, with options to extend the term and an early termination right at the Company’s option after five years. Future non-cancelable minimum annual lease payments under the lease are expected to be approximately $0.3 million remaining in 2015, $1.1 million in 2016, $1.0 million in 2017, $1.1 million in 2018 and 2019 and $4.4 million in total thereafter.

Total rent expense for the leases described above as well as other Company leases was $2.8 million, and $1.9 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $7.3 million and $5.7 million for the nine month-periods ended September 30, 2015 and 2014, respectively. Contingent rent for the three-month periods ended September 30, 2015 and 2014 was $191,000 and $167,000 respectively, and for the nine-month periods ended September 30, 2015 and 2014 was $574,000 and $519,000 respectively.

Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases, for the next five years and thereafter are $4.7 million, $18.1 million, $33.7 million, $38.1 million, $36.2 million and $361.7 million, respectively.

Other Commitments

The Company has entered into employment agreements with each of the officers of the Company. The agreements for these officers have remaining terms as of September 30, 2015 extending through the end of 2016 or 2017, providing for aggregate base salaries of $2.3 million for the remainder of 2015, $13.3 million for 2016 and $8.3 million for 2017.

10. Stockholders’ Equity (Deficit)

The changes in stockholders’ equity (deficit) for the nine-month period ended September 30, 2015 were as follows:

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
$ in thousands	Shares	Amount
Balance, January 1, 2015	187,294,094	$187	$1,299,394	$(4,185)	$(1,214,595)	$80,801
Issuance of common stock pursuant to ARIAD stock plans	1,895,796	2	3,596			3,598
Stock-based compensation			29,009			29,009
Payment of tax withholding obligations related to stock-based compensation			(321)			(321)
Other comprehensive income				8,548		8,548
Net loss					(171,285)	(171,285)

Balance, September 30, 2015	189,189,890	$189	$1,331,678	$4,363	$(1,385,880)	$(49,650)

11. Fair Value of Financial Instruments

At September 30, 2015 and December 31, 2014, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. All such measurements are Level 2 measurements in the fair value hierarchy. Our marketable securities, consisting of shares of common stock of REGENXBIO, are classified as Level 1 assets as they have readily observable prices, and therefore a reliable fair market value as of September 30, 2015. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200 million, was $196.9 million at September 30, 2015 and $203.4 million at December 31, 2014, respectively.

12. Stock Compensation

ARIAD Stock Option and Stock Plans

The Company’s 2001, 2006 and 2014 stock option and stock plans provide for the award of nonqualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate or option agreement, typically over a three or four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2001 and 2006 plans have no shares remaining available for grant, although existing stock options granted under these plans remain outstanding. As of September 30, 2015, there were 9,473,048 shares available for awards under the 2014 plan. The Company generally issues new shares upon the exercise or vesting of stock plan awards.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in June 2014 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each three-month withholding period. For the nine-month periods ended September 30, 2015 and 2014, 193,178 and 185,243 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.

Stock-Based Compensation

The Company’s statements of operations included total compensation cost from awards under the plans and purchases under the ESPP for the three-month and nine-month periods ended September 30, 2015 and 2014, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Compensation cost from:
Stock options	$3,348	$3,583	$11,718	$12,427
Stock and stock units	6,396	3,961	16,858	11,787
Purchases of common stock at a discount	187	94	433	369

	$9,931	$7,638	$29,009	$24,583

Compensation cost included in:
Research and development expenses	$3,633	$3,229	$11,629	$10,570
Selling, general and administrative expenses	6,298	4,409	17,380	14,013

	$9,931	$7,638	$29,009	$24,583

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

Stock option activity under the Company’s stock plans for the nine-month period ended September 30, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2015	10,148,087	$10.09
Granted	1,095,500	$7.87
Forfeited	(541,138)	$10.27
Exercised	(638,743)	$5.84

Options outstanding, September 30, 2015	10,063,706	$10.11

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

Stock and stock unit activity under the Company’s stock plans for the nine-month period ended September 30, 2015 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Stock units outstanding, January 1, 2015	3,503,153	$9.97
Granted / awarded	3,003,375	$8.70
Forfeited	(115,112)	$8.17
Vested or restrictions lapsed	(1,250,520)	$11.87

Stock units outstanding, September 30, 2015	5,140,896	$8.81

The total fair value of stock and stock unit awards that vested as of September 30, 2015 and 2014 was $9.2 million and $4.9 million, for the period, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted and are probable to become vested was $16.8 million at September 30, 2015 and will be recognized over 1.6 years on a weighted average basis.

Included in the table above are outstanding performance share units which were awarded from 2012 to 2015 as noted below:

Years of Award	Number of Units	Description of Performance Metric
2013	158,000	Brigatinib clinical trial enrollment (100%) – achieved in 2015
2014	1,044,000	Iclusig clinical trial enrollment (50%); cumulative revenues from sales of Iclusig in 2014 and 2015 (50%)
2015	731,300	Iclusig clinical trial enrollment (315,000 units); 2015 revenues from sales of Iclusig (315,000 units); total relative return on common stock 2015-2017 (101,300 units)

The Company recognizes compensation expense for performance share units when the achievement of the performance metric is determined to be probable of occurrence. The total number of units earned, and related compensation cost, may be up to 60 percent higher depending on the level or timing of achievement of the metric as defined in the specific award agreement.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2015	2014	2015	2014
Net loss	$(55,451)	$(50,108)	$(171,285)	$(156,851)

Net loss per share – basic and diluted	$(0.29)	$(0.27)	$(0.91)	$(0.84)

Weighted average shares – basic and diluted	188,921	187,034	188,456	186,703

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for three-month and nine-month periods ended September 30, 2015 were as follows:

In thousands	Unrealized Gain on Marketable Equity Securities	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, July 1, 2015	$—	$333	$(4,777)	$(4,444)
Other comprehensive income (loss), net of tax	9,052	(327)	82	8,807

Balance, September 30, 2015	$9,052	$6	$(4,695)	$4,363

In thousands	Unrealized Gain on Marketable Equity Securities	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2015	$—	$174	$(4,359)	$(4,185)
Other comprehensive income (loss), net of tax	9,052	(168)	(336)	8,548

Balance, September 30, 2015	$9,052	$6	$(4,695)	$4,363

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

The Company’s tax provision reflects that the Company has an international corporate structure and certain subsidiaries are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. In addition, the Company has recognized a prepaid tax related to the tax consequences arising from intercompany transactions and is amortizing such prepaid tax over the period that the assets transferred are being amortized. The total benefit from (provision for) income taxes was $5.8 million and $(154,000) for the three-month periods ended September 30, 2015 and 2014, respectively, and $5.3 million and $(379,000) for the nine-month periods ended September 30, 2015 and 2014, respectively. The Company recorded a tax benefit of $6.1 million related to the $15.1 million unrealized gain associated with the change in market value of its marketable securities for the three and nine-month periods ended September 30, 2015.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. No uncertain tax positions are expected to be resolved within the next twelve months. During the nine-month period ended September 30, 2015, the Internal Revenue Service completed its audit of the Company’s 2012 U.S. federal income tax return, and issued a “no-change” letter indicating that no adjustments would be made to the return as filed.

16. Restructuring Actions

In the first quarter of fiscal 2014, the Company incurred expenses of $4.8 million associated with employee workforce reductions of approximately 155 positions implemented in November 2013. The Company recorded $2.2 million of the employee separation costs in research and development expense and $2.6 million in selling, general and administrative expense. The restructuring charges were paid by the end of September 30, 2014.

17. Defined Benefit Pension Obligation

The Company maintains a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the defined benefit pension plan for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Service cost	$431	$234	$1,319	$761
Interest cost	33	40	102	119
Expected return on plan assets	(24)	(34)	(73)	(101)
Amortization of prior service cost	82	37	(336)	110

Net periodic benefit cost	$522	$277	$1,012	$889

The Company expects to contribute $1.7 million in total to the plan in 2015.

18. Litigation

On October 10, 2013, October 17, 2013, December 3, 2013 and December 6, 2013, purported shareholder class actions, styled Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al, respectively, were filed in the United States District Court for the District of Massachusetts (the “District Court”), naming the Company and certain of its officers as defendants. The lawsuits allege that the defendants made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in its public disclosures during the period from December 12, 2011 through October 8, 2013 or October 17, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On January 9, 2014, the District Court consolidated the actions and appointed lead plaintiffs. On February 18, 2014, the lead plaintiffs filed an amended complaint as contemplated by the order of the District Court. The amended complaint extends the class period for the Securities Exchange Act claims through October 30, 2013. In addition, plaintiffs allege that certain of the Company’s officers, directors and certain underwriters made material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in connection with the Company’s January 24, 2013 follow-on public offering of common stock in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On April 14, 2014, the defendants and the underwriters filed separate motions to dismiss the amended complaint. On June 10, 2014, the District Court heard oral argument on the motion to dismiss. On March 24, 2015, the District Court granted the defendants’ and the underwriters’ motions to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 21, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motions to dismiss with the United States Court of Appeals for the First Circuit. Briefing on the plaintiffs’ appeal to the United States Court of Appeals for the First Circuit has been completed, and the Company expects a hearing to be scheduled.

On March 11, 2015, a product liability lawsuit, styled Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc., was filed in the United States District Court for the Southern District of Florida naming the Company as defendant. The lawsuit alleges that the Company’s cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees. On May 18, 2015, the Company filed a motion to dismiss the complaint in this action. On July 31, 2015, the United States District Court for the Southern District of Florida heard oral argument on the Company’s motion to dismiss the complaint. On August 4, 2015, the court granted the Company’s motion to dismiss with respect to the plaintiff’s cause of action for punitive damages and denied the remainder of the Company’s motion to dismiss. In response, on August 7, 2015, the plaintiff filed an amended complaint. The amended complaint asserts punitive damages as a remedy, in addition to seeking unspecified monetary damages and an award of costs and expenses, including attorney’s fees. The parties are currently engaged in discovery.

The Company believes these actions are without merit. At this time, the Company has not recorded a liability related to damages in connection with these matters because it believes that any potential loss is not probable or reasonably estimable under U.S. GAAP. In addition, due to the early stages of these matters described above, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these matters.

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

We are currently commercializing or developing the following three products and product candidates:

•	Iclusig® (ponatinib) is our first approved cancer medicine, which we are commercializing in the United States, Europe and other territories for the treatment of certain patients with rare forms of leukemia.

•	Brigatinib (previously known as AP26113) is our most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC.

•	AP32788 is our most recent, internally discovered drug candidate. In December 2014, we nominated AP32788 for clinical development. We are conducting studies necessary to support the filing of an investigational new drug application, or IND, which we expect to submit by year-end 2015.

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

We and our distributors are now selling Iclusig in Germany, the United Kingdom, Austria, the Netherlands, Norway, Denmark, Sweden, Finland, Switzerland, Italy, Spain, Australia and Canada. In addition, we are distributing Iclusig to patients in France prior to pricing and reimbursement approval as permitted under French regulations. Full pricing and reimbursement approvals in France and other European countries are expected by the end of 2015. In total, we anticipate that Iclusig will be available for sale in 16 European countries by the end of 2015.

We have established headquarters for our European operations in Switzerland where we manage all aspects of our business in Europe, including sales and marketing, distribution and supply chain, regulatory, medical affairs and supporting functions. We employ personnel in key countries in Europe to build company and brand awareness, manage the local country pricing and reimbursement process and market Iclusig upon obtaining all necessary approvals.

In certain ex-U.S. territories, we are providing for the sale and distribution of Iclusig through partnership or distributorship arrangements. For example, in December 2014, we entered into a co-development and commercialization agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, under which Otsuka has exclusive rights to commercialize Iclusig in Japan and nine other Asian countries and has agreed to fund future clinical development in those countries. We expect to file for marketing approval in Japan in collaboration with Otsuka at approximately year-end 2015. In addition, we have entered into distributorship agreements with third parties to provide for distribution of Iclusig in Australia and New Zealand, Israel, certain countries in central and eastern Europe, Turkey and Canada.

Ongoing Development of Iclusig

Initial approval of Iclusig in the United States and Europe was based on results from our pivotal Phase 2 PACE clinical trial in patients with CML or Ph+ ALL who were resistant or intolerant to prior TKI therapy, or who had the T315I mutation of BCR-ABL. Our PACE trial is fully enrolled and we continue to treat and follow patients in this trial who continue to respond to treatment. We also continue to treat and follow patients in our first, Phase 1 clinical trial of Iclusig in heavily pre-treated patients with resistant or intolerant CML or Ph+ALL, which was initiated in 2008; our Phase 2 clinical trial in CML patients in Japan; and our Phase 2 clinical trial in patients with gastrointestinal stromal tumors. In addition, Iclusig is being studied in ongoing investigator-sponsored trials in settings including first line and second line CML, acute myeloid leukemia, or AML, non-small cell lung cancer, or NSCLC, and medullary thyroid cancer, or MTC. Our development of Iclusig also includes ongoing activities in manufacturing, quality, safety and regulatory functions.

We are initiating studies designed to better understand the safety profile of Iclusig in resistant and intolerant CML and Ph+ ALL patients, with the objective of improving the balance of benefit and risk for these patients as post-marketing regulatory commitments, as well as studies designed to evaluate its use in earlier lines of therapy. These studies include:

•	a dose-ranging trial of Iclusig, which we initiated in August 2015, in approximately 450 patients with chronic phase CML, who have become resistant to at least two prior TKIs. This study, known as the OPTIC trial, is designed to inform the optimal use of Iclusig in these patients.

•	a randomized, Phase 3 trial in approximately 600 patients with chronic phase CML who have experienced treatment failure after imatinib therapy, designed to evaluate two doses of Iclusig compared to the standard dose of nilotinib. This trial is expected to open for enrollment prior to year-end 2015.

•	an investigator-sponsored, early-switch trial of Iclusig in approximately 1,000 second-line chronic phase CML patients that will be conducted in the United Kingdom, designed to inform the use of Iclusig as part of the emerging paradigm in CML for early switching of TKIs in patients with suboptimal responses. This trial, known as SPIRIT3, is expected to open for enrollment in 2016.

Brigatinib (AP26113)

Brigatinib (AP26113) is an investigational inhibitor of anaplastic lymphoma kinase, or ALK. We are currently conducting a Phase 1/2 clinical trial of brigatinib, which we fully enrolled in the third quarter of 2015. The primary objectives of the Phase 1 portion of the trial were to determine the maximum tolerated dose and the recommended dose for further study and to characterize its safety and preliminary anti-tumor activity. The primary purpose of the Phase 2 portion of the trial is to evaluate the efficacy of brigatinib in patients with TKI-naïve and crizotinib-resistant ALK-positive NSCLC, including in patients with brain metastases after crizotinib treatment. Results of this trial to date show robust anti-tumor activity in patients with TKI-naïve and crizotinib-resistant ALK-positive NSCLC, including in patients with brain metastases after crizotinib treatment. Crizotinib is the currently available first-generation ALK inhibitor.

We commenced a pivotal Phase 2 trial of brigatinib in the first quarter of 2014 in patients with locally advanced or metastatic NSCLC who were previously treated with crizotinib, known as the ALTA trial. The ALTA trial is designed to determine the safety and efficacy of brigatinib in refractory ALK+ NSCLC patients. We anticipate that the results of the ALTA trial will form the basis for our application for initial regulatory approval. We achieved full patient enrollment in the ALTA trial in the third quarter of 2015 and, subject to the results of our clinical trials, expect to file for approval of brigatinib in the United States in the third quarter of 2016.

In the first half of 2016, we plan to initiate a front-line Phase 3 clinical trial of brigatinib in ALK+ NSCLC patients not previously treated with an ALK inhibitor. We expect to enroll approximately 300 patients in this trial, who will be randomized to treatment with either brigatinib or crizotinib.

Our development of brigatinib also includes key product and process development activities to support our clinical trials as well as the anticipated filing of a New Drug Application, or NDA, and potential commercial launch of the product, quality and stability studies, clinical and non-clinical pharmacology studies and pharmacovigilance and regulatory activities.

AP32788

At the end of 2014, we nominated our next internally discovered development candidate, AP32788. This orally active TKI has a unique profile against a validated class of mutated targets in non-small cell lung cancer and certain other solid tumors and may address an unmet medical need. We are currently performing pharmacology, toxicology and other studies necessary to support the filing of an Investigational New Drug application, or IND application, for AP32788 that we expect to file by year-end 2015. We expect to begin a Phase 1/2 proof-of-concept trial in 2016.

Ridaforolimus

We have entered into a license agreement with Medinol Ltd., or Medinol, pursuant to which Medinol is developing drug-eluting stents and other medical devices to deliver ridaforolimus to prevent restenosis, or reblockage, of injured vessels following interventions in which stents are used in conjunction with balloon angioplasty. In 2014, Medinol initiated two registration trials in the United States and other countries of its NIRsupremeTM Ridaforolimus-Eluting Coronary Stent System incorporating ridaforolimus and submitted an investigational device exemption, or IDE, to the FDA. These actions triggered milestone payments to us of $3.8 million in 2014.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. We have elected early adoption of this recent guidance as of September 30, 2015. Adoption of the guidance reclassifies debt issuance costs from prepaid and other assets to long-term debt, less current portion, within the condensed consolidated balance sheet.

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

Product Revenue, Net

We sell Iclusig in the United States to a single specialty pharmacy, Biologics, Inc., or Biologics. Biologics dispenses Iclusig directly to patients. In Europe, we sell Iclusig to retail pharmacies and hospital pharmacies, which dispense Iclusig directly to patients. These specialty pharmacies, retail pharmacies and hospital pharmacies are referred to as our customers. We provide the right of return to customers in the United States for unopened product for a limited time before and after its expiration date. European customers are provided the right to return product only in limited circumstances, such as damaged product. Revenue is generally recognized when risk of loss and title passes to the customer, assuming we can estimate potential returns. Prior to 2015, with our limited sales history for Iclusig and the inherent uncertainties in estimating product returns, we had determined that the shipments of Iclusig to our United States customers did not meet the criteria for revenue recognition until it was dispensed to the patient. As of January 1, 2015, we concluded that we had sufficient experience to estimate returns in the United States, as a result of over two years of sales experience. Accordingly, since January 1, 2015, we have recognized net product revenue in the United States upon shipment of Iclusig to Biologics.

We have entered into distributor arrangements for Iclusig in a number of countries including Australia, Canada, Israel, certain countries in central and eastern Europe, Turkey and Japan. We recognize Iclusig net product revenue from these arrangements when all criteria for revenue recognition have been satisfied. Upfront fees are recognized over the remaining term of the agreement at the point at which all deliverables under the agreement have commenced, usually at the point when product is initially received by the distributor.

Royalty Financing

On July 28, 2015, we entered into a royalty financing agreement with PDL BioPharma, Inc., or PDL, under which we received an initial payment of $50 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances to us. We will receive an additional $50 million one year from the effective date of the agreement with the option to receive up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement. Additional details regarding the terms of this agreement are found in Note 8 to the condensed consolidated financial statements found elsewhere in this report.

For accounting purposes, the agreement has been classified as a debt financing as we will have significant continuing involvement in the sale of Iclusig and other products which might be covered by the agreement, the parties have the right to cancel the agreement, PDL’s rate of return is implicitly limited by the terms of the transaction, volatility in the sale of Iclusig and other products would have no effect on PDL’s expected ultimate return, and PDL has certain rights in the event that product sales and related payments under this agreement are insufficient to pay down our obligations.

In connection with the transaction, we recorded the initial net proceeds as a long-term debt. We will impute interest expense associated with this borrowing using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement, including the required 10 percent of that return to PDL. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Determination of these assumptions is highly subjective and different assumptions could lead to materially different outcomes.

We have evaluated our call option and PDL’s put option in accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, and determined that the put option is an embedded derivative. This item is being accounted for as a derivative and the estimated fair value of the put option is carried as part of the carrying value of the related liability and was not material as of the date of the agreement or September 30, 2015.

Results of Operations

For the Three Months ended September 30, 2015 and 2014

Revenue

Our revenues for the three-month period ended September 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2015	2014	(decrease)
Product revenue, net	$27,543	$14,499	$13,044
License revenue	1,527	183	1,344

	$29,070	$14,682	$14,388

Adjustments for trade allowances, rebates, chargebacks and discounts and other incentives that reduced gross product revenues are summarized as follows:

	Three Months Ended September 30,		Increase/
In thousands	2015	2014	(decrease)
Trade allowances	$298	$195	$103
Rebates, chargebacks and discounts	3,997	954	3,043
Other incentives	92	221	(129)

Total adjustments	$4,387	$1,370	$3,017

Gross product revenue	$31,930	$15,869	$16,061

Percentage of gross product revenue	13.7%	8.6%

The increase in product revenue reflects increasing demand for Iclusig in the United States and Europe, along with price increases in the United States described below. In the United States, net product revenue increased from $10.5 million in the three-month period ended September 30, 2014 to $20.3 million in the corresponding period in 2015 due to an increase in units sold of 87 percent and the impact of a 9 percent price increase in February 2015 and a 6 percent price increase in September 2015. In Europe, net product revenue increased from $4.0 million in the three-month period ended September 30, 2014 to $7.2 million in the corresponding period in 2015, due to expanded access in additional countries and the positive completion of a regulatory review of the safety of Iclusig in late 2014. Product revenue is reduced by certain gross to net deductions. For the three-month period ended September 30, 2015, gross to net deductions, as a percentage of gross revenue, were approximately 13.7 percent as compared to 8.6 percent for the corresponding period in 2014. The increase was primarily related to the impact of higher rebates associated with higher Medicaid utilization plus government mandated discounts in certain European countries where we have commenced sales of Iclusig.

We recognized $1.5 million of license revenue in the three months ended September 30, 2015 primarily related to the amortization of the up-front payment of $77.5 million from our Iclusig co-development and commercialization agreement with Otsuka. We recognized $183,000 of license revenue in the three months ended September 30, 2014 pursuant to license agreements related to ridaforolimus and our ARGENT technology.

We expect product revenue to increase in the final fiscal quarter of 2015 compared to the three-month period ended September 30, 2015 as we continue to market and distribute Iclusig in the United States and Europe. We also expect license revenue in the final fiscal quarter of 2015 to be comparable to license revenue recognized in the three-month period ended September 30, 2015.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue for the three-month period ended September 30, 2015, as compared to the corresponding period in 2014, includes the following:

	Three Months Ended September 30,		Increase/
In thousands	2015	2014	(decrease)
Inventory cost of Iclusig sold	$189	$130	$59
Shipping and handling costs	77	104	(27
Provision for excess inventory	217	360	(143)

	$483	$594	$(111)

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the three-month periods ended September 30, 2015 and 2014, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales.

Cost of product revenue for the three-month periods ended September 30, 2015 and 2014 also includes a provision for excess inventory of $217,000 and $360,000, respectively.

Research and Development Expenses

Research and development expenses increased by $20.6 million, or 75 percent, to $48.2 million in the three-month period ended September 30, 2015, compared to $27.6 million in the corresponding period in 2014, for the reasons set forth below.

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

Upon approval by the appropriate regulatory authorities in a territory, including in some countries approval of product pricing and reimbursement, we may commence commercial marketing and distribution of the product in that territory.

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

Our R&D expenses for the three-month period ended September 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2015	2014	(decrease)
Direct external expenses:
Iclusig	$13,563	$5,144	$8,419
Brigatinib	9,266	3,548	5,718
All other R&D expenses	25,390	18,908	6,482

	$48,219	$27,600	$20,619

Direct external expenses for Iclusig were $13.6 million in the three-month period ended September 30, 2015, an increase of $8.4 million as compared to the corresponding period in 2014. The increase is primarily due to increases in clinical trial costs of $6.2 million and other support costs of $2.2 million. Increases in clinical trial costs relate primarily to initiation of several new trials designed to better understand the safety profile of Iclusig in resistant and intolerant CML and Ph+ ALL patients and to evaluate its use in earlier lines of therapy and investigator sponsored trials. Increases in other support costs relate to ongoing studies to assess the safety profile and risk factors associated with cardio vascular occlusive events; activities in support of commercializing Iclusig in Canada and activities related to preparation of a NDA filing in Japan. We expect that our direct external expenses for Iclusig in the final fiscal quarter of 2015 will increase when compared to the three-month period ended September 30, 2015 as we continue to treat patients in our ongoing clinical trials, initiate additional clinical trials and conduct additional studies to support continued development of Iclusig.

Direct external expenses for brigatinib were $9.3 million in the three-month period ended September 30, 2015, an increase of $5.7 million as compared to the corresponding period in 2014. The increase in expenses for brigatinib was due primarily to an increase of $2.4 million in contract manufacturing cost, an increase in other support costs of $572,000 and an increase in clinical trial costs of $2.8 million. The increase in contract manufacturing costs was due to costs related to product and process development activities of brigatinib, manufacturing of product in support of clinical trials and activities in preparation for regulatory filings. Increases in other costs related to pharmacology and toxicology studies conducted to support regulatory filings. Increases in clinical trial costs were due to increased costs in the now fully enrolled ALTA pivotal trial for brigatinib, which we initiated in March 2014, and initiation of clinical pharmacology studies in support of this program. We expect that our direct external expense for brigatinib in the final fiscal quarter of 2015 will increase as compared to the three-month period ended September 30, 2015 as we continue to treat patients in our Phase 1/2 clinical trial and our ALTA clinical trial, and as we prepare to initiate a front-line Phase 3 clinical trial of brigatinib in comparison with crizotinib in ALK+ NSCLC patients in 2016 and conduct other studies to support potential regulatory approval.

All other R&D expenses increased by $6.5 million in the three-month period ended September 30, 2015, as compared to the corresponding period in 2014. This increase was due to an increase in personnel expenses of $2.7 million, an increase in other pre-clinical programs of $1.8 million, an increase of general and other expenses of $944,000, and an increase in overhead expenses of $.5 million. We expect that all other R&D expenses will remain consistent in the final fiscal quarter of 2015 when compared to the quarter ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.1 million, or 9 percent, to $36.7 million in the three-month period ended September 30, 2015, compared to $33.6 million in the corresponding period in 2014. Personnel expenses increased by $3.6 million in the three-month period ending September 30, 2015 compared to the corresponding period in 2014, due to expenses associated with the pending retirement of our chief executive officer of $2.9 million, including severance and stock based compensation, as well as growth in the number of our employees. Expenses for outside professional services decreased by $1.5 million in the three-month period ended September 30, 2015 compared to the corresponding period in 2014, reflecting a decrease in legal expense, offset by an increase in consulting services. Overhead and general expenses increased $1.1 million. We expect that our selling, general and administrative expenses will increase in the final fiscal quarter of 2015 as we continue to invest in the commercialization of Iclusig in the United States and Europe.

We expect that our quarterly operating expenses in total will increase in the final fiscal quarter of 2015 for the reasons described above. Operating expenses may fluctuate from quarter to quarter. The actual amount of any increase in operating expenses will depend on, among other things, costs related to the progress of our product development programs, including the initiation of and increases in enrollment in our clinical trials of Iclusig and brigatinib, results of continuing non-clinical studies and the costs of product and process development activities and product manufacturing for Iclusig and brigatinib, the status of pre-clinical studies of AP23788, costs related to regulatory requirements and filings for Iclusig, brigatinib, and our other product candidates, on-going Iclusig commercialization activities in the United States, Europe and other territories and related supporting costs.

Other Income (Expense)

Interest Income/Expense

Interest income was $20,000 in the three-month period ended September 30, 2015 as compared to $19,000 in the corresponding period in 2014.

Interest expense increased to $5.2 million in the three-month period ended September 30, 2015 from $3.7 million in the corresponding period in 2014 as a result of $3.9 million in interest expense related to our $200 million convertible note issuance completed in June 2014, and $1.3 million related to our royalty financing completed in July 2015, offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain (Loss)

We recognized net foreign exchange transaction gains of $291,000 in the three-month period ended September 30, 2015 compared to a gain of $881,000 in the corresponding period in 2014. The gains are a result of our European operations, as we carry accounts denominated in foreign currencies.

Benefit from (Provision for) Income Taxes

Our benefit from income taxes for the three-month period ended September 30, 2015 was $5.8 million compared to a provision of $154,000 in the corresponding period in 2014, and primarily reflects a tax benefit recorded related to the use of net losses generated by continuing operations to offset tax provided on an unrealized gain on marketable securities recorded in other comprehensive income.

Operating Results

We reported a loss from operations of $56.4 million in the three-month period ended September 30, 2015 compared to a loss from operations of $47.1 million in the corresponding period in 2014, an increase of $9.2 million, or 20 percent. We also reported a net loss of $55.5 million in the three-month period ended September 30, 2015, compared to a net loss of $50.1 million in the corresponding period in 2014, an increase in net loss of $5.4 million or 11 percent, and a net loss per share of $0.29 and $0.27 respectively. The increase in net loss is largely due to the increase of $20.6 million in research and development expenses and $3.1 million in selling, general and administrative expenses, offset in part by an increase in product revenue of $13.0 million described above. Our results of operations for the final fiscal quarter of 2015 will vary from those of the quarter ended September 30, 2015 and actual results will depend on a number of factors, including the success of our commercialization efforts for Iclusig in the United States, Europe and other territories, the status of regulatory and subsequent pricing and reimbursement approvals in Europe and other territories, the progress of our product development programs, changes in the number of our employees and related personnel costs, the progress of our discovery research programs, the impact of costs and the sub-leasing of 41 percent our building currently under construction in Cambridge, Massachusetts, the impact of any commercial and business development activities and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.

For the Nine Months Ended September 30, 2015 and 2014

Revenue

Our revenues for the nine-month period ended September 30, 2015, as compared to the corresponding period in 2014, were as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2015	2014
Product revenue, net	$79,262	$34,371	$44,891
License, collaboration and other revenue	3,038	4,206	(1,168)

Total revenue	$82,300	$38,577	$43,723

Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2015	2014
Trade allowances	$856	$497	$359
Rebates, chargebacks and discounts	9,356	2,267	7,089
Other incentives	538	744	(206)

Total adjustments	$10,750	$3,508	$7,242

Gross product revenue	$90,012	$37,879	$52,133

Percentage of gross product revenue	11.9%	9.3%

The increase in product revenue reflects increasing demand for Iclusig in the United States and Europe, along with price increases in the United States described below. In the United States, net product revenue increased from $23.1 million in the nine-month period ended September 30, 2014 to $60.6 million in the corresponding period in 2015 due to an increase in units sold of 149 percent and the impact of a 9 percent price increase in February 2015 and a 6 percent price increase in September 2015. In Europe, net product revenue increased by 65 percent from $11.3 million in the nine-month period ended September 30, 2014 to $18.7 million in the corresponding period in 2015, due to expanded access in additional countries and the positive completion of a regulatory review of the safety of Iclusig in late 2014. Product revenue is reduced by certain gross to net deductions. For the nine-month period ended

September 30, 2015, gross to net deductions, as a percentage of gross revenue, were approximately 11.9 percent as compared to 9.3 percent for the corresponding period in 2014. The increase primarily related to the impact of higher rebates associated with higher Medicaid utilization plus government mandated discounts in certain European countries where we have commenced sales of Iclusig.

License revenue decreased for the nine-month period ended September 30, 2015 compared to the corresponding period in 2014 by $1.2 million. This decrease was related to the $3.8 million of license revenue received in the nine-month period ended September 30, 2014, pursuant to our license agreement with Medinol for the development of ridaforolimus eluting stents offset by the amortization of the Otsuka up-front payment of approximately $2.6 million recognized in the nine-month period ended September 30, 2015.

Operating Expenses

Cost of Product Revenue

Our cost of product revenue relates to sales of Iclusig in the United States and in Europe. Our cost of product revenue for the nine-month period ended September 30, 2015 as compared to the corresponding period in 2014, was as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2015	2014
Inventory cost of Iclusig sold	$728	$292	$436
Shipping and handling costs	476	445	31
Inventory reserves/write-downs	462	3,540	(3,078)

	$1,666	$4,277	$(2,611)

Prior to receiving regulatory approval for Iclusig from the FDA in December 2012, we expensed, as research and development costs, all costs incurred in the manufacturing of Iclusig to be sold upon commercialization. In addition, in the fourth quarter of 2013, we wrote down significant amounts of inventory that we estimated to be excess inventory. For Iclusig sold in the nine-month period ended September 30, 2015, the majority of manufacturing costs incurred had previously been expensed. Therefore, the cost of inventory sold included limited manufacturing costs and the cost of packaging and labeling for commercial sales.

Cost of product revenue for the nine-month periods ended September 30, 2015 and 2014 also includes a provision for excess inventory of $462,000 and $3.5 million, respectively. During the nine-month period ended September 30, 2014, the provision was due to inventory produced during the quarter in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that were not expected to be sold. During the nine-month period ended September 30, 2015 the provision was primarily related to excess packaging supplies, inventory in Europe that had to be destroyed that does not comply with current European regulations as well as inventory that has expired.

Research and Development Expenses

Our R&D expenses for the nine-month period ended September 30, 2015 as compared to the corresponding period in 2014, were as follows:

	Nine Months Ended September 30,		Increase/ (decrease)
In thousands	2015	2014
Direct external expenses:
Iclusig	$25,420	$18,930	$6,490
Brigatinib	26,068	12,125	13,943
All other R&D expenses	74,913	56,893	18,020

	$126,401	$87,948	$38,453

Direct external expenses for Iclusig were $25.4 million in the nine-month period ended September 30, 2015, an increase of $6.5 million, or 34 percent, as compared to the corresponding period in 2014. Increases were due primarily to an increase in clinical trial costs of $4.3 million, an increase in other support costs of $5.1 million, offset in part by a decrease in manufacturing costs of $3.1 million. Increases in clinical trial costs relate primarily to increasing activities in several new Company sponsored and investigator sponsored trials offset in part by decreasing activities and costs of various legacy trials, including the Phase 2 PACE clinical trial, and close-out of the Phase 3 EPIC trial. Decreases in manufacturing costs were due to technology transfer and process validation activities and costs to qualify back-up manufacturing sources conducted in 2014. The increase in other costs relates to the conduct of other studies to assess the safety profile and risk factors associated with cardio vascular occlusive events, as well as activities and costs related to preparation of an NDA filing in Japan.

Direct external expenses for brigatinib were $26.1 million in the nine-month period ended September 30, 2015, an increase of $13.9 million, or 115 percent, as compared to the corresponding period in 2014. The increase in expenses for brigatinib was due primarily to increases in clinical trial costs of $4.6 million, in contract manufacturing costs of $7.4 million and in other supporting costs of $1.9 million. The increase in clinical trial costs relates primarily to increases in activities to our now fully enrolled ALTA pivotal Phase 2 trial for brigatinib and clinical pharmacology trial activities in support of this program. Contract manufacturing costs increased due to activities related to product and process development activities and validation activities as well as manufacturing of product to support clinical trials and preparation of agency filings for this product candidate. Other supporting costs increased due to the conduct of toxicology studies in support of the program.

All other R&D expenses increased by $18.0 million, or 32 percent, in the nine-month period ended September 30, 2015 as compared to the corresponding period in 2014. This increase was due to an increase in personnel costs of $8.7 million, related to an approximate 25 percent increase in R&D headcount, an increase in other pre-clinical programs of $3.8 million, as well as increases in professional and general expenses of $5.9 million. Personnel costs increased due to an increase in number of employees to support the development activities of our product and product candidates. Professional and general costs increased due to increasing activities to support regulatory filings in multiple jurisdictions and related increase in travel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.5 million, or 20 percent, to $118.9 million in the nine-month period ended September 30, 2015, compared to $99.4 million in the corresponding period in 2014. Expenses for outside professional services increased by $8.1 million in the nine-month period ended September 30, 2015 as compared to the corresponding period in 2014 primarily due to an increase in legal expenses and other consulting services associated with the preparation of this year’s proxy and related initiatives of $6.0 million as well as ongoing legal matters. Personnel expense increased by $7.7 million due to expenses associated with the pending retirement of our chief executive officer of $5.5 million, including severance and stock based compensation, as well as growth in the number of our employees. Overhead expenses increased by $2.0 million due to rent expense related to our new building under construction on Binney Street in Cambridge, Massachusetts, as our rent obligations commenced in March 2015. General expenses increased $1.0 million as a result of increased headcount.

Other Income (Expense)

Interest Income/Expense

Interest income decreased slightly to $61,000 in the nine-month period ended September 30, 2015 from $63,000 in the corresponding period in 2014.

Interest expense increased to $12.9 million in the nine-month period ended September 30, 2015 from $4.3 million in the corresponding period in 2014 as a result of $11.6 million in interest expense related to our $200 million convertible note issuance completed in June 2014, and $1.3 million related to our royalty financing completed in July 2015, offset in part by the payoff of our bank term loan in June 2014.

Foreign Exchange Gain

We recognized net foreign exchange transaction gains of $906,000 for the nine-month period ended 2015 compared to net foreign exchange gains of $836,000 in the corresponding period in 2014. The gains are a result of our operations in Europe as we carry accounts denominated in foreign currencies and are caused by changes in exchange rates during these periods.

Benefit from (Provision for) Income Taxes

Our benefit from income taxes for the nine-month period ended 2015 was $5.3 million, which primarily reflects a tax benefit related to the use of net losses generated by continuing operations to offset tax provided on an unrealized gain on marketable securities recorded in other comprehensive income, compared to a provision of $379,000 in the corresponding period in 2014.

Operating Results

We reported a loss from operations of $164.7 million for the nine-month period ended September 30, 2015 compared to a loss from operations of $153.1 million for the nine-month period ended September 30, 2014. We also reported a net loss of $171.3 million for the nine-month period ended September 30, 2015, compared to a net loss of $156.9 million for the nine-month period ended September 30, 2014, an increase in net loss of $14.4 million or 9 percent, and a net loss per share of $0.91 and $0.84, respectively. The increase in net loss for 2015 is largely due to an increase in our operating expenses of $55.3 million consisting primarily of an increase of approximately $38.5 million in research and development expenses, an increase of $19.5 million in selling, general and administrative expenses and an increase of $8.6 million in interest expense, offset in part by an increase in product revenue of $44.9 million, all as described above.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents totaling $282.2 million and working capital of $213.9 million, compared to cash and cash equivalents totaling $352.7 million and working capital of $295.6 million at December 31, 2014. These decreases are due to our results of operations for the nine-month period ended September 30, 2015 as described above, offset in part by $50 million in proceeds that we received from our royalty financing in July 2015. Of the $282.2 million of cash and cash equivalents at September 30, 2015, $7.9 million was in accounts held by our international subsidiaries.

In July 2015, we entered into a royalty financing agreement with PDL BioPharma Inc., or PDL, under which we received $50 million and will receive an additional $50 million on the one-year anniversary with an option to draw down up to an additional $100 million between the six-month and twelve-month anniversaries of the agreement. In return, we agreed to pay PDL a percentage of Iclusig global net revenues equal to 2.5 percent during the first year of the agreement, 5 percent from the end of the first year through the end of 2018 (subject to annual maximum payments of $20 million per year through 2018), and 6.5 percent from 2019 until PDL receives an internal rate of return of 10 percent on funds advanced to us. The 6.5 percent royalty rate would increase to 7.5 percent if we draw down more than $150 million. This financing allows us to accelerate the initiation of a front-line trial of brigatinib and invest in launch readiness while providing strategic flexibility with respect to additional financing and partnering alternatives.

For the nine-month period ended September 30, 2015, we reported a net loss of $171.3 million and cash used in operating activities of $120.7 million. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased sales of Iclusig and potential future regulatory approvals of our product candidates, the timing of which are uncertain.

Our balance sheet at September 30, 2015 includes property and equipment of $232.3 million, which represents an increase of $29.2 million from December 31, 2014. The increase is primarily due to the accounting, as described in Note 9 to our condensed consolidated financial statements in this report, for our lease of new laboratory and office space in two adjacent, connected buildings currently under construction in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in March 2015, at which time we commenced making lease payments. Construction of tenant improvements is expected to be completed in the third quarter of 2016, at which time we expect to occupy the buildings. Under the relevant accounting guidance, we are the deemed owner for the project during the construction periods and accordingly, we have recorded the project construction costs as an asset of $225.9 million and a corresponding facility lease obligation of $220.6 million at September 30, 2015. As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase.

Sources of Funds

During the nine-month period ended September 30, 2015 and 2014 our sources of cash were as follows:

In thousands	2015	2014
Sales/issuances of common stock pursuant to stock option and purchase plans	$3,596	$3,059
Proceeds from issuance of convertible debt and related transactions, net.	—	177,281
Proceeds from royalty financing	50,000	—
Reimbursements of amounts related to facility lease obligation	1,816	—

	$55,412	$180,340

We have financed our operations and investments to date primarily through sales of our common stock and convertible notes in public and private offerings, through our royalty financing, through the receipt of upfront and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders.

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

Uses of Funds

The primary uses of our cash are to fund our operations and working capital. Our uses of cash during the nine-month periods ended September 30, 2015 and 2014 were as follows:

In thousands	2015	2014
Net cash used in operating activities	$120,658	$131,930
Investment in property and equipment	4,446	2,475
Re-payment of long-term borrowings	313	9,100
Payment of tax withholding obligations related to stock compensation	321	716

	$125,738	$144,221

The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue and changes in working capital requirements. As noted previously, our net loss in the nine-month period ended September 30, 2015 increased by $14.4 million as compared to the corresponding period in 2014. However, our net cash used in operating activities for the nine-month period ended September 30, 2015 decreased by $11.3 million compared to the corresponding period in 2014 due primarily to changes in working capital requirements.

We currently occupy facilities in Cambridge, Massachusetts and Lausanne, Switzerland from which we conduct and manage our business. We also plan to move our principal offices to new space in Cambridge, Massachusetts currently under construction. The landlord completed construction of the core and shell of the buildings in March 2015, at which time our lease payments commenced. Tenant improvements and the fit-out of the facility have started and are expected to be completed in the third quarter of 2016. The landlord has provided a tenant improvement allowance for such costs. To the extent such costs exceed the allowance; we will be responsible for funding such excess.

Liquidity

We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. We must pay interest on the $200 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. In addition, we are required to make payments to PDL under our royalty financing obligation based on a single digit percentage of our net product sales of Iclusig over the term of the agreement. We also have a substantial facility lease obligation, as noted above. We expect that cash flows from sales of Iclusig together with our current cash and cash equivalents and funding available to us from our royalty financing agreement with PDL or that we might raise from new collaborative agreements or strategic alliances will be sufficient to fund our operations for the foreseeable future.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we maintained outstanding letters of credit of $11.3 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.

Contractual Obligations

We have substantial fixed contractual obligations under our long-term debt agreement, lease agreements, employment agreements, purchase commitments and benefit plans. These non-cancellable contractual obligations were comprised of the following as of September 30, 2015:

		Payments Due By Periods
In thousands	Total	In 2015	2016 through 2018	2019 through 2020	After 2020
Long-term debt	$236,854	$3,927	$22,052	$210,875	$—
Royalty financing	99,565	862	45,090	53,613	—
Lease agreements	492,569	4,728	89,928	69,351	328,562
Employment agreements	23,902	2,323	21,579	—	—
Purchase commitments	40,315	1,454	23,512	5,877	9,472
Other long-term obligations	6,078	—	5,843	135	100

Total fixed contractual obligations	$899,283	$13,294	$208,004	$339,851	$338,134

Long-term debt reflects the payment at maturity of our $200 million of convertible notes issued in June 2014 and due on June 15, 2019. Interest on this debt accrues at a rate of 3.625 percent of the principal, or $7.25 million, annually and is payable in arrears in December and September of each year. We may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that we are not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving our Company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100 percent of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

Royalty financing reflects the repayment of the advances provided by PDL of $50 million received in July 2016 and an additional committed advance of $50 million which will occur within one year of the effective date of the agreement. Repayments of principal are calculated based on a single digit royalty on projected Iclusig net product revenues and an internal rate of return of 10 percent over the term of the agreement based on the timing and outstanding balances of advances.

Leases consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge and office space in a building in Lausanne that completed construction in early 2014. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease as amended. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. Employment agreements represent base salary payments under agreements with officers. Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities. Other long-term obligations are comprised primarily of our liability for unrecognized tax positions, which is expected to be determined by 2016.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. We have elected early adoption of this recent guidance as of September 30, 2015. Adoption of the guidance reclassifies debt issuance costs from other assets to long-term obligations, less current portion, within the condensed consolidated balance sheet within the presentation of our long-term $200 million convertible note issuance and $50 million royalty financing.

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

Securities Litigation Reform Act

Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to: (i) our future financial performance, results of operations and liquidity, including both domestic and international revenues, expenses, including research and development and selling, general and administrative expenses, capital expenditures, income taxes, and our expected liquidity needs and available cash; (ii) the future performance of our distributors and partners; (iii) the manufacturing and commercialization, including pricing and reimbursement of Iclusig and our product candidates, if approved; (iv) the development, regulatory filing and review, and commercial potential of our products and product candidates, including the anticipated timing and results of our clinical trials, and the timing and results of our submissions to regulatory authorities for our products and product candidates; (v) potential changes to our near- and long-term objectives; (vi) the timing and costs associated with our new corporate headquarters under construction in Cambridge, Massachusetts; and (vii) the expected benefits from our royalty financing with PDL. All such forward-looking statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to meet anticipated clinical trial commencement, enrollment and completion dates for our products and product candidates and to move new development candidates into the clinic; our ability to secure new collaboration agreements or strategic alliances; difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; our ability to successfully commercialize and generate profits from sales of Iclusig; competition from alternative therapies, our reliance on the performance of third-party manufacturers and specialty pharmacies for the distribution of Iclusig; the occurrence of adverse safety events with our products and product candidates; preclinical data and early-stage clinical data that may not be replicated in later-stage clinical studies; the costs associated with our research, development, manufacturing and other activities; the conduct and results of preclinical and clinical studies of our product candidates; the adequacy of our capital resources and the availability of additional funding; patent protection and third-party intellectual property claims; litigation, including our pending securities class action, derivative and product liability lawsuits; our operations in foreign countries; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in marketable securities, consisting generally of corporate debt and U.S. government and agency securities. Maturities of our marketable securities are generally limited to periods necessary to fund our liquidity needs and may not in any case exceed three years. These securities are classified as available-for-sale. At September 30, 2015, our available funds are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.

At September 30, 2015, our marketable securities of $15.1 million consisted of 687,139 shares of common stock of REGENXBIO, Inc. which completed an initial public offering in September 2015. In connection with the initial public offering, we entered into a lock-up agreement with REGENXBIO that restricts us from selling these shares until March 2016. The value of these shares are subject to market risk common to development stage companies and may increase or decrease in value over the period during which we are restricted from selling these shares.

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

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. These convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $196.9 million at September 30, 2015.

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

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, except as follows:

1.	Class action lawsuit

Jimmy Wang v. ARIAD Pharmaceuticals, Inc., et al., James L. Burch v. ARIAD Pharmaceuticals, Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. ARIAD Pharmaceuticals, Inc., et al, and Nabil Elmachtoub v. ARIAD Pharmaceuticals, Inc., et al.

Briefing on the plaintiffs’ appeal to the United States Court of Appeals for the First Circuit has been completed, and we expect a hearing to be scheduled.

2.	Product liability lawsuit

Thomas Montalbano, Jr. v. ARIAD Pharmaceuticals, Inc.

On August 7, 2015, the plaintiff filed an amended complaint. The amended complaint asserts punitive damages as a remedy, in addition to seeking unspecified monetary damages and an award of costs and expenses, including attorney’s fees. The parties are currently engaged in discovery.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, except as follows.

1. The first risk factor under the caption “Risks relating to our operations” is replaced with the following risk factor:

If we fail to manage the size of our workforce and other resources effectively, our business may suffer.

The number of our employees more than doubled prior to our initial launch of Iclusig in January 2013 as we built out the commercial organization that was responsible for the commercialization of Iclusig in the United States and Europe, but was then reduced by approximately 40 percent of our employees in the United States in the fourth quarter of 2013 in connection with our announcements concerning the updated safety, marketing and commercial distribution and further clinical development of Iclusig. With the re-launch of Iclusig in the United States in January 2014, we have hired necessary personnel to manage the requirements of our business.

We have also entered into a lease for approximately 386,000 square feet of laboratory and office space in two adjacent connected buildings at 75 - 125 Binney Street in Cambridge, Massachusetts, with an initial term of 15 years and options to renew for three terms of five years each. We had planned to relocate our corporate headquarters and laboratory facilities into this space in early 2015, but construction was delayed and we do not expect to take occupancy until the third quarter of 2016. Based on the terms of the lease, as amended, we commenced making lease payments in March 2015. In addition, in August 2015, we entered into an agreement to sublease approximately 160,000 square feet of the total leased space at 75-125 Binney Street to a third party, with commencement expected in the third quarter of 2016.

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

We must respond effectively to these demands and manage our internal organization and our facilities to accommodate our anticipated needs and to respond to any unexpected developments. If we are unable to manage the size of our workforce, our facilities and our other resources effectively, there could be a material adverse effect on our business, results of operations and financial condition.

2. The second risk factor under the caption “Risks relating to our operations” is replaced with the following risk factor:

We are currently subject to securities class action and product liability litigation and we have been and may be subject to similar or other litigation in the future.

The market price of our common stock declined significantly following our October 2013 announcements concerning the safety, marketing and commercial distribution and further clinical development of Iclusig in the United States. Class action lawsuits were subsequently filed in October and December 2013 alleging, among other things, that we and certain of our officers violated federal securities laws by making allegedly material misrepresentations and/or omissions of material fact regarding clinical and safety data for Iclusig in our public disclosures. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On March 24, 2015, the United States District Court for the District of Massachusetts, or the District Court, granted the defendants’ and the underwriters’ motions to dismiss the plaintiffs’ amended complaint in these consolidated actions. On April 21, 2015, the plaintiffs filed an appeal of the District Court’s decision to grant the motions to dismiss with the United States Court of Appeals for the First Circuit. Briefing on the plaintiffs’ appeal to the United States Court of Appeals for the First Circuit has been completed, and we expect a hearing to be scheduled.

Furthermore, in March 2015, a product liability lawsuit was filed alleging that our cancer medicine Iclusig was defective, dangerous and lacked adequate warnings when the plaintiff used it from July to August 2013. The plaintiff seeks unspecified monetary damages, punitive damages and an award of costs and expenses, including attorney’s fees. On May 18, 2015, we filed a motion to dismiss the complaint in this action. On August 4, 2015, the court granted our motion to dismiss with respect to the plaintiff’s cause of action for punitive damages and denied the remainder of our motion to dismiss. On August 7, 2015, the plaintiff filed an amended complaint. The amended complaint asserts punitive damages as a remedy, in addition to seeking unspecified monetary damages and an award of costs and expenses, including attorney’s fees. The parties are currently engaged in discovery.

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

ITEM 6.	EXHIBITS

10.1*	Sublease, effective as of August 20, 2015, between ARIAD Pharmaceuticals, Inc. and International Business Machines Corporation.

10.2*	Revenue Interest Assignment Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.

10.3*	Security Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Harvey J. Berger, M.D.
Harvey J. Berger, M.D.
Chairman and Chief Executive Officer (Principal executive officer)

	By:	/s/ Edward M. Fitzgerald
Edward M. Fitzgerald
Executive Vice President,
Chief Financial Officer
Date: November 6, 2015		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

10.1*	Sublease, effective as of August 20, 2015, between ARIAD Pharmaceuticals, Inc. and International Business Machines Corporation.

10.2*	Revenue Interest Assignment Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.

10.3*	Security Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.