Form 10-K/A
period 2015-12-31
ARIAD PHARMACEUTICALS INC
filed 2016-04-29
CIK 884731

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

As of March 31, 2016, the registrant had 191, 032,380 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of ARIAD Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “us” or “ARIAD”) for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2015 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to update the Exhibit List and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Board of Directors

Our Board of Directors (the “Board”) currently consists of nine members classified into three classes. Listed below are our nine directors by class. At each annual meeting of shareholders, the term for one class of directors expires, and directors are elected for a full term of three years to succeed the directors of such class.

Class	Name	Position with ARIAD	Age*	Director Since
1	Alexander J. Denner, Ph.D.	Chairman of the Board	46	2014
	Athanase Lavidas, Ph.D.	Director	68	2003
	Massimo Radaelli, Ph.D.	Director	58	2008
2	Jay R. LaMarche	Director	69	1992
	Anna Protopapas	Director	51	2015
	Norbert G. Riedel, Ph.D.	Director	58	2011
3	Paris Panayiotopoulos	Chief Executive Officer and President	42	2016
	Sarah J. Schlesinger, M.D.	Director	56	2013
	Wayne Wilson	Director	67	2008

*	Ages are provided as of April 20, 2016

Certain biographical information is set forth below for our directors. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is also set forth below.

Class 1 Directors (Term to Expire in 2016)

Alexander J. Denner, Ph.D. has been a member of our Board since February 2014 and the Chairman of the Board since January 2016. He is the Chief Investment Officer of Sarissa Capital Management LP, a registered investment advisor, which he founded in 2012. Sarissa Capital focuses on improving the strategies of companies to better provide shareholder value. From 2006 to 2011, Dr. Denner served as a Senior Managing Director of Icahn Capital, an entity through which Carl C. Icahn conducts his investment activities. Prior to that, he served as a portfolio manager at Viking Global Investors, a private investment fund, and Morgan Stanley Investment Management, a global asset management firm. Dr. Denner has also served as a director of Biogen Inc. since June 2009 and as a director of The Medicines Company since February 2016, both biopharmaceutical companies. Previously, Dr. Denner also served as a director of the following biopharmaceutical companies: Amylin Pharmaceuticals, Inc., Enzon Pharmaceuticals, VIVUS, Inc., and ImClone Systems Incorporated, where he also served as Chairman of the Executive Committee.

Dr. Denner was appointed to the Board pursuant to the terms of a nomination and settlement agreement entered into in February 2014, as described in more detail below under the caption “Agreements with Dr. Denner and Sarissa.”

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

Dr. Radaelli is a member of our Board’s Audit Committee and Science and Medicine Committee. He brings over 25 years of international industry experience to the Board, including senior leadership positions with major European pharmaceutical companies. Dr. Radaelli also brings to the Board significant strategic and operational industry experience in the specialty pharma and oncology sector, including expertise in pharmaceutical business development, strategic alliance management, and product development and commercialization with a strong track record of success particularly in emerging markets.

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

Ms. Protopapas was appointed to the Board pursuant to the terms of an agreement entered into in April 2015, as described in more detail below under the caption “Agreements with Dr. Denner and Sarissa.”

Ms. Protopapas is a member of our Board’s Compensation Committee. Ms. Protopapas brings significant industry experience to the Board, including extensive transactional and senior management experience in the oncology industry.

Ms. Protopapas received a B.S. in engineering from Princeton University, an M.S. in chemical engineering practice from Massachusetts Institute of Technology and a MBA from Stanford Graduate School of Business.

Norbert G. Riedel, Ph.D. has been a member of our Board since April 2011. He has served as the President and Chief Executive Officer and a director of Aptinyx Inc., a biopharmaceutical company discovering and developing innovative therapies for challenging disorders of the brain and nervous system, since August 2015. From January 2014 to August 2015, Dr. Riedel served as the President and Chief Executive Officer of Naurex Inc., the predecessor company acquired by Allergan and from which Aptinyx and its technology were spun out. Prior to that time, he was Corporate Vice President and Chief Science and Innovation Officer of Baxter International Inc., a diversified healthcare company from March 2001 until January 2013. From 1998 to 2001, Dr. Riedel served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development at Baxter’s bioscience business. Prior to joining Baxter, from 1996 to 1998, he was head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Previously, he held a series of scientific management positions at Hoechst-Marion Roussel and Hoechst AG. Dr. Riedel is a member of the board of directors of Jazz Pharmaceuticals, Zytoprotec GmbH, and the Illinois Biotechnology Industry Organization. He also serves on the Advisory Board of Northwestern University’s Innovation and New Ventures Office. From 1999 to 2010, Dr. Riedel was a member of the board of directors of Oscient Pharmaceuticals Corporation, a biopharmaceutical company, and its predecessor company, Genome Therapeutics Corporation, a genomics company. Dr. Riedel was a member of the Supervisory Board of MediGene AG, a biotechnology company from 2003 to 2013. Dr. Riedel was a postdoctoral fellow at Harvard University from 1984 to 1987 and an Assistant Professor and Associate Professor of medicine and biochemistry at Boston University School of Medicine from 1987 to 1991. Dr. Riedel was also a was a visiting professor at Massachusetts Institute of Technology in 1992, and in 2009, Dr. Riedel was elected as member of the Austrian Academy of Sciences. Dr. Riedel is currently an adjunct professor at Boston University School of Medicine, and an adjunct professor of Medicine at Northwestern University’s Feinberg School of Medicine.

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

Class 3 Directors (Term to Expire in 2018)

Paris Panayiotopoulos has served as our President and Chief Executive Officer since January 2016. Mr. Panayiotopoulos joined ARIAD from EMD Serono, Inc., a subsidiary of pharmaceutical company Merck KGaA, Darmstadt, Germany, where he served as President from 2013 through 2015. Prior to being appointed President of EMD Serono, Mr. Panayiotopoulos held positions of increasing responsibility within Merck KGaA, serving as President of Merck Serono, Tokyo, Japan, from 2012 through 2013; Global Chief of Staff for the CEO in Geneva, Switzerland, from 2011 through 2012; Head of Western Europe for the fertility and endocrinology franchises, in 2011; Global Director of the neurology franchise, from 2007 through 2011; and Global Strategy and Business Intelligence Director from 2004 through 2007. Prior to joining Merck KGaA, Mr. Panayiotopoulos was at Eli Lilly & Co. from 1999 to 2004.

Mr. Panayiotopoulos brings significant industry and leadership experience to the Board, including a strong track record of global and turnaround success, both strategically and operationally.

Mr. Panayiotopoulos received his combined BSc degree in Chemistry and Management Studies from University College London, and his MSc degree in Marketing and Product Management from Cranfield Business School in the United Kingdom.

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

Wayne Wilson has been a member of our Board since October 2008 and served as our Lead Director from January 2014 until January 2016. He has over 30 years of business, financial and accounting experience. He has been an independent business advisor since 2002. From 1995 to 2002, he served in various roles, including as President, Chief Operating Officer and Chief Financial Officer at PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services. From 1986 to 1995, Mr. Wilson was a partner in the assurance and advisory services practice of Deloitte & Touche LLP, a public accounting firm. Mr. Wilson is also a member of the boards of directors of FairPoint Communications, Inc., a telecommunications company, and Edgewater Technology, Inc., a technology management consulting firm. He retired as director of Hologic, Inc. in March 2016 and previously served as a director of Cytyc Corporation, both medical diagnostics and device companies.

Mr. Wilson is Chair of our Board’s Audit Committee and a member of our Board’s Nominating and Corporate Governance Committee. Mr. Wilson brings substantial general business and financial expertise to the Board, as well as the Audit Committee. Mr. Wilson’s background and extensive experience in financial accounting and reporting make him well-equipped to evaluate financial results and to oversee the financial reporting process of a publicly traded corporation, making him highly qualified to be the chair of the Board’s Audit Committee. In addition to his tenure on our Board, he has substantial healthcare industry experience, having served on the boards of two medical technology companies, including Hologic, Inc.

Mr. Wilson received an A.B. degree in political science from Duke University and an M.B.A. from the University of North Carolina at Chapel Hill.

Review of Board Membership and Structure

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we are currently conducting a company-wide, strategic review of our operations aimed at increasing shareholder value. As part of this review, the Board has unanimously authorized Messrs. Denner and Paris Panayiotopoulos to evaluate the size, composition and organization of the Board, including whether to reconstitute the membership of the Board and/or to eliminate the classified board structure. In order to facilitate such evaluation and a potential reconstitution and/or declassification of the Board, we announced on March 11, 2016 that each of our directors had tendered his or her conditional resignation from the Board (each, a “Conditional Resignation”).

Each Conditional Resignation provides that if any director is not selected to serve on the reconstituted Board, such director will resign from the Board effective as of the 2016 Annual Meeting. Further, with respect to any Class 3 director with a term expiring at the Company’s 2018 annual meeting of shareholders, each Conditional Resignation provides further that if the Board approves an amendment to the Company’s certificate of incorporation to effect a declassification of the Board, which amendment is approved by the Company’s shareholders at the 2016 Annual Meeting, such director will resign from the Board effective as of the date immediately prior to the 2017 annual meeting of shareholders.

Agreements with Dr. Denner and Sarissa

On February 20, 2014, we entered into a nomination and settlement agreement (the “Existing Settlement Agreement”) with Dr. Denner and Sarissa Capital Management LP and certain of its affiliated funds and entities (collectively, “Sarissa”). Pursuant to this agreement, the Board increased the size of the Board from eight to nine members and appointed Dr. Denner to the Board as a Class 1 director to serve until the 2016 annual meeting of shareholders (the “2016 Annual Meeting”). Dr. Denner was also appointed as a member of the Nominating and Corporate Governance Committee of the Board. We also agreed to appoint an additional director, referred to as the Additional Designee, selected by the Board and approved by Dr. Denner, as a Class 2 director with a term expiring at the 2017 annual meeting of shareholders (the “2017 Annual Meeting”). We have not yet appointed this additional director.

The agreement provides that, for so long as Dr. Denner is a member of the Board, we will give prior notice to Sarissa before the advance notice deadline in our bylaws if Dr. Denner or the Additional Designee (when appointed) will not be nominated for election at any future annual meeting of shareholders when their current terms expire. Following the appointment of the Additional Designee and for so long as Dr. Denner is a member of the Board, we have agreed not to increase the size of the Board above 10 members. Pursuant to the agreement, Dr. Denner will resign from the Board and any committee thereof if Sarissa no longer beneficially owns at least 6 million shares of our common stock.

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

In February 2015, Sarissa notified the Company of its intent to nominate a slate of three alternative directors in opposition to the nominees recommended by the Company’s Board of Directors for election at the Company’s 2015 annual meeting of shareholders (the “2015 Annual Meeting”).

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

In addition, pursuant to the New Settlement Agreement, the Company agreed to promptly commence a search for a new Chief Executive Officer and formed a new committee of the Board chaired by Dr. Denner (the “CEO Search Committee”), was responsible for running the process for the selection of the new Chief Executive Officer. The other members of the CEO Search Committee were Dr. Riedel, Dr. Schlesinger and Mr. Wilson. On December 18, 2015, we announced the appointment of Mr. Panayiotopoulos as our new Chief Executive Officer, effective as of January 1, 2016.

Pursuant to the New Settlement Agreement, effective as of April 28, 2015, the Board appointed Ms. Protopapas as a Class 2 director, with a term expiring at the 2017 Annual Meeting, by filling an existing vacancy in such class. The New Settlement Agreement provides that, for so long as each of Dr. Denner and Ms. Protopapas is a member of the Board, we will give prior notice to Sarissa before the advance notice deadline in our bylaws if Ms. Protopapas will not be nominated for election at any future annual meeting of shareholders when her current term expires. Pursuant to the New Settlement Agreement, Ms. Protopapas will resign from the Board and any committee thereof if Sarissa no longer beneficially owns at least 6 million shares of our common stock.

On March 17, 2016, we and Sarissa agreed to amend the New Settlement Agreement to terminate the standstill covenant contained therein, and Sarissa agreed that it will not nominate directors or submit proposals for other business at the 2016 Annual Meeting.

The foregoing is not a complete description of the terms of the New Settlement Agreement. For a further description of the terms of the New Settlement Agreement, as amended, including a copy thereof, please see our Current Reports on Form 8-K that we filed with the SEC on April 29, 2015 and March 18, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in that ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of the forms furnished to us and written representations that no other forms were required, we believe that all Section 16(a) filing requirements were timely met during the fiscal year ended December 31, 2015, except that a Form 4 report covering the issuance of shares of common stock and a stock option to each of our outside directors (Denner, LaMarche, Lavidas, Radaelli, Riedel, Schlesinger, Wilson) on January 31, 2015 under our director compensation policy was filed late by each such director.

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

Under our Corporate Governance Guidelines, if the Chief Executive Officer is also Chairman of the Board, the Board shall appoint one of the independent directors to serve in the role of lead director. His or her role is to support the independent directors in meeting their responsibilities as independent directors. As such, he or she is responsible for oversight of those processes of the Board that independent directors are required to perform. In addition, he or she presides at meetings of the non-management directors. In January 2016. Mr. Wilson stepped down as our Lead Director upon the appointment of Dr. Denner to serve as the Chairman of the Board.

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

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Majority Voting in Director Elections

In April 2014, we amended our Amended and Restated Bylaws to provide that our directors must be elected by a majority of votes cast in uncontested elections and by a plurality of votes cast in contested elections.

In connection with the April 2014 change, we adopted a director resignation policy as part of our Corporate Governance Guidelines. Under this policy, the Board will only nominate directors for election or re-election who have submitted an irrevocable letter of resignation that will be effective upon (1) their failure to receive the required number of votes for reelection at the next annual meeting of shareholders at which they face re-election and (2) acceptance of such resignation by the Board. If an incumbent director fails to receive the number of votes required for re-election, the Nominating and Corporate Governance Committee will act on an expedited basis to determine whether to accept the director’s resignation and will submit its recommendation for prompt consideration to the Board, who, with the director in question abstaining, will decide whether to accept the director’s resignation, taking into account such factors as it deems relevant. Such factors may include the stated reasons why shareholders voted against such director’s reelection, the qualifications of the director and whether accepting the resignation would cause us to fail to meet any applicable listing standards or would violate state law.

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

NUMBER OF MEETINGS HELD IN 2015: 10 CURRENT COMMITTEE MEMBERS: Wayne Wilson, Chair Jay R. LaMarche Massimo Radaelli, Ph.D.

Compensation Committee

•    Assesses the performance of and approves, or recommends for approval by the Board, the compensation of our executive officers.

•    Analyzes our officer and director compensation plans, policies and programs.

•    Administers our stock-based compensation and executive compensation plans.

•    Reviews and approves all proposed compensation disclosures, including the Compensation Discussion and Analysis (“CD&A”), for inclusion in our proxy statement or Form 10-K/A and reviews all recommendations by shareholders of the compensation of our named executive officers (the “NEOs”) and the frequency of voting by shareholders on the compensation of our NEOs.

NUMBER OF MEETINGS HELD IN 2015: 7 CURRENT COMMITTEE MEMBERS: Norbert G. Riedel, Ph.D., Chair Athanase Lavidas, Ph.D. Anna Protopapas

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

NUMBER OF MEETINGS HELD IN 2015: 5 CURRENT COMMITTEE MEMBERS: Athanase Lavidas, Ph.D., Chair Jay R. LaMarche Wayne Wilson Alexander J. Denner, Ph.D.

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

NUMBER OF MEETINGS HELD IN 2015: 0 CURRENT COMMITTEE MEMBERS: Sarah J. Schlesinger, M.D., Chair Norbert G. Riedel, Ph.D. Massimo Radaelli, Ph.D.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their ages, as of April 20, 2016.

Name	Age	Position
Paris Panayiotopoulos	42	Chief Executive Officer and President
Timothy P. Clackson, Ph.D.	51	President of Research and Development and Chief Scientific Officer
Manmeet S. Soni	38	Executive Vice President, Chief Financial Officer and Treasurer
Martin J. Duvall	54	Executive Vice President and Chief Commercial Officer
Thomas J. DesRosier, J.D.(1).	61	Executive Vice President, Chief Legal and Administrative Officer and Secretary
Daniel M. Bollag, Ph.D	55	Senior Vice President, Regulatory Affairs and Quality
Maria E. Cantor	48	Senior Vice President, Corporate Affairs
Hugh M. Cole	51	Senior Vice President, Chief Business Officer
Frank G. Haluska, M.D., Ph.D.(2)	57	Senior Vice President, Clinical Research and Development and Chief Medical Officer

(1)	Mr. DesRosier resigned from ARIAD effective as of April 30, 2016.
(2)	Dr. Haluska resigned from ARIAD effective as of May 6, 2016.

For biographical information pertaining to Mr. Panayiotopoulos, who is a director and executive officer of ARIAD, see Item 10 of this Form 10-K/A under the heading “Class 3 Directors (Term to Expire in 2018).”

Timothy P. Clackson, Ph.D. has served as our President of Research and Development and Chief Scientific Officer since June 2010. Previously, he served as our Senior Vice President and Chief Scientific Officer from September 2003 to June 2010.

Manmeet S. Soni has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2016. Previously, he served as chief financial officer of Pharmacyclics, Inc., a biopharmaceutical company, where he was responsible for all finance, procurement, information technology and human resources functions, and played a vital role in Pharmacyclics’ acquisition by AbbVie, Inc. in May 2015. He first joined Pharmacyclics in September 2012 as corporate controller and executive director of finance, and was promoted to vice president, corporate controller in February 2013; senior vice president, finance in August 2013; and executive vice president, finance in November 2013, prior to being appointed as chief financial officer and treasurer in February 2014. Previously, Mr. Soni worked at ZELTIQ Aesthetics Inc., a publicly held medical technology company, from January 2012 to September 2012, where he served as controller, senior director of finance, and was responsible for accounting, SEC and treasury functions. Prior to ZELTIQ, Mr. Soni worked at PricewaterhouseCoopers in San Jose, CA from June 2007 to January 2012 in the Life Science and Venture Capital Group, providing audit and assurance services to various public and privately held companies in the pharmaceutical, biotechnology, software and semiconductor space. Prior to that, he worked at PricewaterhouseCoopers, India providing audit and assurance services.

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

Compensation Discussion and Analysis

The following Compensation Discussion & Analysis (“CD&A”) describes the background, objectives and structure of our 2015 executive compensation programs. This CD&A is intended to be read in conjunction with the tables following the Compensation Committee Report, which provide further historical compensation information for our named executive officers (“NEOs”):

Our long-term success has been made possible in large measure by our ability to attract, retain and motivate talented and experienced individuals across all areas of our business, including our senior executives. In 2015, our NEOs were:

Name	Position
Harvey J. Berger, M.D.(1)	Chairman of the Board, Chief Executive Officer and President
Timothy P. Clackson, Ph.D.	President of Research and Development and Chief Scientific Officer
Edward M. Fitzgerald(2)	Executive Vice President, Chief Financial Officer and Treasurer
Martin J. Duvall	Executive Vice President and Chief Commercial Officer
Thomas J. DesRosier, Esq.(3)	Executive Vice President, Chief Legal and Administrative Officer and Secretary

(1) Mr. Berger retired from all positions at ARIAD as of December 31, 2015. Mr. Berger was succeeded by Paris Panayiotopolous as Chief Executive Officer and President commencing January 1, 2016.

(2) Mr. Fitzgerald resigned as Executive Vice President, Chief Financial Officer and Treasurer as of March 21, 2016, and from ARIAD as of April 8, 2016. Manmeet S. Soni has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 21, 2016.

(3) Mr. DesRosier joined ARIAD on January 26, 2015, and resigned from ARIAD effective as of April 30, 2016.

Quick CD&A Reference Guide

Executive Summary	Section I

Components of Executive Compensation	Section II

Compensation Competitive Analysis	Section III

Executive Compensation Determinations	Section IV

Additional Compensation Practices and Policies	Section V

Compensation Committee Report	Section VI

I.	Executive Summary

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

We currently are commercializing or developing the following three products and product candidates:

•	Iclusig ® (ponatinib) is our first approved cancer medicine, which we are commercializing in the United States, Europe and other areas for the treatment of certain patients with rare forms of leukemia

•	Brigatinib (AP26113) is our next most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC

●	AP32788 is our most recent, internally discovered drug candidate, which we are developing for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases

COMPANY PERFORMANCE HIGHLIGHTS

ARIAD has made significant progress in our business since the start of 2015:

●	We continued to expand commercial sales of our first approved cancer medicine, Iclusig, by doubling net product revenue to $112.5 million from the prior year. We also launched sales of Iclusig in Italy, Australia and Israel and entered into distribution agreements to expand global sales into Canada and Turkey

●	We secured non-dilutive funding through a royalty financing agreement with PDL BioPharma, Inc., or PDL

¡	Pursuant to the agreement, we received an upfront payment of $50 million and will receive an additional $50 million in July 2016, with an option to draw down up to an additional $100 million through that date

¡	In exchange for these payments, we agreed to pay PDL a mid-single digit royalty on future sales of Iclusig until PDL receives a fixed internal rate of return

¡	The non-dilutive funding from the PDL agreement allows us to accelerate the initiation of our front-line trial of brigatinib, which we announced in March 2016, and support initiatives to prepare for the launch of brigatinib in the United States and to continue to invest in our efforts to increase sales of Iclusig

●	We continued to advance our research and development pipeline.

¡	With our partner Otsuka, we filed for regulatory approval of Iclusig in Japan in early 2016

¡	We achieved full patient enrollment in our ALTA pivotal Phase 3 trial of brigatinib in ALK+ NSCLC, and, assuming favorable results, plan to file for regulatory approval in the United States in the third quarter of 2016, which could lead to potential approval and launch in early 2017

¡	We initiated two key clinical trials of Iclusig — the dose-ranging OPTIC trial, which is designed to provide important data regarding the efficacy and safety of Iclusig at doses lower than the currently approved dose; and the second-line OPTIC-2L trial, which, if approved for this indication, would significantly expand the patient population eligible to receive Iclusig

¡	We submitted an investigational new drug application, or IND, to the FDA for AP32788, our most recently internally discovered oncology drug candidate, which we are developing for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases

SHAREHOLDER OUTREACH

At our 2015 Annual Meeting of Shareholders, approximately 56% of votes cast by our shareholders supported our say-on-pay proposal. This result was lower than we anticipated. As a result, we prioritized our shareholder engagement program. Following the 2015 meeting, we reached out to the majority of our top 20 shareholders and offered to discuss our executive compensation practices in detail. Our outreach efforts led to constructive conversations with the majority of our top 10 shareholders and almost 60% of our top 20 shareholders. These conversations allowed us to gain insight and outside perspective on our executive compensation program.

We also met with two leading proxy advisory firms to gather their perspectives.

Overall, the feedback we received from shareholders regarding our compensation program was overwhelmingly positive, particularly with respect to the design of our new CEO’s compensation package. However, our shareholders did express some areas of concern. The following chart summarizes our responses to the key areas of concern expressed by our shareholders.

What We Heard	What We Did
Compensation geared toward that of a bigger company – Our shareholders expressed concerns that our pay levels were reflective of a larger company and not our current size	Determined to give no merit increases in base salary for our executive officers for 2016, delivered 2016 long-term incentive equity awards at the 50th percentile of our 2016 peers, and negotiated an appropriately-sized pay package for our new CEO and CFO

Use of awards tied to appreciation in stock value – Our shareholders expressed a preference towards stock options and market-based awards	Re-introduced stock options and increased the relative TSR performance share component for our 2016 long-term incentive equity program.
Insufficient Disclosure of Performance Awards – More transparent disclosure would allow shareholders to more fully evaluate the performance-based awards	Enhanced disclosure in this year’s CD&A regarding the performance metrics and goals used to grant and evaluate long-term incentive equity awards
Alignment of Program with the Interests of Long-Term Shareholders – Our shareholders expressed it was important that our program be aligned with long-term shareholder interests	Expanded our shareholder ownership guidelines to apply to all of our executive officers

KEY COMPENSATION DECISIONS AND OUTCOMES SINCE 2015

Our NEO compensation is based on clear, measurable goals related to Company and individual performance. The Compensation Committee sets performance objectives that are designed to be challenging but achievable. Annual performance awards and long-term equity incentive compensation levels are determined based on pre-determined, measurable corporate objectives and individual performance reviews. The Company’s performance shares, which comprise a higher percentage of long-term compensation relative to our peers, possess a second layer of objective metrics that must be achieved before realization.

At the beginning of each year, our Compensation Committee evaluates management’s progress towards each corporate objective for the prior year. Specific corporate objectives for 2015 are set forth in detail below in Part IV under the heading “Executive Compensation Determinations – Evaluation of Company Performance Against Corporate Objectives.” NEOs are further evaluated based on detailed self and peer evaluations, as well as the CEO’s review and evaluation of all of these assessments and overall evaluation of performance for each officer for the year. Performance ratings of each NEO are based on both achievement of these corporate objectives and these evaluations of individual performance, which our Compensation Committee uses to determine our executives’ annual performance awards, long-term equity incentive grants and base salary increases.

In addition, we have made the following important changes to our compensation program since the beginning of 2015:

●	Added relative TSR as a performance metric to our performance share grants
●	Decided to freeze 2016 base salaries for executive officers at 2015 levels
●	Added stock options to the long-term incentive vehicle mix and increased the relative TSR performance share component after discussions with several prominent shareholders
●	Awarded 2016 long-term incentive performance share awards for executive officers at the 50th percentile of our 2016 peer group
●	Strengthened and broadened stock ownership guidelines to now include all executive officers
●	Enhanced our CD&A disclosure to be more comprehensive and transparent, particularly with regard to performance targets and associated payouts
●	In April 2015, entered into a Retirement Agreement with Dr. Berger. Following Dr. Berger’s retirement, none of our executive employment agreements have:
¡	280g excise tax gross-ups
¡	single-trigger change-in-control provisions
●	In late 2015 entered into an employment agreement with Mr. Panayiotopoulos, our new CEO, which positions his pay appropriately to market levels while incorporating best practice features such as double-trigger change-in-control provisions and no excise tax gross-ups
¡	In connection with the receipt of his inducement equity awards, Mr. Panayiotopoulos agreed to purchase from the Company during the first 12 months of his employment, $500,000 worth of shares of the Company’s common stock, at a price per share equal to the closing price of the Company’s common stock on the applicable purchase date
●	In early 2016 ARIAD entered into an employment agreement with Manmeet S. Soni, our new CFO, positioned competitively with the market. In line with the rest of the executive team, Mr. Soni’s agreement contains best practice features such as double-trigger change-in-control provisions and no excise tax gross-ups

Employment Agreements with CEO and CFO

Paris Panayiotopoulos was appointed CEO and President of the Company effective January 1, 2016. Mr. Panayiotopoulos’ employment agreement provides for a three-year term with the following compensation approved by the Compensation Committee, in consultation with its independent compensation consultant, Radford:

●	An annual base salary of $650,000;

●	An annual target bonus of 70% of his annual base salary;

●	A one-time make-whole payment of $500,000 in order to reimburse Mr. Panayiotopoulos for benefits he is forgoing from his former employer subject to clawback in the event Mr. Panayiotopoulos terminates his employment without good reason or the Company terminates his employment for cause within the first year of employment;

●	A one-time payment of $50,000 as a reimbursement for expenses incurred in connection with the commencement of his employment;

●	An inducement grant of 1,500,000 stock options vesting over four years and 200,000 service-based restricted stock units (“RSUs”) vesting over 18 months; and

●	Commencing in fiscal year 2017, Mr. Panayiotopoulos will be eligible to participate in the Company’s long-term incentive compensation plans on terms and conditions no less favorable than the Company’s other senior executive officers.

Manmeet S. Soni was appointed Executive Vice President, CFO and Treasurer of the Company effective March 21, 2016. Mr. Soni’s employment agreement provides for a three-year term with the following compensation approved by the Compensation Committee, in consultation with its independent compensation consultant, Radford:

●	An annual base salary of $475,000;

●	An annual target bonus of 50% of his annual base salary;

●	A one-time relocation bonus of $100,000 subject to clawback in the event that Mr. Soni terminates his employment within the first two years of employment other than on account of an uncured material breach of the Employment Agreement by the Company or at any time upon a for cause termination; and

●	An inducement grant of 550,000 stock options vesting over four years and 150,000 performance shares with the same relative TSR performance criteria and vesting as the 2016 performance shares granted to our other executive officers.

The Compensation Committee determined these terms were appropriate and fair given the experience and value Mr. Panayiotopoulos and Mr. Soni bring to the Company. Additionally, the Compensation Committee determined the one-time payments disclosed above were necessary and appropriate measures to attract Mr. Panayiotopoulos and Mr. Soni, and to reimburse them in part for their expenses related to joining the Company and pending near-term payments at their previous employers. Lastly, the Compensation Committee believes the equity components help to align their interests with those shareholders.

EXECUTIVE COMPENSATION PHILOSOPHY

Our compensation philosophy has three fundamental objectives:

●	We endeavor to attract and retain the best available executive talent to lead our Company, recognizing that we do so in a highly competitive environment.

●	We seek to motivate our executives to perform by placing a substantial portion of our executives’ compensation at-risk such that it may not be realized if Company and individual goals are not achieved. This includes long-term equity in the form of performance shares, restricted stock units, and the re-introduction of stock options to the mix. We consider this “pay-for-performance” philosophy to be central to our success to date and expect this to continue into the future.

●	We strive to align the interests of our executive officers with those of our shareholders. We do this not only by paying for performance aimed at enhancing shareholder value, but also by structuring a substantial portion of our executives’ compensation as long-term equity compensation. While we believe use of equity in long-term compensation promotes alignment with the interests of shareholders, we also carefully manage potential dilution from employee equity plans and encourage an appropriate level of executive officer equity stock holdings via stock ownership guidelines.

ALIGNMENT OF COMPENSATION COMPONENTS WITH COMPANY PERFORMANCE

Our compensation plan for our CEO and other NEOs, which we refer to as our Other NEOs, incorporates three primary sources: base salary, annual performance awards and long-term equity incentives. In 2015, executive pay packages continued to emphasize our pay-for-performance philosophy through a heavy reliance on annual performance awards and long-term equity incentives which are variable and highly performance-based.

Our pay mixes for 2015 are affected by two items worth noting. The first is for our CEO, Dr. Harvey Berger, who received only RSUs in 2015 pursuant to the terms of his Retirement Agreement. The second is the time-based stock option grant made to one NEO, Thomas J. DesRosier, Esq. in 2015 in connection with the commencement of his employment. Removing his option grant would effectively make the balance between RSUs and performance shares for our Other NEOs to be 50/50 in 2015.

Our Compensation Committee considers this mix of compensation elements to be critical in driving our “pay-for-performance” philosophy. As displayed in the graphics above, the vast majority of our executives’ compensation packages are delivered in either annual performance awards or long-term incentive compensation with value contingent on the achievement of specific performance targets, appreciation of our stock value, or both.

Structural Alignment of Pay with Performance

Our Compensation Committee is strongly committed to alignment of senior executive compensation with value creation for our shareholders:

●	Executive compensation is linked firmly to the financial and operational performance of our business. As shown in the above pie graphs, in 2015 our CEO and Other NEO pay was heavily weighted toward variable pay, with approximately 82% of CEO pay and 76% of Other NEO pay at-risk such that it may not be realized if Company and individual goals are not achieved. As was the case in the prior year, in 2015 equity awards included a material element of performance shares.

●	In 2015, we added a relative TSR performance goal as an additional metric to the performance shares granted to our Other NEOs, which is a minority practice among our peer group.

●	To further align executive and shareholder interests, we have broadened our stock ownership guidelines, which requires our CEO to hold common stock with a value of at least six times his base salary and Other NEOs to hold common stock with a value of at least one times his/her base salary. In addition, our new CEO, Mr. Panayiotopoulos agreed in connection with his employment to purchase from the Company during his first 12 months of his employment $500,000 worth of shares of the Company’s common stock, at a price per share equal to the closing price of the Company’s common stock on the applicable purchase date.

●	We focus executive attention on the financial and strategic objectives of our Company that we believe will produce long-term, sustainable shareholder value. To do so, we measure performance over the short and long-term, and utilized the following mix of performance measures and vehicles:

Component	Vehicle	Performance Metrics in 2015 and 2016
Base Salary	Cash	n/a

Annual Performance Awards	Cash	● Corporate Objectives ● Individual Performance
Long-Term Equity Awards	Performance Shares	● Research and Development Goals (2015 only) ● Commercial Goals (2015 only) ● Relative TSR
	Restricted Stock Units	n/a
	Stock Options (2016 only)	n/a

Realizable Pay Demonstrates Alignment

There has been significant volatility in our stock price over the past five years. It increased by 140% and 57% in 2011 and 2012, respectively. 2013 was a particularly volatile year, with a sharp stock price decline of almost 90% after the temporary suspension of marketing and distribution of Iclusig in the United States in the fall of 2013, followed by an increase of more than 150% from its price nadir by the end 2013. In 2014 and 2015, our stock has held steady with minimal variation. In aggregate, over the five years ended December 31, 2015, our annualized TSR was 23%.

The following chart compares our cumulative TSR over the last five years with both the total reported grant date fair value compensation of our CEO (disclosed pay the Summary Compensation Table from this filing* and our prior filings) and “realizable” CEO pay, which reflects cash plus the value of equity grants measured at year end:

*	CEO compensation in 2015 does not include severance and other payments provided to Dr. Berger pursuant to his Retirement Agreement

STRONG COMPENSATION GOVERNANCE AND PRACTICES

The following are characteristics of our compensation program that demonstrate its strong governance principles:

Best Practices We Employ	Practices We Avoid

✓ Pay is closely linked to performance through a mix of annual and long-term awards utilizing various individual and corporate objectives	X No single-trigger change in control provisions following the retirement of Dr. Berger

✓ Structure significant proportion of executive compensation from long-term equity incentive plan	X No tax gross-ups following the retirement of Dr. Berger

✓ Include relative TSR metric in performance-based equity. A minority of our current peers include a similar metric	X No hedging or pledging of shares

✓ Thoughtful structure our peer group, selecting other similarly sized biotech firms and conducting annual Compensation Committee review

✓ Utilize robust stock ownership guidelines CEO: 6x base salary Other Executive Officers: 1x base salary Directors: 5x annual cash compensation

✓ Incentive compensation “clawback” policy

✓ Our Compensation Committee is comprised entirely of independent directors

✓ Utilize an independent compensation consultant

✓ Engage directly with shareholders on executive compensation and governance issues

II.	Components of Executive Compensation

Our compensation plan for our NEOs incorporates three primary sources: base salary, annual performance awards and long-term equity incentives. We emphasize variable, long-term, performance-based compensation for our most senior executives, in line with their level of responsibility for and impact on our results.

Type	Element	Performance Period	Objective	Performance measured and/or rewarded for 2015 and 2016

Fixed	Base Salary	Annual	Fixed pay, to recognize an individual’s role and responsibilities	Reviewed annually and set based on market competitiveness, individual performance and internal equity considerations

Performance -based	Annual Bonus	Annual	Variable pay component, to reward achievement of annual financial, operating and individual pre-set goals	– Corporate Objectives – Individual Performance Metrics See “Annual Performance Award Compensation” below.

Performance -based	Performance Shares	Long-Term	Supports the achievement of the Company’s three-year financial and strategic objectives	– Research and Development Goals (2015 only) – Commercial Goals (2015 only) – Relative TSR

Performance -based	Restricted Stock Units	Long-Term	Supports retention and the creation of long-term sustained shareholder value	Reviewed against market practice and the equity pool to ensure competitive delivery aligned with long-term share ownership

Performance -based	Stock options (2016)	Long-Term	Supports a focus on increasing share price over the long-term	Long-term stock price appreciation

BASE SALARY

Base salary is intended to provide a fair and competitive base level of compensation that reflects job function, organizational level, experience and tenure and sustained performance over time. On an annual basis, our executives are eligible for a salary increase. The amount of this increase, if any, is determined by our Compensation Committee, and recommended to our Board for approval in the case of our CEO. Any target salary increase is based on:

●	analysis of market compensation data;

●	demonstrated levels of core job competency and effective leadership;

●	performance in achieving key corporate and individual objectives established at the beginning of the previous year;

●	internal pay equity; and

●	the recommendation of the Committee’s independent compensation consultant

The executive’s performance rating leads to the application of a performance multiplier, which, in conjunction with peer information, directly influences the actual salary adjustment. Adjustments to base salary levels typically are made in the first quarter of each year and are paid retroactively to January 1st of that year.

In 2015, the NEOs received an average base salary adjustment of 2.3%. As previously mentioned, due to several factors including Company performance, shareholder feedback, and market analysis, the Compensation Committee decided to freeze base salaries and give no merit increases to the NEOs for 2016.

Name	2014 Base	2015 Base	% Adjustment

Harvey J. Berger, M.D.(1)	$751,000	$751,000	0.00%

Timothy P. Clackson, Ph.D.	$493,000	$513,000	4.10%

Edward M. Fitzgerald	$466,000	$475,000	1.90%

Thomas J. DesRosier, Esq.	N/A	$485,000	N/A

Martin J. Duvall	$455,000	$470,000	3.30%

Average			2.30%

(1)	After the annual salary increases were approved in March 2015, Dr. Berger received a salary increase to $773,500 (3% increase), per the terms of his Retirement Agreement which is not reflected in the table.

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

Under our performance multiplier approach, the level of performance of each executive, in conjunction with the level of achievement of our corporate goals, directly influences such executive’s base salary, annual performance award and long-term equity incentive award relative to target awards. Our Compensation Committee established in 2013 the following performance multiplier scale, for purposes of our NEO’s compensation. In 2015, our average NEO performance rating was 3.6, generally resulting in below target (100%) awards.

Performance	Annual Performance Award Factor	Long-term Equity Incentive Factor

Outstanding (5.0)	200%	160%

(4.5)	150%	130%

Exceeds Requirements (4.0)	100%	100%

(3.5)	75%	85%

Meets Requirements (3.0)	50%	50%

Below Meets Requirements (< 3.0)	0%	0%

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

Annual performance awards to our NEOs for 2015 performance were paid in cash and were established in accordance with the annual performance targets for all our executives. Targeted annual awards for 2015 and 2016 were as follows:

Name	2015 Target Annual Awards	2016 Target Annual Awards

	(as a % of base salary)
Harvey J. Berger, M.D.	85%	—
Timothy P. Clackson, Ph.D.	50%	50%
Edward M. Fitzgerald	50%	—
Martin J. Duvall	50%	50%
Thomas J. DesRosier, Esq.	50%	50%
Paris Panayiotopoulos	—	70%
Manmeet S. Soni	—	50%

2015 Results

In early 2016 our CEO and Other NEOs were awarded annual performance awards in connection with meeting their 2015 performance objectives described above, as well as an evaluation of their individual performance. Annual performance awards are set at an annual target percentage of salary.

Name	2015 Target Annual Awards (as a % of Base Salary)	Performance Factor	Actual Target Percentage	Actual Award

Harvey J. Berger, M.D.	85%	3.5	75%	$493,106
Timothy P. Clackson, Ph.D.	50%	3.5	75%	$192,000
Edward M. Fitzgerald	50%	3.5	75%	$178,000
Martin J. Duvall	50%	3.5	75%	$176,000
Thomas J. DesRosier, Esq.	50%	4.0	100%	$223,000

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

Performance shares are earned on the achievement of one or more key corporate objectives or metrics and, once achieved, are subject in certain cases to further time-based vesting to promote retention. Our restricted stock units generally vest annually over three years, and our stock options generally vest over four years.

Based on 2014 performance assessments, our Compensation Committee awarded the following equity grants to our executives in April 2015:

Name	Performance Shares at Target (#)	Restricted Stock Units (#)

Harvey J. Berger, M.D.	—	345,000

Timothy P. Clackson, Ph.D.	75,100	70,200

Edward M. Fitzgerald	75,100	54,000

Martin J. Duvall	75,100	54,000

Thomas J. DesRosier, Esq.(1)	—	—

(1)	Mr. DesRosier joined the Company in January 2015 and, per his employment agreement, received a stock option to purchase 130,000 shares and 110,000 RSUs.

In April 2015, Dr. Berger entered into a Retirement Agreement with the Company pursuant to which Dr. Berger was granted restricted stock units with respect to 345,000 shares of common stock, which vested upon his retirement on December 31, 2015. For more details regarding Dr. Berger’s Retirement Agreement, see the subsection of this filing captioned “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2015 Table – Dr. Berger’s Retirement Agreement.”

2015 Performance Shares

For the performance shares granted in early 2015, the number of shares earned ranged from 0% to 160% of the target amount, with the actual number of shares earned and the vesting schedule varying depending on the degree of achievement of the various goals. Based upon the Company’s strategic imperatives for 2015, our Compensation Committee determined that the most appropriate performance share structure would continue to balance the underlying pillars of the business – commercial and R&D. In addition, our Compensation Committee determined to further align executive pay directly with shareholder returns through the introduction of a relative TSR metric. For 2015, our Compensation Committee continued to utilize an equity model that targets approximately 50% of long-term equity incentives in the form of performance shares.

The R&D goal focused on the achievement of 50% enrollment in the OPTIC-2L randomized second line trial of Iclusig vs. nilotinib, as a means to further potential market opportunity for Iclusig, to be achieved no later than June 30, 2018.

The Commercial goal was based on fiscal year 2015 Iclusig revenue, as a means to emphasize the importance of executing on Iclusig product sales to lay the foundation for future commercial success. The target (100%) payout for the award was directly aligned with the Company’s initial 2015 financial guidance of $130 to $140 million of net product revenues. Threshold performance for the award was $115 million (earning 50% of target payout) with stretch performance defined as revenue in excess of $140 million (earning 160% of target payout). Despite lower revenue guidance in December 2015 and final 2015 Iclusig revenue at less than the threshold target, the Compensation Committee did not adjust revenue targets for these performance shares. As such, and as certified by the Compensation Committee in February 2016, the revenue target was not achieved and none of these shares were earned.

The relative TSR goal is designed to ensure that executives have direct alignment with ARIAD’s stock price performance, in comparison to the broader industry’s stock performance. ARIAD’s stock price performance will be measured against component companies in the NASDAQ Biotechnology Index, which is the life sciences index most highly correlated with ARIAD, and a frequent index used for this type of program structure. The payouts of this objective are described in more detail below.

The objectives of the 2015 performance shares are set forth below:

Metric	Weighting	Performance Period End Date	Vesting

R&D Goal: Clinical Trial Enrollment	40%	6/30/2018	50-100% at achievement; any remainder at first anniversary

Commercial Goal: 2015 Global Product Revenue	40%	12/31/2015	34% at achievement; 33% at first and second anniversary

Relative TSR for 2015-2017	20%	12/31/2017	100% at achievement

Payouts for the relative TSR metric against the components of the NASDAQ Biotechnology Index are set forth below:

TSR Percentile Achievement	Payout (% of Target)

75th	160%

62nd	130%

50th	100%

38th	85%

25th	50%

< 25th	0%

History of Performance Shares at ARIAD

Performance-based equity has been a mainstay in the ARIAD executive officer compensation program since 2011. Given the various growth stages our Company has gone through over the past five years, our performance metrics have evolved accordingly. As indicated in the chart below, the Compensation Committee has thoughtfully and appropriately changed the performance measures over time to motivate executives to pursue strategic and financial objectives:

2011	2012	2013	2014	2015	2016

FDA approval of Iclusig and European Medicines Agency (“EMA”) approval of Iclusig		R&D Goal: Clinical Trial Enrollment	● R&D Goal: Clinical Trial Enrollment ● Commercial Goal: Two-Year Cumulative Revenue	● R&D Goal: Clinical Trial Enrollment ● Commercial Goal: One-Year Revenue ● Three-Year Relative TSR	● Three Year Relative TSR

The following is a summary of these performance share grants and their corresponding performance objectives and status of achievement:

Year	Performance Objective	Status of Achievement

2011	● Approval of Iclusig by FDA by December 31, 2016	● Achieved at 100% of target in 2012

2012	● Approval of Iclusig by European Medicines Agency (“EMA”) by December 31, 2016	● Achieved at 160% of target in 2013

2013	● Full patient enrollment in a new pivotal registration trial for a new indication of an ARIAD product by December 31, 2016	● Achieved at 100% of target in 2015 upon full enrollment of the Phase 3 ALTA trial for brigatinib

2014	● 50% enrollment in the OPTIC trial by September 30, 2017	● Pending (at 0% to 130% of target, subject to timing of achievement)

	● Two-year cumulative product revenue target for 2014 and 2015	● Achieved at 100% of target in 2016

2015	● 50% enrollment in the OPTIC-2L trial by June 30,2018	● Pending (at 0% to 160% of target, subject to timing of achievement)

	● One-year product revenue target for 2015	● Not achieved

	● Three-year relative TSR for 2015- 2017	● Pending (at 0% to 160% of target, subject to percentile achievement)

2016	● Three-year relative TSR for 2016-2018	● Pending (at 0% to 160% of target, subject to percentile achievement)

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

The characteristics of the 2013 performance shares are set forth below. At the time of grant, these awards could have paid out between 0% to 160% of the target amount based on pre-determined performance thresholds. This performance goal was certified as having been achieved in September 2015, upon full enrollment of the Phase 3 ALTA trial for brigatinib, resulting in the shares being earned at the 100% level.

Metric	Weighting	Performance Period End Date	Vesting
R&D Goal: Clinical Trial Enrollment	100%	12/31/16	50-100% at achievement; any remainder at first anniversary

2014 Performance Shares

Consistent with ARIAD’s strategic goals for 2014, our Compensation Committee introduced a commercially oriented metric to emphasize the importance of commercial execution, while being directly responsive to follow-up actions stemming from FDA discussions. The commercial objective consisted of a two-year cumulative revenue goal from Iclusig sales for fiscal years 2014 and 2015, which was structured in this manner due to a high degree of uncertainty with respect to the proximity to product re-launch, potential market reaction stemming from FDA action taken in 2013 and reimbursement and revenue recognition timing.

The target (100%) payout for the award was directly linked to two-year cumulative 2014 and 2015 net product revenues of between $155 and less than $175 million of net product revenues. Threshold performance for the award was $125 million (earning 50% of target payout), with stretch performance defined as revenue in excess of $205 million (earning 160% of target payout). Based on actual net product revenue performance of $55.7 million in 2014 and $112.5 million in 2015 (cumulatively $168.2 million), and as certified by the Compensation Committee in February 2016, the revenue target was achieved at the target (100%) level.

Based on the continued importance of R&D progress to both ARIAD and its shareholders, our Compensation Committee also incorporated an R&D metric in its 2014 performance shares: enrollment of 50% of patients in our OPTIC dose-ranging trial, which is an FDA required clinical trial of Iclusig as part of post-marketing requirements, to be completed no later than September 30, 2017.

The characteristics of the 2014 performance shares are set forth below. Each metric may pay out between 0% to 160% of the target amount based on pre-determined performance thresholds. Because the R&D milestone had not been achieved by March 31, 2016, the 160% payout is no longer achievable.

Metric	Weighting	Performance Period End Date	Vesting
R&D Goal: Clinical Trial Enrollment	50%	09/30/17	50% at achievement; 50% at first anniversary
Commercial Goal: Two-Year Cumulative Global Revenue	50%	12/31/15	50% at achievement; 50% at first anniversary

BENEFITS AND PERQUISITES

ARIAD provides executive perquisites in line with our peers, which are offered to help attract and retain our executive officers. In addition to general benefits offered to all other salaried employees, we provide our executive officers with supplemental long-term disability insurance and long-term care insurance, tax return preparation services and an auto allowance in accordance with their employment agreements. These were the only perquisites we provided to our executive officers during 2015. Perquisites represent less than 1% of each NEO’s total compensation as set forth in the Summary Compensation Table in this filing.

III.	Benchmarking for Executive Compensation Components

EXECUTIVE PERFORMANCE REVIEWS

Our Compensation Committee annually reviews the performance of our CEO and reviews and recommends his compensation for approval by the Board. The Compensation Committee also annually reviews the assessment of performance of our other executive officers conducted by our CEO and reviews and approves their compensation in consultation with our CEO. While our Compensation Committee has ultimate authority and responsibility for approving all executive officer compensation, other than our CEO’s compensation, which the Board approves, our CEO plays an active role in such decisions, except with respect to his own compensation where he participates in neither the deliberations nor the decision.

Corporate Objectives

At the beginning of each year, the executive leadership team of the Company establishes annual corporate objectives, which are reviewed and discussed with the Compensation Committee and the Board and form the basis for our annual operating plan. The status of our corporate objectives, as well as our performance relative to our operating plan, are reviewed and discussed with the Board regularly during the year. Based on the annual corporate objectives and the associated operating plan, each officer is responsible for developing plans and managing key initiatives and activities designed to achieve our objectives.

Performance Reviews of our CEO

The Compensation Committee undertakes a comprehensive review of our CEO’s overall performance based on its evaluation of the Company’s performance against its corporate objectives, the CEO’s individual contributions to achievement of key objectives, his strategic leadership of the Company and his demonstration of the Company’s vision and corporate values, including a commitment to building shareholder value. Based on this comprehensive review, the Compensation Committee assigns a performance rating. Performance ratings can range from “unsatisfactory” to “meets requirements” to “exceeds requirements” to “outstanding.” The performance rating is then used to determine the performance multiplier applicable to our CEO, which forms the basis for any increases in salary, and for any annual performance awards and long-term equity incentive awards. The Compensation Committee makes these determinations in executive session and then makes recommendations to the Board for subsequent approval.

Performance Reviews of our Other NEOs

Generally, at the end of each year, each of our executive officers is evaluated based on:

●	A detailed self-assessment of performance relative to the established corporate and individual objectives, as well as to key leadership and management measures described below

●	A confidential evaluation by several peers, subordinates and in some instances, external colleagues, selected by our CEO

●	CEO review and evaluation of all of these assessments and overall evaluation of performance for each executive officer for the year

¡	Our CEO’s evaluation takes into account judgment regarding the Company’s overall progress, each executive officer’s contribution to the achievement of corporate objectives, his or her achievement of individual objectives and his or her performance in relation to leadership and management measures

The level of corporate performance is also used by our CEO to guide his recommendations to the Compensation Committee regarding each executive officer’s performance rating. As part of this process, the Compensation Committee, with input from our CEO, reviews the overall performance of the Company relative to the key corporate objectives established at the beginning of the year. The corporate performance assessment, along with the assessments made by our CEO regarding the individual officers, forms the basis for the decisions regarding the individual’s performance rating. Performance is rated using the same performance scale as for our CEO.

Additional Factors

In addition to an evaluation of the level of achievement of our corporate and certain individual objectives, each executive officer is evaluated as to key leadership and management measures, including:

●	Contribution to the management team and development and application of leadership skills reflective and supportive of our corporate values, vision and mission

●	Ability to attract, hire, manage, retain and motivate talent in support of the achievement of our objectives

●	Management of his or her functions and responsibilities within established financial budgets and forecasts

●	Management of regulatory compliance requirements related to his or her responsibilities

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

Each year, the Compensation Committee works closely with its independent compensation consultant, Radford, and with our management to review and update a comparator group of companies considered to be our peer group to ensure its continued relevance as ARIAD evolves as a company. The Compensation Committee also reviews broader life science industry data to further inform its decisions. With Radford’s assistance, our Compensation Committee uses two primary market frames of reference (which we collectively refer to as the “market”) against which to compare the Company’s executive compensation practices, as follows:

●	Select Peer Group – A select group of national biotechnology companies at a similar stage of development as the Company, with similar headcount, market capitalization, short- and long-term growth objectives and similar therapeutic targets.

●	Radford Global Life Sciences Survey – A size-appropriate cut of a national survey of executive compensation levels and practices that covers approximately 60 executive positions in over 600 multinational life sciences organizations.

Our Compensation Committee reviews composite market data synthesized by Radford from these two groups showing levels of cash, equity and total compensation for all comparable officers relative to the elements of compensation paid to our officers.

In October 2014, our Compensation Committee met with Radford to discuss whether the selection criteria should be revised for 2015 and which companies should be added and dropped as peer companies. The Compensation Committee used the following selection criteria:

●	public companies in the biopharmaceutical industry with at least one commercial product

●	annual revenues generally less than $500 million

●	market capitalization of $550 million to $3.5 billion (1/3 to 3 times ARIAD’s value at the time of our review)

●	headcount of 100 to 1,200 (1/3 to 3 times that of ARIAD at the time of our review)

Our 2015 peer group consisted of the following 19 companies (bolded companies were added to the peer group from 2014)*. This was the peer group used for our compensation decisions made in 2015 with respect to 2015 long-term equity incentive grants and salary increases.

Acorda Therapeutics, Inc.	ImmunoGen, Inc.	Pacira Pharmaceuticals, Inc.

Aegerion Pharmaceuticals, Inc.	INSYS Therapeutics, Inc.	Questcor Pharmaceuticals, Inc.

Arena Pharmaceuticals, Inc.	Ironwood Pharmaceuticals, Inc.	Seattle Genetics, Inc.

Auxilium Pharmaceuticals, Inc.	Ionis Pharmaceuticals, Inc. (formerly Isis)	Spectrum Pharmaceuticals, Inc.

Avanir Pharmaceuticals, Inc.	Momenta Pharmaceuticals, Inc.	The Medicines Company

Dyax Corp.	Nektar Therapeutics

Halozyme Therapeutics, Inc.	NPS Pharmaceuticals, Inc.

*	The following companies were removed from the peer group: Exelixis, Medivation, Santarus, Theravance, ViroPharma, and VIVUS.

The following table shows how we compare to the companies in our 2015 peer group, based on median values at the time of the review:

	Headcount	Market Cap	Revenue

19 Named Peers	308	$1.3B	$141M

ARIAD	307	$1.1B	$49M

ARIAD percentile rank	50th	29th	13th

In September 2015, our Compensation Committee met with Radford to discuss whether the selection criteria should be revised for 2016 and which companies should be added and dropped as peer companies. The Compensation Committee used the following selection criteria:

●	public companies in the biopharmaceutical industry with at least one commercial product

●	annual revenues generally less than $750 million

●	market capitalization of $570 million to $5.2 billion (1/3 to 3 times ARIAD’s value at the time of our review)

●	headcount of 125 to 1,200 (1/3 to 3 times that of ARIAD at the time of our review)

Our 2016 peer group consists of the following 19 companies (bolded companies were added to the peer group from 2015)*. This was the peer group used for our compensation decisions made in 2016 with respect to 2016 long-term equity incentive grants (as there were no salary increases for our executive officers).

Acorda Therapeutics, Inc.	ImmunoGen, Inc.	Raptor Pharmaceuticals, Inc.

Aegerion Pharmaceuticals, Inc.	INSYS Therapeutics, Inc.	Repligen Corporation

AMAG Pharmaceuticals, Inc.	Ironwood Pharmaceuticals, Inc.	Seattle Genetics, Inc.

Arena Pharmaceuticals, Inc.	Ionis Pharmaceuticals, Inc. (formerly Isis)	Tesaro Inc.

Dyax Corp.	Momenta Pharmaceuticals, Inc.	The Medicines Company

Exelixis, Inc.	Nektar Therapeutics

Halozyme Therapeutics, Inc.	Pacira Pharmaceuticals, Inc.

*	The following companies were removed from the peer group: Auxilium, Avanir, NPS, Questcor, and Spectrum.

The following table shows how we compare to the companies in our 2016 peer group, based on median values at the time of review:

	Headcount	Market Cap	Revenue

19 Named Peers	307	$1.6B	$91M

ARIAD	379	$1.7B	$118M

ARIAD percentile rank	61st	52nd	51st

BENCHMARKING TO THE MARKET

Our Compensation Committee annually establishes a benchmark for our executive compensation packages relative to other companies in our market. This benchmark is expressed as a “percentile of the market.” For 2015, the Compensation Committee provided a range, targeted at the 50th to 75th percentile of the market, with an expectation of above-median performance for above-median compensation. The range allows for flexibility, rather than fixating on one singular point. The Compensation Committee recognizes the very competitive market for executive talent in our industry, and the importance of attracting and retaining strong talent as our business continues to evolve. This positioning on compensation is intended to keep ARIAD competitive while strongly incentivizing performance and appropriately controlling executive compensation cost.

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

IV.	Executive Compensation Determinations

EVALUATION OF COMPANY PERFORMANCE AGAINST CORPORATE OBJECTIVES

Since the beginning of 2015, the Company has achieved or made substantial progress on its major corporate objectives. The Company’s principal corporate objectives and achievement against them, which were considered in determining 2015 annual incentive payments and 2016 long-term equity incentive grants and salary increases, are set forth below:

2015 Performance Objective	Significant Achievements Against Objective
Achieve global product sales and corporate financial targets

●     Generated Iclusig net product revenue of $112.5 million, doubling prior year revenue

●     Launched sales of Iclusig in Italy, Australia and Israel and entered into distribution agreements to expand global sales into Canada and Turkey

●     Secured non-dilutive funding through a royalty financing agreement with PDL, under which we received $50 million upon signing and will receive an additional $50 million in July 2016, with an option to draw down up to an additional $100 million through that date

●     While we were not able to recognize revenue from sales of Iclusig in France by the end of 2015, as originally anticipated, we expect to recognize the revenue in 2016 upon completion of pricing and reimbursement negotiations

Expand the market for Iclusig by further improving its benefit/risk profile and developing new or expanded indications

●     Initiated the dose-ranging OPTIC trial, which is designed to provide important data regarding the efficacy and safety of Iclusig at doses lower than the currently approved dose, and is expected to inform the optimal use of Iclusig in patients with refractory, chronic-phase CML

●     Initiated the second-line OPTIC-2L trial, a randomized Phase 3 trial of Iclusig vs. nilotinib in second-line patients with chronic phase CML, which, if approved for this indication, would significantly expand the patient population eligible to receive Iclusig

●     Led the preparation of the new drug application for Iclusig in Japan in patients with resistant and intolerant CML and Ph+ ALL, which was submitted by Otsuka in early 2016

Further develop and maximize the value of brigatinib

●     Completed full patient enrollment in the Phase 3 ALTA trial

●     Continued interactions with the FDA and preparations for an NDA submission for brigatinib, which is expected in the third quarter of 2016

●     Finalized preparations and the protocol for the launch of a new Phase 3 trial of brigatinib in first-line patients, which we announced in April 2016

Broaden our portfolio of products and product candidates

●     Conducted pre-clinical studies in support of and filed an IND application for AP32788, our most recent, internally-discovered drug candidate that we are developing for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases

●     Continued to provide assistance to Medinol in support of its registrational clinical trials of ridaforolimus-eluting stents

●     Substantially upgraded our technology and informatics infrastructure to position the company for future, multi-program drug discovery capabilities

For 2014, the Company successfully achieved all of its major corporate objectives. The Company’s principal corporate objectives for 2014 and achievement against them, which were considered in determining 2015 long-term equity incentive grants and salary increases, are set forth below:

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

2015 INDIVIDUAL PERFORMANCE EVALUATIONS

As described above, in early 2016 our Compensation Committee made decisions regarding 2015 annual performance awards and, in the case of our Other NEOs, 2016 salary increases and 2016 grants of long-term equity incentive awards, in each case based on 2015 performance. The Compensation Committee, and the Board in the case of our CEO, determined the performance rating of each executive officer based on his or her contribution to the achievement of our key corporate objectives for 2015, as well as each officer’s performance in relation to individual goals and leadership and management measures. Based on these criteria, the following compensation determinations were made:

Dr. Berger’s Performance Assessment

Our CEO’s salary increase and long-term equity incentive awards in 2015 were granted in connection with the entry into his Retirement Agreement. Under the Retirement Agreement, Dr. Berger was also eligible to receive an annual cash bonus award for his performance in 2015, which he was awarded based predominantly on the Company’s achievement of the above-described key corporate accomplishments for 2015. These achievements included doubling Iclusig net product sales from the prior year, launching two new clinical trials of Iclusig, successfully completing enrollment in our brigatinib pivotal clinical trial and advancing our next internally-discovered oncology drug candidate into clinical development. Based on the above, Dr. Berger’s performance was rated at 3.5 out of 5.0 on our performance scale, or between meeting and exceeding requirements.

Dr. Clackson’s Performance Assessment

Dr. Clackson, as President of Research and Development and Chief Scientific Officer, continued to have broad responsibilities for the management of our business, including leading our discovery research, preclinical development, clinical development, medical affairs, manufacturing and program and alliance management. Based on his contributions to the achievement of our corporate objectives for 2015, including launching two new clinical trials of Iclusig, successfully completing enrollment in our brigatinib pivotal clinical trial and advancing our next internally-discovered oncology drug candidate into clinical development, as well as his performance in relation to individual objectives and leadership and management standards, Dr. Clackson’s performance was rated at 3.5 out of 5.0 on our performance scale, or between meeting and exceeding requirements.

Mr. Fitzgerald’s Performance Assessment

Mr. Fitzgerald, as Executive Vice President and Chief Financial Officer, continued to have broad responsibilities for many aspects of our operations and business. These included managing all financial aspects of our business, leading the planning and implementation of key systems necessary to support the needs of our business, managing significant initiatives that provided additional funding for our programs and effectively managing our spending in support of our key corporate objectives. Based on his contributions to the achievement of our corporate objectives for 2015, including contributing to our receipt of non-dilutive funding through a royalty financing agreement with PDL, successfully managing the finances of the business such that results of operations were in line with our final budget, as well as his performance in relation to individual objectives and leadership and management standards, Mr. Fitzgerald’s performance was rated at 3.5 out of 5.0 on our performance scale, or between meeting and exceeding requirements.

Mr. Duvall’s Performance Assessment

Mr. Duvall, as Executive Vice President and Chief Commercial Officer, continued to have responsibilities for the management of our commercial business on a global basis. Based on his contributions to the achievement of our corporate objectives for 2015, including doubling net product sales of Iclusig compared to the prior year, launching sales of Iclusig in Italy, Australia and Israel and entering into distribution agreements to expand global sales into Canada and Turkey, as well as his performance in relation to individual objectives and leadership and management standards, Mr. Duvall’s performance was rated at 3.5 out of 5.0 on our performance scale, or between meeting and exceeding requirements.

Mr. DesRosier’s Performance Assessment

Mr. DesRosier joined the company as our Executive Vice President, Chief Legal and Administrative Officer and Secretary in January 2015, with responsibility for management of all of our legal, human resources, information technology and other administrative functions. Based on his contributions to the achievement of our corporate objectives for 2015, including supporting the business in doubling Iclusig net product sales from the prior year, launching two new clinical trials of Iclusig, and working closely with the Board on Dr. Berger’s Retirement Agreement, the search for a new CEO and the employment agreements for our new CEO and new CFO, Mr. DesRosier’s performance was rated at 4.0 out of 5.0 on our performance scale, or exceeding requirements.

LOOKING FORWARD: 2016 BASE SALARIES, ANNUAL BONUSES, AND LONG-TERM EQUITY INCENTIVE AWARDS

The above corporate and individual performance assessments for 2015 played a substantial part in determining salary, bonus targets, and equity awards for 2016. The Compensation Committee considers a range of factors, including the executive’s level of experience, scope of position, individual performance and Company constraints.

2016 Base Salaries

As previously discussed, due to several factors including company performance, shareholder feedback, and market analysis, the Compensation Committee decided to freeze base salaries and give no merit increases to the NEOs for 2016.

2016 Annual Target Bonuses for Annual Performance Awards

For 2016, annual target bonuses, as a percentage of base salary, remained equal to 2015 targets for all incumbent executives. For Paris Panayiotopoulos and Manmeet S. Soni, our new CEO and CFO, respectively, their 2016 annual target bonuses were set as part of their employment agreements at the time of hiring. The actual payout of the 2016 annual performance awards may be above or below target based on the achievement of progress towards our corporate objectives, which are based on 2016 global net product revenues for Iclusig, filing for regulatory approval and launch preparedness for brigatinib, and enrollment targets in our ALTA, OPTIC and OPTIC-2L trials, as well as individual goals.

The targets for our NEOs are as follows:

Name	2016 Target Annual Awards (as a % of base salary)

Paris Panayiotopoulos	70%

Timothy P. Clackson, Ph.D.	50%

Martin J. Duvall	50%

Thomas J. DesRosier	50%

Manmeet S. Soni	50%

2016 Equity Awards

For 2016, the Compensation Committee, with the guidance of Radford analysis as well as the input of shareholders, determined to amend the mix of long-term equity awards through the re-introduction of stock options. The new long-term incentive mix utilized for 2016 grants was:

●	Stock options (50%)
●	Restricted stock units (30%)
●	Performance shares (20%)

Based on the corporate and individual performance ratings discussed above, in March 2016, the Compensation Committee approved the following long-term equity incentive awards for our NEOs, each as shown in the table below.

Name	Performance Shares at Target (#)	Restricted Stock Units[1] (#)	Stock Options[1] (#)

Timothy P. Clackson, Ph.D.	29,700	26,180	87,125

Edward M. Fitzgerald[2]	29,700	26,180	87,125

Martin J. Duvall	29,700	26,180	87,125

Thomas J. DesRosier, Esq.	29,700	30,180	102,500

1 Restricted stock units vest in equal annual installments over three years and stock options vest in equal annual installments over four years.

2 Pursuant to his employment agreement, upon Mr. Fitzgerald’s resignation in March 2016, any time-based awards that would have vested during the remainder of 2016 were accelerated to his last day of employment. Since none of the awards in the above table would have vested in 2016, all were terminated.

For Paris Panayiotopoulos, our new CEO, his employment agreement included inducement grants awarded in connection with his commencement of employment in January 2016 of 1,500,000 stock options vesting over four years and 200,000 service-based RSUs vesting over 18 months. He will be eligible to receive long-term equity incentive awards commencing in fiscal year 2017. For Manmeet S. Soni, our new CFO, his employment agreement included inducement grants awarded in connection with his commencement of employment in March 2016 of 550,000 stock options vesting over four years and 150,000 performance shares that will be earned based on the relative total shareholder return of the Company’s stock price compared to component companies in the NASDAQ Biotechnology Index over a three year period ending December 31, 2018.

In early 2016, the Compensation Committee awarded new performance share grants, wherein these awards would solely focus on relative TSR as measured over a three-year period compared to component companies of the NASDAQ Biotechnology Index, which is the life sciences index most highly correlated with ARIAD, and a frequent index used for this type of program structure. As with the 2015 program design, ARIAD TSR performance will be measured in comparison to component companies of the NASDAQ Biotechnology Index.

The payout schedule will be as follows:

TSR Percentile Achievement	Payout (% of Target)
75th	160%
62nd	130%
50th	100%
38th	85%
25th	50%
< 25th	0%

V.	Other Considerations

STOCK OWNERSHIP GUIDELINES

We have adopted stock ownership guidelines for our executives and non-employee directors. The guideline for our CEO is ownership of our common stock with a value of at least six times his base salary, and for other executive officers is at least one times their respective base salary. The guideline for non-employee directors is five times their annual cash compensation.

RECOUPMENT POLICY

We adopted an Incentive Compensation Recoupment Policy effective as of January 1, 2015. The recoupment (or “clawback”) policy provides the Compensation Committee with broad discretion to recoup certain incentive awards made to the Company’s executive officers in instances of material violations of law or a written Company policy by an executive officer, or by a subordinate employee if the executive failed to supervise the subordinate, if the misconduct caused significant financial harm to the Company.

This clawback policy goes beyond current and expected regulatory requirements and is based on principles that were jointly developed by six major pharmaceutical companies and 13 institutional investors as a best practice corporate governance strategy that seek to strengthen board risk oversight and preserve long-term shareholder value.

The policy can be found on the Investors section of our website at http://investor.ariad.com under the heading “Corporate Governance.” See the section of this filing captioned “Corporate Governance – Compensation Practices and Policies Relating to Risk Management” for more details.

HEDGING TRANSACTIONS, PLEDGES OF STOCK AND INSIDER TRADING POLICY

Our policies expressly prohibit our employees and directors from:

•	Engaging in hedging transactions such as buying or selling puts and calls on ARIAD stock

•	Purchasing ARIAD stock on margin and pledging our stock as collateral

•	Purchasing or selling ARIAD securities while in possession of material, non-public information or otherwise using such information for their personal benefit

We encourage our executives and directors to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 promulgated under the Exchange Act when they desire to prudently diversify their asset portfolios and exercise their stock options before their scheduled expiration dates, as well as to satisfy tax obligations upon vesting of RSUs and performance shares.

EMPLOYMENT AGREEMENTS AND POTENTIAL SEVERANCE AND CHANGE OF CONTROL

We have entered into employment agreements with our NEOs. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances other than for “cause,” including in connection with a “change in control.” See the subsection “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2015” table below for a description of the agreement terms impacting current compensation and “Potential Payments upon Termination or Change in Control” below for a description of applicable severance and change in control benefits.

The Compensation Committee believes that change in control and severance arrangements are important parts of the overall compensation program for our NEOs. Change in control provisions help to secure the continued employment and dedication of our executive officers, to reduce any concern that they might have regarding their own continued employment prior to or following a change in control, and to promote a continuity of management during a corporate transaction. Severance arrangements are used primarily to attract, retain and motivate individuals with the requisite experience and ability to drive our success. Severance arrangements also serve, in part, as consideration to secure commitments from our executive officers not to compete with us after termination of their employment.

Effective April 2010, our Compensation Committee adopted a policy that restricts our Company from entering into any future agreement that provides an executive officer with a severance payment following a change in control of our Company, except in the case of a termination event (i.e., a “double-trigger”). With the retirement of Dr. Berger, all employment agreements with current executive offices now include these “double-trigger” provisions.

In addition, the policy also restricts our Company from entering into any future agreement that provides an executive officer with the right to receive excise tax gross-ups following a change in control, except in certain unusual circumstances. Effective April 2013, our Compensation Committee revised this policy eliminating the exception to allow for an excise tax gross-up in certain unusual circumstances. We have not entered into any agreements with any of our current executive officers that provide for an excise tax gross-up.

Further, the Compensation Committee has worked with its independent compensation consultant, Radford, to determine market competitive practices for executive officer employment agreements and severance terms based on our peer group and broader market practice. This data was, in part, used to shape the severance terms to ensure an appropriate level of protection to the executive and Company with an eye towards governance best practices. There was also a conscious effort to conform the broader employment terms across all agreements going forward. This was demonstrated in the employment agreements with our most recent executive hires, Mr. DesRosier, Mr. Panayiotopoulos and Mr. Soni, by providing no excise tax gross-up, no single trigger acceleration of unvested equity and ensuring that the underlying terms are consistent with the terms of our other executive officers.

In April 2015, ARIAD entered into a Retirement Agreement with Dr. Berger, which called for certain compensation terms, as summarized below:

●	2015 Compensation Arrangements:

¡	Annual base in the amount of $773,500, representing a 3% increase from 2014 and in-line with broader Company merit increases
¡	Eligible to participate in the Company’s 2015 annual bonus program, with a target bonus for 2015 equal to 85% of salary, as described earlier in the CD&A
¡	345,000 RSUs under the Company’s 2014 Long-Term Incentive Plan. The Compensation Committee chose to award the long-term incentive awards in this structure to deliver competitive annual long-term incentive value as compared to our peers – and in recognition of the impending CEO successor within the nine month period – which created practical challenges in granting an award with performance metrics

●	Severance Following the Retirement Date:

¡	On January 4, 2016, the Company paid a lump-sum cash payment equal to $4,235,550, representing the product of three times the sum of (A) Annual Base Salary plus (B) 2014 annual bonus
¡	Time-based equity awards that were outstanding and unvested as of the Retirement Date, including earned performance shares, vested immediately to facilitate the transition from CEO to Special Advisor
¡	Dr. Berger became entitled to vest in any performance shares (other than the performance shares based on achievement of 2015 revenue) based on the greater of target-level performance and the actual achieved performance level as of the Retirement Date as determined by the Compensation Committee.

TAX DEDUCTIBILITY OF COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deduction a public company is permitted for compensation paid to the chief executive officer and to the three most highly compensated executive officers (other than the chief financial officer). Generally, amounts paid in excess of $1,000,000 to a covered executive cannot be deducted, unless the compensation is paid pursuant to a plan that is performance related, non-discretionary and has been approved by shareholders. Our 2014 Long-Term Equity Incentive Plan permits the issuance of performance-based stock awards that would be compliant with Section 162(m). In 2014, 2015 and 2016, the performance shares we granted under our 2014 Long-Term Equity Incentive Plan were intended to comply with Section 162(m). We have not adopted a policy that all executive compensation be fully deductible. The Company may award compensation that is not fully deductible under the Internal Revenue Code when we view such compensation as consistent with our compensation policies and in the best interests of the Company and our shareholders. The awards made to our new CEO, Mr. Panayiotopoulos were not deductible and a portion of Dr. Berger’s 2014 performance award lost its deductibility in connection with the vesting of such award under his Retirement Agreement.

VI.	Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed with members of management the CD&A section included in this Form 10-K/A, as required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

Members of the Compensation Committee

Norbert G. Riedel, Ph.D., Chair

Athanase Lavidas, Ph.D.

Anna Protopapas

Summary Compensation Table

The following table sets forth the compensation paid to or accrued on behalf of our CEO, our Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to collectively as our NEOs, during the fiscal years ended December 31, 2013, 2014 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Harvey J. Berger, M.D.(3)	2015	773,500	493,106	3,060,150	-	5,745,971	10,072,727
Chairman, CEO and President	2014	751,000	638,350	3,695,000	-	42,560	5,126,910
	2013	749,754	-	4,240,670	2,831,090	35,473	7,856,987

Edward M. Fitzgerald(4)	2015	475,000	178,000	1,191,593	-	30,246	1,874,839
Executive Vice President, Chief	2014	466,000	210,000	1,219,350	-	30,096	1,925,447
Financial Officer and Treasurer	2013	465,354	-	1,410,075	851,949	30,306	2,757,683

Timothy P. Clackson, Ph.D.	2015	513,000	192,000	1,341,119	-	32,455	2,078,574
President of Research and	2014	493,000	365,000	1,219,350	147,655	32,075	2,257,080
Development and Chief	2013	492,423	-	1,410,075	851,949	31,979	2,786,426
Scientific Officer

Thomas J. DesRosier, Esq.(5)	2015	447,692	298,000	807,400	729,092	27,018	2,309,202
Executive Vice President, Chief
Legal and Administrative Officer and Secretary

Martin J. Duvall	2015	470,000	176,000	1,191,593	-	34,683	1,872,276
Executive Vice President and	2014	453,385	230,000	1,219,350	-	34,303	1,937,038
Chief Commercial Officer	2013	427,262	-	919,160	748,558	23,457	2,118,437

(1)	The amounts included under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value for restricted stock unit, performance share and/or option awards granted during the year, computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair value for awards granted in 2015 are set forth in note 11 to our audited consolidated financial statements titled “Stock Compensation” included in the Original Filing. The grant date fair value of performance shares awarded in 2015, assuming the maximum potential value is achieved, was $1,109,077 for each of Mr. Fitzgerald, Dr. Clackson and Mr. Duvall. The grant date fair value of performance shares awarded in 2014 and 2013, for which the maximum potential values were previously reported, were as follows: in 2014, $1,766,210 for Dr. Berger; and $569,030 for each of Mr. Fitzgerald, Dr. Clackson and Mr. Duvall; and in 2013, $1,984,550 for Dr. Berger; $731,150 for Mr. Fitzgerald and Dr. Clackson; and $417,800 for Mr. Duvall.
(2)	Amounts included under “All Other Compensation” for 2015 consist of: (i) $4,928 in life insurance premiums paid by us for the benefit of Dr. Berger; (ii) matching contributions to our 401(k) defined contribution retirement savings plan ($7,950 for each of Dr. Berger, Mr. Fitzgerald, Dr. Clackson, and Mr. Duvall and $6,831 for Mr. DesRosier); (iii) the cost of supplemental long-term disability insurance ($10,398 for Dr. Berger, $4,228 for Mr. Fitzgerald, $2,909 for Dr. Clackson, $3,453 for Mr. Duvall and $1,667 for Mr. Des Rosier); (iv) the cost of long-term care insurance ($6,021 for Dr. Berger, $6,069 for Mr. Fitzgerald, $4,766 for Dr. Clackson, $6,450 for Mr. Duvall and $2,580 for Mr. DesRosier); (v) an annual auto allowance ($12,000 for each of Dr. Berger, Mr. Fitzgerald, Dr. Clackson, and Mr. Duvall and $10,615 for Mr. DesRosier); and (vi) tax preparation services ($4,830 for Dr. Clackson, $4,830 for Mr. Duvall and $5,325 for Mr. DesRosier). In addition, the amounts included for Dr. Berger under “All Other Compensation” for 2015 include payments to Dr. Berger pursuant to the terms of his Retirement Agreement, consisting of (i) severance in a lump sum payment of $4,235,550; (ii) payment of $580,125 in satisfaction of accrued benefits under our sabbatical policy that was terminated in 2008, payable six months after separation of service; (iii) reimbursement of $470,289 in legal expenses incurred in connection with his Retirement Agreement and the proxy contest with Sarissa during 2015; and (iv) a special payment of $418,710 to satisfy the taxes payable on the reimbursement of legal fees, as provided in the Retirement Agreement.
(3)	Retired as of Chairman, Chief Executive Officer and President on December 31, 2015.
(4)	Resigned as our Executive Vice President, Chief Financial Officer and Treasurer on March 21, 2016.
(5)	Joined as our Executive Vice President, Chief Legal and Administrative Officer and Secretary on January 20, 2015 and resigned effective as of April 30, 2016. Mr. DesRosier’s 2015 salary reflects his partial year of service, and his bonus includes a $75,000 signing bonus paid in connection with his commencement of employment.

Grants of Plan-Based Awards in 2015

The following table shows information regarding grants of equity awards that were made during the year ended December 31, 2015 to each of our NEOs. All awards were made under our 2014 Long-Term Incentive Plan. There were no grants of non-equity incentive plan awards to our NEOs during 2015.

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards:(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)
		Threshold(#)	Target(#)	Maximum (#)
Harvey J. Berger	04/28/2015				345,000(2)			3,060,150

Edward M. Fitzgerald	04/29/2015				54,000(3)			498,420
	04/29/2015 (4)	15,000	30,000	48,000				276,900
	04/29/2015(5)	15,000	30,000	48,000				276,900
	04/29/2015(6)	7,550	15,100	24,160				139,373

Timothy P. Clackson	04/29/2015				70,200(3)			647,946
	04/29/2015(4)	15,000	30,000	48,000				276,900
	04/29/2015(5)	15,000	30,000	48,000				276,900
	04/29/2015(6)	7,550	15,100	24,160				139,373

Thomas J. DesRosier	02/18/2015					130,000(7)	$7.34	729,092
	02/18/2015				110,000(8)			807,400

Martin J. Duvall	04/29/2015				54,000(3)			498,420
	04/29/2015(4)	15,000	30,000	48,000				276,900
	04/29/2015(5)	15,000	30,000	48,000				276,900
	04/29/2015(6)	7,550	15,100	24,160				139,373

(1)	The grant date fair values of the awards have been determined in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair values of these awards are set forth in Note 11 to our audited financial statements titled “Stock Compensation” included in the Original Filing.
(2)	This restricted stock unit award vested on December 31, 2015 pursuant to the terms of Dr. Berger’s Executive Employment Agreement and Retirement Agreement described in the narrative after this table.
(3)	These awards are in the form of restricted stock units that vest as to 33 1⁄3% of the awards on each of April 29, 2016, 2017 and 2018, provided that the executive is then employed with us and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.
(4)	These awards are performance shares which will be earned based on the achievement and timing of the achievement of a one-year cumulative revenue target relating to Iclusig for fiscal year 2015. The earned shares shall vest 34% on certification by the Compensation Committee of achievement of this performance goal and an additional 33% on each of the first and second year anniversary thereof, provided that the executive is then employed with us, and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement. In February, 2016, the Compensation Committee determined that this performance goal was not achieved and, as a result, none of the associated performance shares were earned.
(5)	These awards are performance shares which will be earned based on the achievement and timing of the achievement of enrolling 50% of the patients in a randomized second line clinical trial that will evaluate Iclusig vs. nilotinib (or another second-generation BCR-ABL inhibitor), which is our OPTIC-2L trial, not later than the earlier of (x) 27 months following enrollment of the first patient in such trial or (y) June 30, 2018. The earned shares shall vest 50% upon the certification by the Compensation Committee of the achievement of this performance goal and 50% on the one year anniversary thereof, or 100% upon the certification by the Compensation Committee if the number of shares is earned at the threshold amount, in each case provided that the executive is then employed with us, and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.

(6)	These awards are performance shares which will be earned based on the total shareholder return percentile achievement for the three-year period beginning January 1, 2015 and ending December 31, 2017 of ARIAD as compared to component companies of the NASDAQ Biotechnology Index, with the target award earned if the total shareholder return percentile return is between the 50th and 62nd percentiles. The earned shares shall vest 100% upon certification by the Compensation Committee of the achievement of this performance goal, provided that the executive is then employed with us, and subject to acceleration of vesting in accordance with the terms of the recipient’s executive employment agreement.
(7)	This stock option was granted to Mr. DesRosier in connection with the commencement of his employment, and vests in four equal annual installments from the date of grant, subject to acceleration of vesting in accordance with the terms of his executive employment agreement.
(8)	These restricted stock units were granted to Mr. DesRosier in connection with the commencement of his employment, and vest in two equal annual installments from the date of grant, subject to acceleration of vesting in accordance with the terms of his executive employment agreement.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2015 Table

Employment Agreements

Employment agreements with our NEOs provide for base salary as may be adjusted annually, annual bonus opportunities, participation in our benefit plans, the opportunity to receive equity awards and post-termination benefits and obligations.

Dr. Berger’s Amended and Restated Employment Agreement was in effect from April 2010 through December 31, 2015, when he retired from ARIAD pursuant to the terms of his Retirement Agreement described below.

In April 2014, the terms of employment of Mr. Fitzgerald, Dr. Clackson and Mr. Duvall were extended to December 31, 2016, and in January 2015 we entered into an executive employment agreement with Mr. DesRosier providing for a term of employment through December 31, 2017. These employment agreements provide for automatic renewal for successive one-year terms absent 90 days’ notice to the contrary by either party. Each employment agreement specifies a minimum level of base salary for the executive, but gives our Compensation Committee authority to increase the executive’s base salary from time to time. In addition, under the terms of his employment agreement, Mr. DesRosier received a $75,000 signing bonus that was paid in two installments during 2015 and is repayable in the event that he terminates his employment within the first two years, subject to specified exceptions.

Dr. Berger’s employment agreement provided that we would pay him a discretionary cash bonus based on a target of not less than 50% of his then current salary, with the actual amount determined by our Board. The employment agreements for our Other NEOs provide for discretionary bonuses based on a target of not less than 30% of their then current salaries for Mr. Fitzgerald, Dr. Clackson and Mr. Duvall and 50% for Mr. DesRosier, payable in the form of stock options, stock awards, restricted stock units, performance share awards, deferred compensation or cash, as determined by our Board. The annual targets are reviewed and established each year by the Compensation Committee. The target awards for 2015 are set forth in the CD&A in Item 11 of this Form 10-K/A under the heading “Executive Compensation Determinations.”

The employment agreements also provide that each executive is entitled to, among other things, participate in any incentive, stock award or bonus plan, pension, group insurance and fringe benefits on the same basis as executives at a comparable level; group health, disability and life insurance; paid vacation; an auto allowance of $1,000 per month; standard tax preparation and planning services; reimbursement of business expenses; indemnification and directors’ and officers’ insurance coverage; and for executives who had received credit under our sabbatical policy prior to its termination in 2008, a lump sum payment upon retirement in good standing from the Company after the age of 60 equal to three months of their base salary for each sabbatical that was fully earned under the policy (amounting to nine months’ salary for Dr. Berger and three months’ salary for each of Dr. Clackson and Mr. Fitzgerald), payable six months after separation from service. In addition, Dr. Berger’s employment agreement provided him with medical malpractice insurance with coverage reasonably satisfactory to Dr. Berger and legal costs to enforce the employment agreement on an as-incurred basis subject to repayment if we prevail.

The employment agreements with our NEOs also provide for severance payments upon termination of employment by us without cause, termination by the executive for material breach of the agreement by us, non-renewal (for Dr. Berger only) or termination in connection with a change in control. Following the expiration of Dr. Berger’s agreement, none of the employment agreements with our executive officers provide for a tax gross-up under Sections 280G and 4999 of the Code. See “Potential Payments upon Termination or Change in Control” for a description of these provisions in the employment agreements.

Dr. Berger’s Retirement Agreement

On April 28, 2015, the Company entered into a retirement letter agreement with Dr. Berger (the “Retirement Agreement”), pursuant to which Dr. Berger agreed to retire as Chief Executive Officer and President of the Company and retire as a member and as Chairman of the Company’s Board, both of which became effective on December 31, 2015. Pursuant to the Retirement Agreement, Dr. Berger’s annual base salary was adjusted to $773,500, retroactive to January 1, 2015; he received a grant of 345,000 restricted stock units that vested in full upon his retirement in lieu of any other equity compensation for 2014 or 2015 performance; he remained eligible to receive a bonus for 2015, at a target of 85% of his annual base salary (which was received in March 2016 at 75% of the target); and he participated in the Company’s employee benefit plans while he remained employed by the Company prior to his retirement. In addition, he received reimbursement of $470,289 in legal expenses incurred in connection with his Retirement Agreement and the proxy contest with Sarissa during 2015, together with a special payment of $418,710 to satisfy the taxes payable on the reimbursement of legal fees, as provided in the Retirement Agreement. These payments and benefits were made in lieu of any amounts provided under Dr. Berger’s employment agreement described above.

Upon his retirement, Dr. Berger received the severance benefits described in his employment agreement with the Company that he would have been entitled to receive had his employment been terminated by the Company without cause or by him for good reason, which consisted of (i) severance in a lump sum payment of $4,235,550, representing three times the aggregate of his 2015 annual base salary and the bonus amount paid to him in 2015 for 2014 performance; and (ii) a lump sum payment of $580,125, equivalent to nine months’ salary, payable six months after separation of service and representing benefits that had accrued to him under our sabbatical policy at the time it was terminated in 2008. In addition, upon Dr. Berger’s retirement on December 31, 2015, all unvested options outstanding became exercisable, all time-based restricted stock units accelerated, any earned performance shares that were then unvested became vested and he became entitled to vest in any performance shares (other than the performance shares based on achievement of 2015 revenue) based on the greater of target-level performance and the actual achieved performance level as of the Retirement Date as determined by the Compensation Committee.

Pursuant to the terms of the Retirement Agreement, following his retirement, Dr. Berger agreed to serve as a special advisor to the Board and to our current Chief Executive Officer until the date of the Company’s 2016 Annual Meeting or earlier under certain circumstances. Dr. Berger continues to receive his annual base salary and participate in the Company’s employee benefit plans and his unearned performance shares remain outstanding while he is employed as a special advisor. In addition to other customary restrictive covenants, the Retirement Agreement prohibits Dr. Berger from competing with the Company or soliciting or hiring its employees during the period he remains employed as a special advisor and during the one-year period thereafter. The foregoing is not a complete description of the terms of the Retirement Agreement. For a further description of the terms of the Retirement Agreement, including a copy thereof, please see our Current Report on Form 8-K that we filed with the SEC on April 29, 2015.

Performance Awards

The Compensation Committee awards performance shares to NEOs that pay out only if specific strategic targets are met, and based on the timing in meeting those goals.

In 2012, we awarded performance shares to all of our NEOs providing that 50% to 160% of the target award would be earned on obtaining regulatory approval from the EMA to market Iclusig in the EU, provided such approval was obtained by the end of 2016. The objective was achieved in July 2013, which triggered payment at 160% of target. In accordance with the terms of the grant, 50% of the award vested in July 2013, 25% vested in July 2014 and the remaining 25% vested in July 2015.

In 2013, we awarded performance shares to all of our NEOs providing that 50% to 160% of the target award would be earned on full patient enrollment in a pivotal registration trial for a new indication of any ARIAD product, excluding the Phase 3 EPIC trial for Iclusig, provided that such enrollment is completed before the end of 2016. This objective was achieved in September 2015, upon full patient enrollment in the Company’s ALTA trial of brigatinib, which triggered payment at 100% of target. In accordance with the terms of the grant, 50% of the performance shares earned vested in September 2015 and the remaining 50% will vest in September 2016, provided that the executive is then employed with us.

In 2014, we awarded performance shares to all of our NEOs based on two separate milestones: R&D and revenue. The awards provided that 50% to 160% of the target award will be earned based on the separate achievement of each performance goal. The performance shares based on the R&D goal will be earned when we enroll 50% of the patients in the clinical trial of Iclusig required as part of the FDA’s post-marketing requirements, which is our OPTIC dose-ranging trial, provided that this goal is met by September 30, 2017. This performance milestone has not yet been achieved and, as a result, the R&D performance shares may only be earned in an amount between 50% and 130% of target. If earned, this award will vest 50% on the certification by the Compensation Committee of achievement of the performance goal and 50% on the one year anniversary thereof. If the R&D milestone is not achieved by September 30, 2017, then these performance shares will terminate and have no value. The performance shares based on the revenue goal were eligible to be earned based on a two-year cumulative revenue target for Iclusig for fiscal years 2014 and 2015. This performance milestone was achieved, triggering payment at 100% of target. In accordance with the terms of the grant, 50% of the award vested in on March 1, 2016 and the remaining 50% will vest on March 1, 2017, provided that the executive is then employed with us.

In April 2015, we awarded performance shares to our Other NEOs based on three separate milestones: R&D, revenue and relative TSR. The awards provide that 50% to 160% of the target award will be earned based on the separate achievement of each performance goal. The performance shares based on the R&D goal will be earned when we enroll 50% of the patients in a randomized second line clinical trial that will evaluate Iclusig vs. nilotinib (or another second-generation BCR-ABL inhibitor), which is our OPTIC-2L trial, provided this goal is met by June 30, 2018. The performance shares based on the revenue goal were eligible to be earned if we achieved a revenue target for Iclusig for fiscal year 2015. This performance milestone based on revenue was not achieved and, as a result, none of the associated performance shares were earned. The performance shares based on relative TSR will be earned if we achieve a target TSR for the three year period beginning January 1, 2015 and ending December 31, 2017 as compared to component companies of the NASDAQ Biotechnology Index. If earned, the R&D performance shares will vest over one year or on the date of the certification of the achievement by the Compensation Committee, depending upon when the enrollment is achieved. If earned, the relative TSR performance shares will vest in full on the date of the certification of the achievement of the percentage by the Compensation Committee during the first quarter of 2018. If the R&D milestone is not achieved by June 30, 2018 and the TSR target is not achieved at the end of 2017, these performance shares will terminate and have no value. Dr. Berger did not receive any performance share awards. For a description of the RSUs awarded to Dr. Berger in April 2015, see the subsection of Item 11 of this Form 10-K/A under the heading “Narrative to Summary Compensation Table and Grants of Plan-Based Awards in 2015 Table – Dr. Berger’s Retirement Agreement.”

In March 2016, we awarded performance shares to our Other NEOs based on a relative TSR milestone. The award provides that 50% to 160% of the target award will be earned if we achieve a target TSR for the three year period beginning January 1, 2016 and ending December 31, 2018 as compared to component companies of the NASDAQ Biotechnology Index. If earned, the performance shares will vest in full on the date of the certification of the achievement of the percentage by the Compensation Committee during the first quarter of 2019. If the TSR target is not achieved at the end of 2018, these performance shares will terminate and have no value.

Outstanding Equity Awards at December 31, 2015

The following table lists the outstanding equity awards at December 31, 2015 for each of our NEOs.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (1) (#)	Number of Securities Underlying Unexercised Options: Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Values of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)

Harvey J. Berger	240,000		4.64	03/06/17
	25,000 (3)		4.49	04/16/17
	220,000		7.82	04/01/21
	213,000		15.05	03/20/22
	216,000		20.89	03/19/23

							119,500 (4)	746,875
							119,500 (5)	746,875

Edward M. Fitzgerald	100,000		4.49	04/16/17
	40,000		3.25	06/24/20
	68,000		7.82	04/01/21
	20,000(3)		14.50	01/17/22
	51,000		15.05	03/20/22
	43,333	21,667 (6)	20.89	03/19/23

					10,833 (7)	67,706
					58,666 (8)	366,663
					54,000 (9)	337,500
					17,500 (10)	109,375

							38,500 (4)	240,625
							38,500 (5)	240,625
							30,000 (11)	187,500
							30,000 (12)	187,500
							15,100 (13)	94,375

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable(1) (#)	Number of Securities Underlying Unexercised Options: Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Values of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)

Timothy P. Clackson	31,422		4.49	04/16/17
	30,000		3.25	06/24/20
	59,369		7.82	04/01/21
	82,000		15.05	03/20/22
	43,333	21,667 (6)	20.89	03/19/23
	25,000 (3)		7.69	03/11/24

					10,833 (7)	67,706
					58,666 (8)	366,663
					70,200 (9)	438,750
					17,500 (10)	109,375
							38,500 (4)	240,625
							38,500 (5)	240,625
							30,000 (11)	187,500
							30,000 (12)	187,500
							15,100 (13)	94,375

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (1) (#)	Number of Securities Underlying Unexercised Options: Unexercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Values of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)
Thomas J. DesRosier		130,000(14)	7.34	02/18/25
					110,000(15)	687,500

Martin J. Duvall	100,000		10.28	09/19/21
	10,000		15.05	03/20/22
	32,000	16,000 (6)	20.89	03/19/23
	17,500	17,500 (16)	4.29	12/09/23
					8,000 (7)	50,000
					58,666 (8)	366,663
					54,000 (9)	337,500
					10,000 (10)	62,500
							38,500 (4)	240,625
							38,500 (5)	240,625
							30,000 (11)	187,500
							30,000 (12)	187,500
							15,100 (13)	94,375

(1)	Options have ten-year terms. Unless otherwise indicated, the options reported in this table vest 25% per year over the four-year period following the date of grant, provided that the option holder is still an employee of ARIAD, and subject to acceleration of vesting as provided in the executive’s employment agreement.
(2)	The market value of the stock awards is determined by multiplying the number of shares by $6.25, the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2015, the last business day of our most recently completed fiscal year.
(3)	These options were granted pursuant to our program to grant options to employees and directors upon reaching 10, 15 or 20 years of service with ARIAD. These options are fully vested upon grant and have a term of 10 years.
(4)	These performance shares vest only if we enroll 50% of the patients in the clinical trial of Iclusig required as part of the FDA’s post-marketing requirements, which is our OPTIC dose-ranging trial, by September 30, 2017. These amounts represent target awards, with the final number of shares to be issued being dependent upon when, prior to October 1, 2017, the clinical trial performance milestone is achieved.
(5)	These performance shares vest only if we achieve at least the lower end of the revenue target for fiscal years 2014 and 2015. These amounts represent awards at 100% of target, with the final number of shares to be issued being dependent upon the amount of revenue achieved within the target range. In February 2016, our Compensation Committee certified that these awards had been achieved at 100% of target, resulting in 50% of the shares vesting on March 1, 2016 and the remaining shares vesting on March 1, 2017, provided that the recipient is still employed with us.
(6)	These options vested on March 19, 2016.
(7)	These restricted stock units vested on March 19, 2016.
(8)	One-half of these restricted stock units vested on January 31, 2016 and the remainder will vest on January 31, 2017.
(9)	These restricted stock units will vest 33 1/3% on April 29, 2016, 2017 and 2018.
(10)	The performance metric for these performance shares (full patient enrollment in a pivotal registration trial for a new indication of any ARIAD product, excluding the Phase 3 EPIC trial for Iclusig) was achieved in September 2015, upon completion of enrollment in our ALTA trial for brigatinib, resulting in the awards being earned at 100% of target. Of the earned shares, 50% vested at that time and the remaining 50% of the shares will vest on September 24, 2016.
(11)	These performance shares vest only if we achieve at least the lower end of the revenue target for fiscal year 2015. These amounts represent awards at 100% of target, with the final number of shares to be issued being dependent upon the amount of revenue achieved within the target range. In February 2016, our Compensation Committee certified that the revenue target had not been achieved, resulting in none of these awards being earned.
(12)	These performance shares vest only if we enroll 50% of the patients in a randomized second line clinical trial that will evaluate Iclusig vs. nilotinib (or another second-generation BCR-ABL inhibitor), which is our OPTIC-2L trial, provided this goal is met by not later than the earlier of (x) 27 months following enrollment of the first patient in such trial or (y) June 30, 2018. These amounts represent target awards, with the final number of shares to be issued being dependent upon when, prior to June 30, 2018, the clinical trial performance milestone is achieved.
(13)	These performance shares vest only if we achieve a target TSR for the three year period beginning January 1, 2015 and ending December 31, 2017, as compared to component companies of the NASDAQ Biotechnology Index, provided that the TSR target is at least the 25% percentile. These amounts represent target awards, with the final number of shares to be issued being dependent upon the percentile achievement of the TSR target.
(14)	These stock options vested as to 25% of the shares on February 18, 2016 and will vest as to 25% of the shares on each of February 18, 2017, 2018 and 2019.
(15)	These restricted stock units vested as to 50% of the shares on February 18, 2016 and will vest as to the remaining shares on February 18, 2017.
(16)	These stock options vest as to 50% of the shares on December 8, 2016 and 2017.

Option Exercises and Stock Vested in 2015

The following table contains information regarding option exercises and stock awards that vested during the year ended December 31, 2015 held by our NEOs.

	Option Awards		Stock Awards
	Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Harvey J. Berger	26,454	16,137	—	—
	123,546	75,363	—	—
			34,000(2)	295,290
			36,800(3)	307,280
			72,000(4)	547,920
			95,000(5)	631,275
			261,000(6)	1,648,650
			345,000(7)	2,156,250

Edward M. Fitzgerald	22,387	27,760	—	—
	37,613	46,640	—	—
			8,333(2)	72,372
			14,000(3)	116,900
			10,833(8)	97,172
			17,500(9)	123,200
			29,334(10)	189,204

Timothy P. Clackson	20,657	29,746	—	—
	24,036	84,366	—	—
	24,999	134,495	—	—
			13,333(2)	115,797
			14,000(3)	116,900
			10,833(8)	97,172
			17,500(9)	123,200
			29,334(10)	189,204

Thomas J. DesRosier	--	--	--	--

Martin J. Duvall			1,667(2)	14,478
			2,800(3)	23,380
			8,000(8)	71,760
			10,000(9)	70,400
			29,334(10)	189,204

(1)	Value represents the market value of a share of our common stock at the time of exercise minus the exercise price per share of the option, multiplied by the number of shares acquired upon exercise.
(2)	This represents the vesting of restricted stock units granted on March 20, 2012. The value realized is calculated by multiplying the number of shares that vested times $8.69, the closing price of our common stock on March 20, 2015.
(3)	This represents the vesting of performance shares granted on March 20, 2012 which were earned in July 2013 and became 25% vested on July 15, 2015. The value realized is calculated by multiplying the number of shares that vested times $8.35, the closing price of our common stock on July 15, 2015.
(4)	This represents the vesting of restricted stock units granted on March 19, 2013, of which 36,000 shares vested on March 19, 2015 and the balance was accelerated to vest on December 31, 2015 upon Dr. Berger’s retirement in accordance with the terms of his Executive Employment Agreement and his Retirement Agreement. The value realized is calculated by multiplying the number of shares that vested on each date by the closing price of our common stock on such date, which was $8.97 on March 19, 2015 and $6.25 on December 31, 2015.

(5)	This represents the vesting of performance shares granted on March 19, 2013 which were earned in September 2015, of which 47,500 shares vested on September 24, 2015 and the balance was accelerated to vest on December 31, 2015 upon Dr. Berger’s retirement in accordance with the terms of his Executive Employment Agreement and his Retirement Agreement. The value realized is calculated by multiplying the number of shares that vested on each date by the closing price of our common stock on such date, which was $7.04 on September 24, 2015 and $6.25 on December 31, 2015.
(6)	This represents the vesting of restricted stock units granted on January 31, 2014, of which 87,000 shares vested on January 31, 2015 and the balance was accelerated to vest on December 31, 2015 upon Dr. Berger’s retirement in accordance with the terms of his Executive Employment Agreement and his Retirement Agreement. The value realized is calculated by multiplying the number of shares that vested on each date by the closing price of our common stock on such date, which was $6.45 on January 30, 2015 and $6.25 on December 31, 2015.
(7)	This represents the vesting of restricted stock units granted on April 28, 2015, all of which vested on December 31, 2015 upon Dr. Berger’s retirement in accordance with the terms of his Executive Employment Agreement and his Retirement Agreement. The value realized is calculated by multiplying the number of shares that vested times $6.25, the closing price of our common stock on December 31, 2015.
(8)	This represents the vesting of restricted stock units granted on March 19, 2013. The value realized is calculated by multiplying the number of shares that vested times $8.97, the closing price of our common stock on March 19, 2015.
(9)	This represents the vesting of performance shares granted on March 19, 2013 which were earned in September 2015. The value realized is calculated by multiplying the number of shares that vested times $7.04, the closing price of our common stock on September 24, 2015.
(10)	This represents the vesting of restricted stock units granted on January 31, 2014. The value realized is calculated by multiplying the number of shares that vested times $6.45, the closing price of our common stock on January 30, 2015.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-Qualified Deferred Compensation

We no longer have any nonqualified deferred compensation plans applicable to our NEOs.

Potential Payments upon Termination or Change in Control

Chief Executive Officer

The following table sets out the payments received by Dr. Berger, under the terms of his employment agreement and his Retirement Agreement, upon his retirement as our President and Chief Executive Officer on December 31, 2015.

Severance benefits:
Lump sum payment(1)	$4,235,550
Healthcare benefits(2)	34,741
Accrued sabbatical benefits(3)	580,125

Acceleration of equity awards:
Market value of equity vesting on termination(4)	1,609,375

Total Payments	$6,459,791

(1)	Represents the sum of three times Dr. Berger’s 2015 annual salary and three times the bonus amount paid to him in 2015 for 2014 performance.
(2)	Represents the value of continued medical coverage in all group health plans for the maximum COBRA continuation period.
(3)	Represents benefits that had accrued to Dr. Berger under our sabbatical policy at the time it was terminated in 2008, equivalent to nine months’ salary, payable six months after separation of service.
(4)	The acceleration of equity awards in the table above includes the value of unvested performance shares granted in 2013, the vesting of which was time-based, as the performance objective had been achieved prior to Dr. Berger’s retirement. The table does not include the value of performance shares granted in 2014 based on a two-year revenue milestone, for which the performance objectives were certified as having been achieved in February 2016 at the target performance level and pursuant to which the vesting of 50% of this award was accelerated. The table also does not include the value of unvested performance shares granted in 2014 based on enrollment of 50% of patients in our OPTIC dose-ranging trial for which the performance has not yet been earned, but which we are accelerating the entire award to vest 100% at target. These two awards represent an additional acceleration amount of $1,120,313 based on the closing price of our common stock on December 31, 2015, which was $6.25. The values of equity awards included in the table above and in this footnote is calculated by multiplying (x) the number of shares accelerated by (y) the closing price of our common stock on December 31, 2015, which was $6.25.

Other NEOs

The following is a description of the potential payments upon termination or change in control with respect to our Other NEOs:

EMPLOYMENT TERMINATION WITHOUT CAUSE

If we terminate the employment of our Other NEOs without cause, we are obligated to continue payment of the executive’s then current salary for a period of twelve months following the effective date of termination; accelerate vesting of all stock, stock options, stock awards and similar equity awards granted to the executive that would have otherwise vested during the remaining term of that executive’s contract, subject to the normal post termination exercise period; and continue payment of all benefits covered under COBRA for up to one year.

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

NON-RENEWAL

If we do not renew the employment agreement of our Other NEOs, no severance benefit is payable. In addition, any unvested stock awards, stock options, restricted stock or restricted stock units, or performance shares shall be forfeited to the Company.

EMPLOYMENT TERMINATION WITH CAUSE

Any unvested stock awards, stock options, restricted stock or restricted stock units, or performance shares shall be forfeited to the Company in the event the employment is terminated by the Company for Cause.

CHANGE IN CONTROL

In the event of a consummation of a “Change in Control”, as defined below, if within one year following such occurrence the Company terminates the executive officer’s employment without cause or the executive officer resigns for good reason, we are obligated to accelerate the vesting of all stock options, stock grants and similar equity rights granted to the officer and provide for continued exercisability of all awards through their original terms with all rights. We are also obligated to continue to pay the Other NEOs their then current salary for a period of 24 months from the effective date of termination. Good reason means the involuntary relocation of more than 25 miles, the material breach of the employment agreement by the Company, or the material diminution of the officer’s responsibilities, which situation remains uncured within a specified timeframe after notice.

Under the employment agreements for the Other NEOs, there is a Change in Control if any of the following occurs:

•	Any person makes a tender or exchange offer for our common stock pursuant to which such person acquires 50% or more of our issued and outstanding common stock.

•	A merger or consolidation of ARIAD, other than a merger or consolidation of ARIAD in which our voting securities prior to the transaction continue to represent more than 50% of the total voting power of the surviving corporation, or the sale or disposition of all or substantially all of our assets.

•	Any person acquires more than 50% of our issued and outstanding voting securities.

The following tables set out the estimated potential payments upon termination or a change in control for our Other NEOs, based on the assumptions following the table and assuming such event occurred on December 31, 2015. The total of continued payments in the case of termination by ARIAD without cause in the tables below reflect the remaining terms of the employment agreements with each of these executives. The footnotes to all of the tables follow the last table.

Mr. Fitzgerald

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	475,000	950,000
Healthcare benefits	—	23,161	23,161	34,741
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	260,568	472,913	2,120,619

Total Payment	—	283,728	971,073	3,105,360

Dr. Clackson

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	513,000	1,026,000
Healthcare benefits	—	23,533	23,533	35,299
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	271,844	506,663	2,221,869

Total Payment	—	295,377	1,043,195	3,283,168

Mr. DesRosier

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	485,000	970,000
Healthcare benefits	—	23,161	23,161	34,741
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	595,458	687,500	687,500

Total Payment	—	618,618	1,195,661	1,692,241

Mr. Duvall

Payments and benefits	Voluntary Termination or Termination for Cause ($)	Death or Disability ($)	Termination by ARIAD Without Cause or by the Executive for ARIAD’s Material Breach ($)	Termination by ARIAD without Cause or by the Executive for Good Reason within One Year after a Change in Control ($)
Severance benefits:
Total of continued payments	—	—	470,000	940,000
Healthcare benefits	—	23,161	23,161	34,741
Acceleration of equity awards:
Market value of equity vesting on termination(1)	—	209,876	425,481	2,083,213

Total Payment	—	233,036	918,642	3,057,953

(1)	Amounts in the tables above do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by the Other NEOs as of December 31, 2015 is included in the “Outstanding Equity Awards at December 31, 2015” table.

In the case of termination by the Company without Cause or by the officer for the Company’s material breach, then the unvested portions of all time-based awards, including performance shares previously earned, that would have vested during the remaining term of the officer’s employment agreement accelerate upon the effective date of such termination. In the case of termination by the Company without Cause or by the officer for good reason within one year of a Change in Control, all outstanding unvested equity awards immediately vest and remain exercisable according to their terms, including performance shares granted in 2014 and 2015, even if the performance objective had not been achieved as of the Change in Control. The 2014 performance shares will immediately vest in full upon termination in connection with a Change in Control at the maximum level, which is 160%, and the 2015 performance shares will immediately vest in full upon termination in connection with a Change in Control at the greater of the target level, which is 100%, or the actual level achieved, which can be up to 160% of the target level. The values of equity awards included in the tables above is calculated by multiplying (x) the number of shares accelerated by (y) the closing price of our common stock on December 31, 2015, which was $6.25.

The amounts in the above tables do not include the value of the lump sum payments payable upon termination in good standing to Dr. Clackson ($128,250) and Mr. Fitzgerald ($118,750) for amounts previously earned under our now terminated sabbatical policy, as described in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table in 2015” above. The amounts in the above tables also do not reflect any reduction in payments related to the modified economic cutback provisions in the executive officers’ employment agreements that may apply on or after a change-in-control.

Assumptions Regarding Post Termination Payment Tables

Except as otherwise specifically noted above, the tables presented on the preceding pages were prepared as though each NEOs’ employment was terminated on December 31, 2015, using the closing price of our common stock on that date ($6.25). We are required by the SEC to use these assumptions. With those assumptions taken as a given, we believe that the remaining assumptions listed above, which are necessary to produce these estimates and reflect solely our interpretation of our contractual obligations, are reasonable in the aggregate. However, the executives’ employment was not terminated on December 31, 2015 (other than with respect to Dr. Berger) and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those described if either or both of them occur on any other date or at any other price of our common stock, or if any assumption is not correct in fact.

Post-Termination Payments to Chief Financial Officer after December 31, 2015

The following table sets out the payments to be made to Mr. Fitzgerald under the terms of his employment agreement following his resignation as our Executive Vice President, Chief Financial Officer and Treasurer on March 21, 2016, and from the Company on April 8, 2016.

Severance benefits:
Total of continued payments(1)	$ 475,000
Healthcare and other benefits(2)	32,055
Accrued sabbatical benefits(3)	118,750

Acceleration of equity awards:
Market value of equity vesting on termination(4)	234,300

Total Payments	$ 860,105

(1)	Represents twelve months of his current base salary.
(2)	Represents the value of continued coverage in group health, long-term care and long-term disability plans for twelve months.
(3)	Represents benefits that had accrued to Mr. Fitzgerald under our sabbatical policy at the time it was terminated in 2008, equivalent to three months’ salary, payable six months after separation of service.
(4)	All time-based equity awards that were outstanding and unvested as of April 8, 2016 and that would have vested during the remainder of 2016 were accelerated as of such date. The acceleration of equity awards in the table above includes the value of 18,000 unvested restricted stock units that would have vested on April 29, 2016 and the value of 17,500 unvested performance shares granted in 2013, the vesting of which was time-based and would have vested on September 24, 2016, as the performance objective had been achieved. The values of equity awards included in the table above is calculated by multiplying (x) the number of shares accelerated by (y) the closing price of our common stock on April 8, 2016, which was $6.60.

Director Compensation

Annual compensation for our non-employee directors is as follows:

•	A one-time grant upon initial appointment or election to the Board of 75,000 stock options, which vest over three years in equal amounts on the first, second and third anniversaries of the grant date.

•	Annual cash compensation of $70,000, paid in equal quarterly amounts on or about the last day of each calendar quarter. In lieu of cash, a director may elect to receive the equivalent value in restricted shares of our common stock on January 31, subject to a lapsing repurchase right as to 25% of the shares on March 31, June 30, September 30 and December 31 of the year of the award. The number of shares to be issued will be determined based on the volume weighted average price of our common stock for the month of December of the prior year. Any such election to be paid in shares in lieu of cash must be made by January 15 of each calendar year.

•	An annual equity grant of 25,000 stock options and 12,500 restricted stock units which vests as to 25% of the shares on March 31, June 30, September 30 and December 31 of the year of the award.

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

All future grants are made under our 2014 Long-Term Incentive Plan or will be made under a future equity plan approved by our shareholders.

Dr. Berger received no additional compensation for serving on our Board. No other director is an employee of the Company.

2015 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(2) ($)	Total ($)
Alexander J. Denner, Ph.D.	—	162,054	122,633	354,686
Jay R. LaMarche	70,000	89,375	122,633	282,008
Athanase Lavidas, Ph.D.	70,000	89,375	122,633	282,008
Anna Protopapas(3)	52,500	—	481,335	533,835
Massimo Radaelli, Ph.D.	70,000	89,375	122,633	282,008
Norbert G. Riedel, Ph.D.	70,000	89,375	122,633	282,008
Sarah J. Schlesinger, M.D.	70,000	89,375	122,633	282,008
Wayne Wilson	70,000	89,375	122,633	282,008

(1)	Dr. Denner elected to receive restricted stock in lieu of cash fees of $70,000.
(2)	The amounts included under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value for stock awards and option awards granted during the year, computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of the grant date fair value of the restricted stock unit awards and option awards are set forth in note 11 to our audited consolidated financial statements, entitled “Stock Compensation,” included in the Original Filing. As of December 31, 2015, each non-employee director had the following aggregate number of stock options outstanding: Mr. Denner – 100,000; Mr. LaMarche – 120,000; Dr. Lavidas – 70,000; Ms. Protopapas – 75,000; Dr. Radaelli – 102,319; Dr. Riedel – 75,000; Dr. Schlesinger – 90,000; and Mr. Wilson – 75,000.
(3)	Ms. Protopapas was appointed to the Board effective as of April 28, 2015. Upon her initial appointment to the Board, Ms. Protopapas was granted stock options to purchase 75,000 shares of common stock. Ms. Protopapas’ annual cash compensation was pro-rated due to her partial service during 2015.

Director Stock Ownership Guidelines

In 2012, we adopted stock ownership guidelines, to be phased in over five years, for our non-employee directors. In December 2014, we strengthened the guidelines so that our non-employee directors are required to own Company common stock worth at least five times his or her annual cash compensation. Newly elected directors have five years from when they are first elected or appointed to the Board to comply with these guidelines. As of December 31, 2015, all of our then serving non-employee directors with the exception of Sarah Schlesinger and Ms. Protopapas, who recently joined the Board, are in early compliance with our stock ownership guidelines. The guidelines are designed to align the interests of our non-employee directors with those of our shareholders by ensuring that our non-employee directors have a meaningful financial stake in our long-term success. In developing these guidelines, we reviewed the market practices of our then current peer group companies to determine a meaningful level of ownership to align our directors and shareholders.

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

In 2012, we implemented a minimum stock ownership guideline for our CEO equal to six times his base salary, to be phased in over five years, as well as minimum stock ownership guidelines for the non-employee members of our Board of Directors. Dr. Berger met this guideline during 2015. Our new CEO does not yet meet the guideline, as he just joined us in 2016. In 2014, we increased the stock ownership guideline applicable to our non-employee directors to five times their annual cash compensation, up from three times. As with the original CEO requirement, the policy is phased in over five years. Our non-employee directors already meet this guideline, with the exception of Dr. Schlesinger and Ms. Protopapas, who both recently joined the Board. In February 2016, we implemented a minimum stock ownership guideline for our other executive officers equal to one times their base salary, to be phased in over five years. All of our Other NEOs already meet this guideline, with the exception of Mr. DesRosier, who joined us in 2015. We believe the adoption of such guidelines further aligns the interests of our CEO, our other executive officers and our Board of Directors with those of our shareholders.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, Drs. Lavidas and Riedel and Ms. Protopapas served as members of our Compensation Committee. In 2015, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board or Compensation Committee. There are no family relationships between or among the members of our Board or executive officers.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2016, certain information with respect to (i) each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known to us to own beneficially more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs and (iv) all of our current directors and executive officers as a group. In accordance with the rules promulgated by the SEC, such ownership includes shares currently owned, as well as shares that the named person has the right to acquire within 60 days of March 31, 2016, including, but not limited to, shares that the named person has the right to acquire through the exercise of any option and restricted stock units that will be vested as of that date. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the common stock shown as beneficially owned. Percentage ownership is based on 191,032,380 shares of common stock outstanding as of March 31, 2016.

Name and Address**	Number and Nature of Shares Beneficially Owned	Percent of Class
Putnam Investments, LLC.	16,140,401(1)	8.45%
One Post Office Square
Boston, MA 02109
BlackRock, Inc.	13,382,977(2)	7.01%
55 East 52nd Street
New York, NY 10022
Sarissa Capital Management LP	12,850,000(3)	6.73%
660 Steamboat Road, 3rd Floor
Greenwich, CT 06830
The Vanguard Group, Inc.	12,145,786(4)	6.36%
100 Vanguard Blvd.
Malvern, PA 19355
Harvey J. Berger, M.D.	5,285,103(5)	2.75%
Edward M. Fitzgerald	718,495(6)	*
Timothy P. Clackson, Ph.D.	634,663(7)	*
Thomas J. DesRosier	69,130(8)	*
Martin J. Duvall	288,610(9)	*
Alexander J. Denner, Ph.D.	12,966,415(3)	6.78%
Jay R. LaMarche	685,151(10)	*
Athanase Lavidas, Ph.D.	195,381(11)	*
Paris Panayiotopoulos	61,099
Anna Protopapas	55,152(12)	*
Massimo Radaelli, Ph.D.	214,069(13)	*
Norbert G. Riedel, Ph.D.	203,109(14)	*
Sarah Schlesinger	136,017(15)	*
Wayne Wilson	206,750(16)	*
All current directors and executive officers as a group (17 persons)	16,766,432(18)	8.69%

*	Indicates less than 1% of the outstanding shares of common stock.
**	Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.
(1)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 16, 2016 by Putnam Investments LLC. The shares are held by various subsidiaries of Putnam Investments LLC that have voting and dispositive power over the shares, as detailed in the filing.
(2)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on January 25, 2016 by BlackRock, Inc. The shares are held by various subsidiaries of BlackRock, Inc. that have voting and dispositive power over the shares, as detailed in the filing. (3) The information regarding Sarissa Capital Management LP is based solely on information contained in a Schedule 13D/A filed with the SEC on August 20, 2014 by Sarissa Capital Management LP. The information regarding Dr. Denner is based on the information contained in the August 20, 2014 Schedule 13D/A and also includes shares that Dr. Denner beneficially owns as a result of receiving awards for serving on our Board, including 81,250 shares issuable upon the exercise of stock options. The shares reported in the Schedule 13D/A are held by various affiliates of Sarissa Capital Management LP, including Dr. Denner, that have voting and dispositive power over the shares, as detailed in the filing. By virtue of his position as the Chief Investment Officer of Sarissa Capital and as the managing member of Sarissa Capital’s general partner and as controlling the ultimate general partner of each of the Sarissa Funds, Dr. Denner may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 12,850,000 shares held by Sarissa Funds.

(4)	This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 10, 2016 by The Vanguard Group, Inc. The shares are held by various subsidiaries of The Vanguard Group, Inc. that have voting and dispositive power over the shares, as detailed in the filing.
(5)	Includes 914,000 shares issuable upon exercise of stock options. Includes 1,864,286 shares owned by Ocean Capital Partners, LLC, an investment entity owned by Dr. Berger and his immediate family and for which Dr. Berger has the right to vote and dispose of the shares; and 740,050 shares owned by Dr. Berger’s spouse and daughters. Dr. Berger disclaims beneficial ownership of the shares held by his spouse and daughters.
(6)	Includes 397,500 shares issuable upon exercise of stock options and vesting of restricted stock units.
(7)	Includes 316,191 shares issuable upon exercise of stock options and vesting of restricted stock units.
(8)	Includes 32,500 shares issuable upon exercise of stock options.
(9)	Includes 193,500 shares issuable upon exercise of stock options and vesting of restricted stock units.
(10)	Includes 126,250 shares issuable upon exercise of stock options and 6,696 shares held by Mr. LaMarche’s spouse.
(11)	Includes 76,250 shares issuable upon exercise of stock options.
(12)	Includes 31,250 shares issuable upon exercise of stock options.
(13)	Includes 108,569 shares issuable upon exercise of stock options.
(14)	Includes 81,250 shares issuable upon exercise of stock options.
(15)	Includes 82,917 shares issuable upon exercise of stock options.
(16)	Includes 81,250 shares issuable upon exercise of stock options.
(17)	See notes 7 through 16 above. Also includes 439,903 shares of common stock and 610,983 shares issuable upon the exercise of stock options and vesting of restricted stock units held by executive officers not listed in the table above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	15,132,403		10.00	10,259,932
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	15,132,403	(1)		10,259,932	(2)

(1)	Consists of options to purchase 72,100 shares of common stock granted under our 2001 Stock Plan, as amended; options to purchase 8,298,234 shares of common stock, 884,874 restricted stock units and performance shares for up to a maximum of 1,311,100 shares of common stock granted under our 2006 Long-Term Incentive Plan, as amended; and options to purchase 1,862,635 shares of common stock, 1,722,338 restricted stock units and performance shares for up to a maximum of 981,080 shares of our common stock granted under our 2014 Long-Term Incentive Plan.
(2)	Consists of 9,632,924 shares available for issuance under our 2014 Long-Term Incentive Plan and 627,008 shares available for issuance under our 1997 Employee Stock Purchase Plan, as amended.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Audit Committee or its chair or other independent body of our Board, as the case may be, will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of ARIAD and our shareholders, taking into account all available facts and circumstances as it determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us and our shareholders, the impact on a director’s independence in the event the related person is a director or nominee, an immediate family member of a director or nominee, or an entity in which a director or nominee is a partner, shareholder, or executive officer, the availability of other sources for comparable products or services, the terms of the transaction and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of our Audit Committee or our Board will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members or other business affiliates is the related person.

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

Director Independence and Committee Qualifications

The Board has determined that each of our directors, except Mr. Panayiotopoulos, is an “independent director” as defined by NASDAQ rules. The Board has also determined that each member of the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by NASDAQ and the SEC. The Board has further determined that Mr. LaMarche and Mr. Wilson are “audit committee financial experts” as defined in the rules of the SEC.

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

The Audit Committee of our Board of Directors has appointed Deloitte & Touche LLP (“Deloitte”) to be our independent registered public accounting firm for the year ending December 31, 2016. Our Board of Directors has ratified this appointment. Deloitte has served as our independent registered public accounting firm since 1991. Deloitte has advised us that it does not have any direct or indirect financial interest in ARIAD.

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

Audit and Non-Audit Fees

For the fiscal years ending December 31, 2015 and 2014, we incurred the following fees for the services of Deloitte and its member firms:

	2015	2014

Audit Fees	$1,747,395	$1,838,270
Audit-Related Fees	—	—
Tax Fees	472,399	362,642
All Other Fees	3,370	2,600
Total	$2,223,164	$2,203,512

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on the 29th day of April, 2016.

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Manmeet S. Soni
Name:	Manmeet S. Soni
Title:	Executive Vice President, Chief Financial Officer and Treasurer

ARIAD Pharmaceuticals, Inc.

Form 10-K/A for the Year Ended December 31, 2015

Exhibit List

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1		Restated Certificate of Incorporation of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.4)	01/13/16	001-36172

3.2		ARIAD Pharmaceuticals, Inc. Amended and Restated Bylaws		8-K (Exhibit 3.1)	05/01/14	001-36172

4.1		Specimen common stock certificate of ARIAD Pharmaceuticals, Inc.	X

4.2	.1	Section 382 Rights Agreement, dated October 31, 2013, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	11/01/13	000-21696

	.2	Amendment to Section 382 Rights Agreement, dated June 24, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	06/24/14	001-36172

	.3	Second Amendment to Section 382 Rights Agreement, dated as of January 8, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	01/13/16	001-36172

4.3		Indenture, dated June 17, 2014 by and between ARIAD Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee		8-K (Exhibit 4.1)	06/17/14	001-36172

4.4		Form of 3.625 percent Convertible Senior Note due 2019 (included in Exhibit 4.3)		8-K (Exhibit 4.1)	06/17/14	001-36172

4.5		Convertible Note Hedge Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JP Morgan Chase Bank, National Association		8-K (Exhibit 10.2)	06/17/14	001-36172

4.6		Warrant Confirmation, dated June 12, 2014, by and between ARIAD Pharmaceuticals, Inc. and JP Morgan Chase Bank, National Association		8-K (Exhibit 10.3)	06/17/14	001-36172

Lease Agreements

10.1	.1	Lease Agreement, dated January 8, 1992, between ARIAD Pharmaceuticals, Inc. and Forest City Cambridge, Inc.		10-Q (Exhibit 10.1)	04/30/93	000-21696

	.2	Eighth Amendment to Lease dated October 30, 2006		10-K (Exhibit 10.57)	03/14/07	000-21696

	.3	Ninth Amendment to Lease dated May 20, 2011, between ARIAD Corporation and UP 26 Landsdowne LLC		10-Q (Exhibit 10.1)	08/09/11	000-21696

	.4	Assignment and Assumption dated December 31, 2011, by and between ARIAD Corporation and ARIAD Pharmaceuticals, Inc. (for lease at 26 Landsdowne Street)		10-K (Exhibit 10.1.4)	02/29/12	000-21696

10.2	.1	Lease Agreement, dated January 4, 2013 between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 125 Binney Street)*		10-K (Exhibit 10.2)	03/01/13	000-21696

	.2	First Amendment to Lease, dated September 16, 2013, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 125 Binney Street)*		10-Q (Exhibit 10.1)	11/12/13	001-36172

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.3	Second Amendment to Lease, dated March 24, 2015, between ARIAD Pharmaceuticals, Inc. and ARE-MA REGION NO. 48, LLC (for lease at 75 Binney Street and 125 Binney Street)*		10-Q (Exhibit 10.5)	05/08/15	001-36172

10.3		Sublease, effective as of August 20, 2015, between ARIAD Pharmaceuticals, Inc. and International Business Machines Corporation (for a portion of the lease at 75 Binney Street and 125 Binney Street)*		10-Q (Exhibit 10.1)	11/06/15	001-36172

Collaboration, License and Commercial Agreements

10.4		Amended and Restated Agreement, dated as of December 12, 1997, between The Board of Trustees of The Leland Stanford Junior University and ARIAD Gene Therapeutics, Inc.*		10-K (Exhibit 10.14)	03/10/98	000-21696

10.5		License Agreement, effective January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*		10-Q (Exhibit 10.2)	05/08/15	001-36172

10.6		Supply Agreement, entered into as of January 26, 2005, by and between ARIAD Pharmaceuticals, Inc. and Medinol Ltd.*		10-Q (Exhibit 10.2)	05/10/05	000-21696

10.7		Master Services Agreement, effective as of January 21, 2014, between ARIAD Pharmaceuticals, Inc. and Biologics, Inc. *		10-K (Exhibit 10.12)	03/03/14	001-36172

10.8		Collaboration Agreement, effective December 22, 2014, by and between ARIAD Pharmaceuticals, Inc. and Otsuka Pharmaceutical Co., Ltd. *		10-K (Exhibit 10.8)	03/02/15	001-36172

10.9	.1	Amended and Restated License Agreement, dated March 7, 2011, by and between ARIAD Pharmaceuticals, Inc. and Bellicum Pharmaceuticals, Inc.*		10-K (Exhibit 10.9.1)	03/02/15	001-36172

	.2	Omnibus Amendment Agreement, dated October 3, 2014, by and between ARIAD Pharmaceuticals, Inc. and Bellicum Pharmaceuticals, Inc.*		10-K (Exhibit 10.9.2)	03/02/15	001-36172

10.10		Revenue Interest Assignment Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.*		10-Q (Exhibit 10.2)	11/06/15	001-36172

10.11		Security Agreement, entered into as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.*		10-Q (Exhibit 10.3)	11/06/15	001-36172

Agreements with Executive Officers and Directors

10.12		Executive Employment Agreement, dated December 16, 2015, between ARIAD Pharmaceuticals, Inc. and Paris Panayiotopoulos+		8-K (Exhibit 10.1)	12/18/15	001-36172

10.13		Amended and Restated Executive Employment Agreement, dated April 30, 2010, between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.+		8-K (Exhibit 10.1)	05/03/10	000-21696

10.14		Retirement Letter Agreement, dated April 28, 2015, by and between ARIAD Pharmaceuticals, Inc. and Harvey J. Berger, M.D.+		8-K (Exhibit 10.2)	04/29/15	001-36172

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.15		Executive Employment Agreement, dated March 9, 2016, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni+	X

10.16		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Daniel M. Bollag, Ph.D.+		10-Q (Exhibit 10.5)	08/09/10	000-21696

10.17	.1	Amended and Restated Executive Employment Agreement, dated May 1, 2010, between ARIAD Pharmaceuticals, Inc. and Maria Cantor+		10-Q (Exhibit 10.1)	05/09/12	000-21696

	.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012, between ARIAD Pharmaceuticals, Inc. and Maria Cantor+		10-Q (Exhibit 10.2)	05/09/12	000-21696

10.18		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Timothy P. Clackson, Ph.D.+		10-Q (Exhibit 10.6)	08/09/10	000-21696

10.19		Executive Employment Agreement, dated February 28, 2014, between ARIAD Pharmaceuticals, Inc., and Hugh M. Cole+		10-Q (Exhibit 10.4)	05/09/14	001-36172

10.20		Executive Employment Agreement, dated January 20, 2015, between ARIAD Pharmaceuticals, Inc., and Thomas J. DesRosier, Esq.+		10-K (Exhibit 10.16)	03/02/15	001-36172

10.21		Executive Employment Agreement, dated September 3, 2011, between ARIAD Pharmaceuticals, Inc. and Martin J. Duvall+		10-Q (Exhibit 10.1)	11/07/11	000-21696

10.22		Amended and Restated Executive Employment Agreement, dated May 15, 2010, between ARIAD Pharmaceuticals, Inc. and Edward M. Fitzgerald+		10-Q (Exhibit 10.8)	08/09/10	000-21696

10.23	.1	Amended and Restated Executive Employment Agreement, dated May 1, 2010, between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.+		10-Q (Exhibit 10.9)	08/09/10	000-21696

	.2	First Amendment to Amended and Restated Executive Employment Agreement, dated January 25, 2012 between ARIAD Pharmaceuticals, Inc. and Frank G. Haluska, M.D., Ph.D.+		10-Q (Exhibit 10.3)	05/09/12	000-21696

10.24		Amendments to Executive Employment Agreements, dated April 28, 2014, for David L. Berstein, Esq., Daniel M. Bollag, Ph.D., Maria E. Cantor, Timothy P. Clackson, Ph.D., Martin J. Duvall, Edward M. Fitzgerald, and Frank G. Haluska, M.D., Ph.D. (solely to extend term)+		8-K (Exhibit 10.1)	05/01/14	001-36172

10.25		Nomination and Standstill Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 99.1)	02/21/14	001-36172

10.26		Confidentiality Agreement, dated February 20, 2014, by and between ARIAD Pharmaceuticals, Inc., Dr. Alexander J. Denner, Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 99.2)	02/21/14	001-36172

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.27	.1	Agreement, dated April 28, 2015, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 10.1)	04/29/15	001-36172

	.2	Amendment to Agreement, dated March 17, 2016, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+		8-K (Exhibit 10.1)	03/18/16	001-36172

10.28		Form of Indemnity Agreement between ARIAD Pharmaceuticals, Inc. and its directors and officers+		10-K (Exhibit 10.33)	03/16/09	000-21696

Equity and Other Compensation Plans

10.29		Director Compensation Arrangements+		10-K (Exhibit 10.25)	03/03/14	001-36172

10.30		ARIAD Pharmaceuticals, Inc. 2001 Stock Plan, as amended and restated+		10-Q (Exhibit 10.3)	11/09/05	000-21696

10.31	.1	ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, as amended+		Def 14A (Appendix A)	04/30/12	000-21696

	.2	Form of Stock Option Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.2)	02/29/12	000-21696

	.3	Form of Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.3)	02/29/12	000-21696

	.4	Form of Restricted Stock Unit Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.4)	02/29/12	000-21696

	.5	Form of Restricted Stock Grant Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-K (Exhibit 10.30.5)	02/29/12	000-21696

	.6	Form of 2012 Performance Share Certificate under the ARIAD Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan+		10-Q (Exhibit 10.5)	05/09/12	000-21696

10.32	.1	ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		Def 14A (Appendix B)	05/09/14	001-36172

	.2	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan+		10-Q (Exhibit 10.1)	11/07/14	001-36172

	.3	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.2)	11/07/14	001-36172

	.4	Form of Restricted Stock Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.3)	11/07/14	001-36172

	.5	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan		10-Q (Exhibit 10.4)	11/07/14	001-36172

10.33		Form of Restricted Stock Unit Agreement, between ARIAD Pharmaceuticals, Inc. and Paris Panayiotopoulos (inducement grant)+		8-K (Exhibit 10.2)	12/18/15	001-36172

10.34		Stock Option Agreement, between ARIAD Pharmaceuticals, Inc. and Paris Panayiotopoulos (inducement grant)+		S-8 (Exhibit 99.1)	03/18/16	333-210286

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.35	Form of Stock Option Agreement, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni (inducement grant)+		S-8 (Exhibit 99.2)	03/18/16	333-210286

10.36	Form of 2016 Performance Share Agreement, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni (inducement grant)+		S-8 (Exhibit 99.3)	03/18/16	333-210286

21.1	Subsidiaries of ARIAD Pharmaceuticals, Inc.		10-K (Exhibit 21.1)	02/29/16	001-36172

23.1	Consent of Deloitte & Touche LLP		10-K (Exhibit 23.1)	02/29/16	001-36172

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 32.1)	02/29/16	001-36172

101	The following materials from ARIAD Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements		10-K (Exhibit 101)	02/29/16	001-36172

(+)	Management contract or compensatory plan or arrangement.
(*)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.