Form 10-Q
period 2016-03-31
ARIAD PHARMACEUTICALS INC
filed 2016-05-10
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
Registrant’s telephone number, including area code: (617) 494-0400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2016 was 191,231,463.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1: UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In thousands, except share and per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$160,927	$230,888
Marketable securities	7,421	11,407
Accounts receivable, net	21,601	15,686
Inventory, net (Note 4)	936	1,096
Other current assets	18,343	16,120
Total current assets	209,228	275,197
Restricted cash	11,319	11,308
Property and equipment, net (Note 5)	275,762	254,082
Intangible and other assets, net (Note 6)	6,240	6,105
Total assets	$502,549	$546,692
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,132	$17,013
Current portion of long-term debt	16,636	13,872
Accrued compensation and benefits	14,255	25,331
Accrued product development expenses	21,016	22,132
Other accrued expenses	24,594	22,849
Current portion of deferred revenue	7,852	6,763
Other current liabilities (Note 7)	27,567	24,324
Total current liabilities	125,052	132,284
Long-term debt (Note 8)	445,519	429,220
Other long-term liabilities	11,047	11,244
Deferred revenue	74,943	77,085
Total liabilities	656,561	649,833
Commitments (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 450,000,000 shares; issued and outstanding 191,060,140 shares in 2016 and 189,662,148 shares in 2015	191	190
Additional paid-in capital	1,345,463	1,338,585
Accumulated other comprehensive (loss) income	(128)	3,835
Accumulated deficit	(1,499,538)	(1,445,751)
Total stockholders’ equity (deficit)	(154,012)	(103,141)
Total liabilities and stockholders’ equity (deficit)	$502,549	$546,692
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
In thousands, except per share data	2016	2015
Revenue:
Product revenue, net	$33,633	$23,901
License, collaboration and other revenue	1,964	90
Total revenue	35,597	23,991
Operating expenses:
Cost of product revenue	486	695
Research and development expense	44,079	39,444
Selling, general and administrative expense	35,977	33,550
Restructuring charges	2,918	—
Total operating expenses	83,460	73,689
Loss from operations	(47,863)	(49,698)
Other income (expense), net:
Interest income	24	19
Interest expense	(4,946)	(3,856)
Foreign exchange (loss) gain	(750)	1,073
Other expense, net	(5,672)	(2,764)
Loss before provision for income taxes	(53,535)	(52,462)
Provision for income taxes	252	214
Net loss	(53,787)	(52,676)
Net loss per share – basic and diluted	$(0.28)	$(0.28)
Weighted-average number of shares of common stock outstanding – basic and diluted	190,304	187,837

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
In thousands	2016	2015
Net loss	$(53,787)	$(52,676)
Other comprehensive (loss) income :
Net unrealized loss on marketable securities	(3,986)	—
Cumulative translation adjustment, net of tax of $0	(32)	236
Defined benefit pension obligation, net of tax of $0	55	77
Other comprehensive (loss) income	(3,963)	313
Comprehensive loss	$(57,750)	$(52,363)
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
In thousands	2016	2015
Cash flows from operating activities:
Net loss	$(53,787)	$(52,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	3,520	2,859
Stock-based compensation	6,719	8,434
Repayment of interest related to facility lease obligation	(1,286)	—
Increase (decrease) from:
Accounts receivable	(5,915)	(2,872)
Inventory	(92)	274
Other current assets	(2,223)	(1,338)
Other assets	40	7
Accounts payable	(4,007)	2,465
Accrued compensation and benefits	(11,076)	(12,817)
Current portion of long-term facility lease obligation	—	(112)
Accrued product development expenses	(1,116)	3,556
Other accrued expenses	2,079	2,996
Other liabilities	3,102	(4)
Deferred revenue	(1,053)	(966)
Net cash used in operating activities	(65,095)	(50,194)
Cash flows from investing activities:
Investment in property and equipment	(15,300)	(754)
Net cash used in investing activities	(15,300)	(754)
Cash flows from financing activities:
Royalty financing fees paid	(1,501)	—
Repayment of long-term debt	(973)	—
Reimbursements of amounts related to facility lease obligation	12,792	861
Proceeds from issuance of common stock pursuant to stock option and purchase plans	777	1,320
Payment of tax withholding obligations related to stock compensation	(617)	(130)
Net cash provided by financing activities	10,478	2,051
Effect of exchange rates on cash	(44)	225
Net decrease in cash and cash equivalents	(69,961)	(48,672)
Cash and cash equivalents, beginning of period	230,888	352,688
Cash and cash equivalents, end of period	$160,927	$304,016
Supplemental disclosures:
Income taxes paid	$2	$—
Capitalization of construction-in-progress related to facility lease obligation	$3,956	$20,662
Non-cash transaction – property and equipment included in accounts payable or accruals	$7,461	$1,090
Non-cash transaction – sublease tenant improvements related to facility lease obligation	$1,440	$—
Non-cash transaction – marketable equity securities recorded at fair market value	$(3,986)	$—

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Nature of Business
Unless the context requires otherwise, references to “ARIAD,” “Company,” “we,” “our,” and “us,” in this quarterly report refer to ARIAD Pharmaceuticals, Inc. and its subsidiaries. ARIAD is a global oncology company focused on transforming the lives of cancer patients with breakthrough medicines. The Company’s mission is to discover, develop and commercialize small-molecule drugs to treat cancer in patients with the greatest unmet medical need – aggressive cancers where current therapies are inadequate.

The Company is selling its cancer medicine, Iclusig® (ponatinib) for the treatment of adult patients with chronic myeloid leukemia (“CML”) and Philadelphia chromosome positive acute lymphoblastic leukemia (“Ph+ ALL”). In addition to commercializing Iclusig in the United States, Europe and other territories, the Company is developing Iclusig for approval in additional countries and for additional cancer indications and in earlier lines of therapy. The Company is also developing two product candidates, brigatinib (AP26113) and AP32788. Brigatinib is being studied in patients with advanced solid tumors, including non-small cell lung cancer. AP32788 is being developed for the treatment of non-small cell lung cancer and other solid tumors. Ridaforolimus, a compound that the Company discovered internally and subsequently out-licensed to Medinol, Ltd. (“Medinol”), is being developed by Medinol for use on drug-eluting stents. In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer.

2. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. The Company has prepared the condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has prepared the accompanying condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2016.
The Company's significant accounting policies were described in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes to the Company's accounting policies since December 31, 2015.
Foreign Currency
The net total of realized and unrealized transaction losses and gains was a loss of $0.8 million and a gain of $1.1 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Marketable Securities
Marketable securities consist of 687,139 shares of common stock of REGENXBIO, Inc. (“REGENXBIO”), which became a publicly traded company in September 2015. At March 31, 2016, these shares had a value of $7.4 million. The Company obtained these shares in connection with a license agreement it entered into with

REGENXBIO in November 2010 for certain gene expression regulation technology. The Company was restricted from trading these securities until March 14, 2016 pursuant to an agreement it entered into with REGENXBIO. The Company has classified these shares as “available for sale” investments and recognized an unrealized loss of $4.0 million, using a Level 1 valuation input, which has been excluded from the determination of net loss and is recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity, in the three-month period ended March 31, 2016. These shares had been accounted for using the equity method with a carrying value of zero due to losses incurred by REGENXBIO in previous years.

Accrued Rent

The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as accrued rent. Any lease incentives received are deferred and amortized over the term of the lease. At March 31, 2016 and 2015, the amount of accrued rent was $5.0 million for each period. Of these amounts, at March 31, 2016 and 2015, $4.5 million for each period were included in other long-term liabilities, with the remaining $0.5 million as of both March 31, 2016 and 2015, respectively, included in other current liabilities.
Product Revenue, Net
The following table summarizes the activity in each of the product revenue allowances and reserve categories for the three-month period ended March 31, 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives/ Returns	Total
Balance, January 1, 2016	$111	$4,460	$551	$5,122
Provision	375	6,036	363	6,774
Payments or credits	(331)	(4,936)	(250)	(5,517)
Balance, March 31, 2016	$155	$5,560	$664	$6,379

In 2012, prior to the Company obtaining marketing authorization for Iclusig in Europe, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for Iclusig for the treatment of patients with CML and Ph+ ALL under a nominative program on a patient-by-patient basis. Upon completion of this program, the Company became eligible to ship Iclusig directly to customers in France as of October 1, 2013. Shipments under these programs are subject to pricing and reimbursement negotiations that are in process as of March 31, 2016. As a result, these shipments have not met the criteria for revenue recognition as the price for these shipments is not yet fixed.

The price of Iclusig in France is expected to become fixed upon completion of pricing and reimbursement negotiations. At that time, the Company will record revenue for the cumulative shipments in France, net of amounts that will be refunded to the health authority based on the results of the pricing and reimbursement negotiations. The aggregate gross selling price of the shipments under these programs amounted to $28.4 million through March 31, 2016, of which $26.7 million was received as of March 31, 2016. Amounts received from shipments in France are recorded in other current liabilities in the consolidated balance sheet.

The Company has entered into distributor arrangements for Iclusig in a number of countries including Australia, Canada, Israel, certain countries in central and Eastern Europe, and Turkey and Japan. The Company recognizes net product revenue from sales of Iclusig under these arrangements when all criteria for revenue recognition have been satisfied.
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of March 31, 2016, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.
For the three-month period ended March 31, 2016 one individual customer accounted for 74 percent of net product revenue. For the three-month period ended March 31, 2015 one individual customer accounted for 77 percent of net product revenue. As of March 31, 2016, one individual customer accounted for 67 percent of accounts receivable. As of March 31, 2015, one individual customer accounted for 73 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for March 31, 2016 or 2015 or accounts receivable as of either March 31, 2016 or December 31, 2015.
Segment Reporting and Geographic Information
The Company organizes itself into one operating segment reporting to the Chief Executive Officer. For the three-month periods ended March 31, 2016 and 2015, product revenue from customers outside the United States totaled 26 percent and 22 percent, respectively with 9 percent and 10 percent, respectively, representing product revenue from customers in Germany. Long lived assets outside the United States totaled $1.4 million each at March 31, 2016 and December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02-Leases (Topic 842), which provides new guidance on the accounting for leases. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company has not yet assessed the impact of this new standard on its financial statements.

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

3. License and Collaboration Agreements
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

The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sale of products developed under the agreement. In January 2014, Medinol initiated two registration trials of its ridaforolimus-eluting stent system. The Company is eligible to receive additional regulatory, clinical and commercial milestone payments of up to $34.8 million under the agreement if two products are successfully developed and commercialized.

4. Inventory
All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of March 31, 2016 and December 31, 2015:

In thousands	2016	2015
Raw materials	$482	$813
Work-in-process	626	89
Finished goods	847	1,007
Total	1,955	1,909
Current portion	(936)	(1,096)
Non-current portion included in intangible and other assets, net	$1,019	$813

The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig in the United States and Europe and to support continued clinical development.
The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $47,000 and $217,000 for the three-month periods ended March 31, 2016 and 2015, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.

5. Property and Equipment, Net
Property and equipment, net, was comprised of the following at March 31, 2016 and December 31, 2015:

In thousands	2016	2015
Leasehold improvements	$23,682	$23,609
Construction in progress	267,113	246,669
Equipment and furniture	28,761	26,388
	319,556	296,666
Less accumulated depreciation and amortization	(43,794)	(42,584)
Property and Equipment, Net	$275,762	$254,082
As of March 31, 2016 and December 31, 2015, the Company has recorded construction in progress of $267.1 million and $246.7 million, and a related facility lease obligation of $248.6 million and $231.7 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. See Note 8 Long-term Debt.
Depreciation and amortization expense for the three-month periods ended March 31, 2016 and 2015 was $1.2 million and $0.9 million, respectively.
6. Intangible and Other Assets, Net
Intangible and other assets, net, were comprised of the following at March 31, 2016 and December 31, 2015:

In thousands	2016	2015
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,107)	(5,076)
	868	899
Inventory, non-current	1,019	813
Other assets	4,353	4,393
Intangible and Other Assets, Net	$6,240	$6,105
7. Other Current Liabilities
Other current liabilities consisted of the following at March 31, 2016 and December 31, 2015:

In thousands	2016	2015
Amounts received in advance of revenue recognition	$26,771	$23,545
Other	796	779
Total	$27,567	$24,324
Amounts received in advance of revenue recognition consists of payments received from customers in France. Revenue will be recognized, net of amounts to be refunded to health authorities, upon completion of pricing and reimbursement negotiations.
8. Long-term Debt
Long-term debt consisted of the following at March 31, 2016 and December 31, 2015:

In thousands	2016	2015
Convertible notes, net	$166,635	$164,438
Royalty financing, net	46,885	46,921
Facility lease obligation	248,635	231,733
	462,155	443,092
Less current portion	(16,636)	(13,872)
Long term portion	$445,519	$429,220

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
The outstanding convertible note balances as of March 31, 2016 and December 31, 2015 consisted of the following:

In thousands	2016	2015
Liability component:
Principal	$200,000	$200,000
Less: debt discount and unamortized debt issuance costs	(33,365)	(35,562)
Net carrying amount	$166,635	$164,438
Equity component	$40,896	$40,896
The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through March 31, 2016. The following table sets forth total interest expense recognized related to the convertible notes for the three-month periods ended March 31, 2016 and March 31, 2015:

In thousands	2016	2015
Contractual interest expense	$1,813	$1,857
Amortization of debt discount	2,159	1,965
Amortization of debt issuance cost	37	34
Total interest expense	$4,009	$3,856

Royalty Financing

In July 2015, the Company entered into a Revenue Interest Assignment Agreement (the "RIAA") with PDL BioPharma, Inc. (“PDL”) under which the Company received an initial payment of $50 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances the Company. The Company will receive an additional $50 million one year from the effective date of the agreement with the option to receive up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement. The proceeds received from PDL are referred to as “advances”.

Under the agreement, the Company agreed to pay PDL a percentage of global Iclusig net product revenues subject to an annual maximum payment of $20 million per year through 2018. The rate is 2.5 percent during the first year and increases to 5 percent in the second year through the end of 2018 and 6.5 percent from 2019 until PDL receives a 10 percent internal rate of return. If the Company draws down in excess of $150 million, the 6.5 percent rate would increase to 7.5 percent until PDL receives 10 percent internal rate of return. Through March 31, 2016, the Company has paid a total of $2.3 million to PDL under this agreement. Payments are deemed to be applied against advances. Interest expense related to the financing agreement was $0.9 million for the three-months ended March 31, 2016.

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

In connection with the transaction, the Company recorded the initial net proceeds as long-term debt. The Company imputes interest expense associated with this borrowing using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement, including the required 10 percent internal rate of return to PDL. Determining the effective interest rate requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future revenue streams. Determination of these assumptions is highly subjective and different assumptions could lead to significantly different outcomes.

The Company determined that the put option is an embedded derivative. This item is being accounted for as a derivative and the estimated fair value of the put option, which was immaterial as of the date of the agreement and as of March 31, 2016 is carried as part of the carrying value of the related liability.

Facility Lease Obligation

As of March 31, 2016 and December 31, 2015, the Company has recorded a facility lease obligation related to its lease for a new facility under construction in Cambridge, Massachusetts. See notes 5 and 9 for information regarding the lease and related asset under construction. During the construction period the Company is capitalizing the construction costs as a component of construction in progress with a corresponding credit to facility lease obligation to the extent the cost was paid by the Company or reimbursed by the landlord.

The Company expects to complete construction and occupy the facility in the third quarter of 2016. Under terms of the lease, the Company commenced making lease payments in March 2015. During the construction period, a portion of the lease payment is allocated to land lease expense with the remainder accounted for as a reduction of the obligation. See Note 9 for information regarding payments and other terms.
9. Leases, Licensed Technology and Other Commitments
Facility Leases
The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under a non-cancelable operating lease that extends to July 2019 with two consecutive five-year renewal options. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space which was extended to August 2016. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $5.2 million remaining in 2016, $6.0 million in 2017, $6.1 million in 2018 and $3.6 million in 2019.
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

As construction progresses, the Company records the project construction costs incurred as an asset. To the extent that the cost is incurred by the landlord or incurred by the Company and reimbursed by the landlord, the Company records a corresponding increase to facility lease obligation included in long-term debt on the consolidated balance sheet. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the relevant accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of March 31, 2016, the Company has recorded construction in progress of $267.1 million and a facility lease obligation of $248.6 million.
The initial term of the lease is for 15 years from substantial completion of the core and shell of the buildings, which occurred in March 2015, with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the future non-cancelable minimum annual lease payments under the lease are $6.5 million in 2016, $25.5 million in 2017, $31.0 million in 2018, $31.5 million in 2019, $32.1 million in 2020, $32.7 million in 2021 and $292.6 million thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.
The Company maintains a letter of credit of $9.2 million as security for the lease, which is supported by restricted cash.

In August 2015, the Company entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date, which is expected to be in the third quarter of 2016 with an option to extend for the remainder of the initial term of the Company’s underlying lease. The sublease rent is subject to increases over the term of the lease. Based on the agreement, during the initial term the non-cancelable minimum annual sublease payments by calendar year beginning upon the rent commencement date of the sublease are approximately $5.3 million in 2016, $10.7 million in 2017, $10.9 million in 2018, $11.1 million in 2019 and $11.3 million in 2020 and $65.5 million thereafter, plus the subtenant’s share of the facility operating expenses.
Lausanne, Switzerland
In January 2013, the Company entered into a lease agreement for approximately 22,000 square feet of office space in a building, which the Company occupied in 2014. The term of the lease is for ten years, with options for extension of the term and an early termination at the Company’s option after five years. Future non-cancelable minimum annual lease payments under their lease are expected to be approximately $0.5 million in 2016, $1.1 million in 2017, 2018, 2019 and 2020, and $3.3 million in total thereafter.
Total rent expense for the leases described above as well as other Company leases for the three-month periods ended March 31, 2016 and 2015 was $2.3 million and $1.9 million, respectively. Contingent rent for the three-month periods ended March 31, 2016 and 2015 was $194,000 and $199,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases are $12.9 million in 2016, $32.7 million in 2017, $38.2 million in 2018, $36.2 million in 2019, $33.2 million in 2020 and $328.6 million thereafter.
Other Commitments
The Company has entered into employment agreements with each of the officers of the Company. The agreements for these officers have remaining terms as of March 31, 2016 extending through the end of 2016 and through March 2019, providing for aggregate base salaries of $6.9 million for the remainder of 2016 and $5.0 million for 2017 to 2019.
10. Stockholders’ Deficit
Changes in Stockholders' Equity
The changes in stockholders' equity for the three-month period ended March 31, 2016 were as follows:

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2016	189,662,148	$190	$1,338,585	$3,835	$(1,445,751)	$(103,141)
Issuance of shares pursuant to ARIAD stock plans	1,397,992	1	776	—	—	777
Stock-based compensation	—	—	6,719	—	—	6,719
Payments of tax withholding obligations related to stock compensation	—	—	(617)	—	—	(617)
Other comprehensive loss	—	—	—	(3,963)	—	(3,963)
Net Loss	—	—	—	—	(53,787)	(53,787)
Balance, March 31, 2016	191,060,140	$191	$1,345,463	$(128)	$(1,499,538)	$(154,012)

11. Fair Value of Financial Instruments
At March 31, 2016 and December 31, 2015, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200.0 million, was $192.0 million at March 31, 2016 and $198.0 million at December 31, 2015, respectively.
12. Stock Compensation
ARIAD Stock Option and Stock Plans
The Company’s 2001, 2006 and 2014 stock option and stock plans (the “Plans”), which have been approved by the Company's stockholders, provide for the awarding of non-qualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a three or four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2006 Plan has no shares remaining available for grant although existing stock options granted remain outstanding. The 2001 Plan expired in March 2016, there are no outstanding shares. As of March 31, 2016, there were 6,327,928 shares available for awards under the 2014 Plan.
Inducement Awards
During the three-month period ending March 31, 2016, the Company issued the following equity awards to senior executives of the Company outside of the Plans as inducements material to their entering into employment with the Company in accordance with NASDAQ rules (the "Inducement Awards"): (i) for the Company's new CEO, 200,000 restricted stock units and 1,500,000 stock options, which vest over 18 months and four years, respectively; and (ii) for the Company's new CFO, 550,000 stock options vesting over four years and 150,000 performance shares that will be earned based on the relative total shareholder return of the Company’s stock price compared to component companies in the NASDAQ Biotechnology Index over a 3 year period ending December 31, 2018. There were no Inducement Awards in the three-month period ending March 31, 2015.
Employee Stock Purchase Plan
In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in June 2015 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each three-month withholding period. For the three-month periods ended March 31, 2016 and 2015, 78,903 and 72,379 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.
Stock-Based Compensation
The Company’s statements of operations included total compensation cost from awards under the Plans, the Inducement Awards, and purchases under the ESPP for the three-month periods ended March 31, 2016 and 2015, as follows:

In thousands	2016	2015
Compensation cost from:
Stock options	$3,282	$4,241
Stock and stock units	3,271	4,067
Purchases of common stock at a discount	166	126
	$6,719	$8,434
Compensation cost included in:
Research and development expense	$3,765	$3,816
Selling, general and administrative expense	2,954	4,618
	$6,719	$8,434
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
Stock option activity under the Plans and Inducement Awards for the three-month period ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2016	10,232,969	$10.00
Granted	3,464,825	$5.86
Forfeited	(201,147)	$10.50
Exercised	(23,600)	$3.84
Options outstanding, March 31, 2016	13,473,047	$8.94
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
Stock and stock unit activity under the Plans and Inducement Awards for the three-month period ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	4,493,054	$8.64
Granted / awarded	2,660,762	$6.00
Forfeited	(353,964)	$8.96
Vested or restrictions lapsed	(1,329,120)	$7.99
Outstanding, March 31, 2016	5,470,732	$7.50
The total fair value of stock and stock unit awards that vested as of March 31,2016 and 2015 was $8.5 million and $5.7 million, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted or are probable to be awarded was $19.1 million at March 31, 2016 and will be recognized over 2.1 years on a weighted average basis.
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
The net loss and the number of shares used to compute basic and diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 are as follows:

In thousands, except per share amounts	2016	2015
Net loss	$(53,787)	$(52,676)
Weighted average shares outstanding – basic and diluted	190,304	187,837
Net loss per share – basic and diluted	$(0.28)	$(0.28)

14. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income for the three-month period ended March 31, 2016 were as follows:

In thousands	Unrealized Gains on Marketable Securities, net of tax	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2016	6,821	567	(3,553)	3,835
Other comprehensive (loss) income	(3,986)	(32)	55	(3,963)
Balance, March 31, 2016	$2,835	$535	$(3,498)	$(128)

15. Restructuring Actions
In the first quarter of fiscal 2016, the Company incurred expenses of $2.9 million associated with employee workforce reductions of approximately 90 positions implemented in March 2016. The restructuring charges will be paid by the end of 2016.

16. Defined Benefit Pension Obligation
The Company maintains a defined benefit pension plan for employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the three-month periods ended March 31, 2016 and 2015 were as follows:

In thousands	2016	2015
Service cost	$454	$448
Interest cost	29	50
Expected return on plan assets	(23)	(37)
Amortization of prior service cost	55	77
Net periodic benefit cost	$515	$538

The Company expects to contribute $1.6 million in total to the plan in 2016.

17. Litigation
There were no material legal proceedings that were instituted or terminated during the quarter ended March 31, 2016, and there have been no material developments in the pending legal proceedings disclosed in Note 16 to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceedings is considered probable and the amount is reasonably estimated, the Company will accrue a liability for the estimated loss.

18. Subsequent Events

Entry into European Transaction

On May 9, 2016, ARIAD and its wholly-owned subsidiary ARIAD Pharmaceuticals (Cayman) L.P. (the “Seller”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Incyte Corporation (“Incyte”) (as guarantor) and its wholly-owned subsidiary Incyte Europe S.a.r.l. (“Incyte Europe”), pursuant to which Incyte Europe has agreed to acquire from the Seller all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig® (ponatinib) in the European Union (“EU”) and 22 other countries, including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”), for an upfront payment of $140 million (the “Upfront Payment”).

In connection with the transactions contemplated by the Share Purchase Agreement, the parties have also agreed on an Amended and Restated Buy-in License Agreement to be entered into between ARIAD, Incyte (as guarantor) and ARIAD Pharmaceuticals (Europe) S.a.r.l., one of the entities that will be owned by Incyte upon the closing of the transactions contemplated by the Share Purchase Agreement (the “License Agreement”). Under the terms of the License Agreement, Incyte will be granted an exclusive license to develop and commercialize Iclusig in the Territory (the “License”). ARIAD will be entitled to receive tiered royalties from Incyte of between 32 percent and 50 percent of net sales of Iclusig in the Territory (the “Royalty Payments”). The Royalty Payments will be subject to adjustment for certain events, including events related to the expiration of statutory or regulatory exclusivity periods for the commercialization of Iclusig in the Territory. In addition, ARIAD will be eligible to receive up to $135 million in potential development and regulatory milestones for Iclusig in new oncology indications in the Territory, together with additional milestones for non-oncology indications, if approved, in the Territory. Incyte has agreed to contribute up to $7.0 million in each of 2016 and 2017 to fund ARIAD’s OPTIC and OPTIC-2L clinical trials. The terms of the License Agreement also include an option for an acquirer of ARIAD to re-purchase the licensed rights from Incyte, subject to certain conditions.

Unless terminated earlier in accordance with its provisions, the term of the License Agreement, including Incyte's obligation to make the full Royalty Payments, will continue in effect on a country-by-country basis until the latest to occur of (1) the expiration date of the composition patent in the relevant country (which, for the countries in Europe covered by our patents, is generally July 2028, subject to a potential six-month extension for pediatric exclusivity), (2) the expiration of any regulatory marketing exclusivity period or other statutory designation that provides similar exclusivity for the commercialization of Iclusig in such country and (3) the seventh anniversary of the first commercial sale of Iclusig in such country; and thereafter, in the absence of generic competition, for a specified period of time in which Incyte will be obligated to pay royalties at a reduced rate.

The closing under the Share Purchase Agreement and effectiveness of the License Agreement is currently expected to occur on or about June 1, 2016, subject to satisfaction of customary closing conditions.

Amendment to Royalty Financing
On May 9, 2016, in connection with the transactions with Incyte, ARIAD and PDL agreed to amend the RIAA to, among other things, include in the Iclusig net sales calculation under the RIAA net sales of Iclusig made by Incyte in the Territory under the License Agreement. In addition, ARIAD’s option to receive additional funding was restructured so that ARIAD may require PDL to fund up to an additional $40 million (instead of the original $100 million) in July 2017 (instead of between January and July 2016). In connection with the amendment to the RIAA, ARIAD and PDL also agreed to release ARIAD’s European patents and certain other European assets from the collateral. These agreements with PDL are subject to and effective upon the closing of the Incyte transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto included herein, as well as our audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We are currently commercializing or developing the following three products and product candidates:

•
Iclusig® (ponatinib) is our first approved cancer medicine, which we are commercializing in the United States, Europe and other territories for the treatment of certain patients with rare forms of leukemia. We are also continuing to develop ponatinib, including in our ongoing OPTIC dose-ranging trial and our OPTIC-2L trial in second-line patients with chronic phase chronic myeloid leukemia, or CML.

•
Brigatinib (previously known as AP26113) is our next most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC. We have completed enrollment in our ALTA Phase 2 pivotal clinical trial of patients with ALK+ NSCLC who are resistant to crizotinib, and, assuming favorable results, expect to file for regulatory approval in the United States in the third quarter of 2016, which could lead to potential approval and launch in early 2017.

•
AP32788 is our most recent, internally discovered drug candidate, which we are developing for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases. We submitted an investigational new drug application, or IND, to the FDA in December 2015. The Phase 1/2 clinical trial of AP32788 is expected to begin patient enrollment in the second quarter of 2016.

We have retained worldwide rights to develop and commercialize these products and product candidates, other than under our agreement with Otsuka Pharmaceutical Co., Ltd. for the co-development and commercialization of Iclusig in Japan and nine other Asian countries.

In addition, we have discovered two other drug candidates that we have out-licensed to third parties: ridaforolimus, which we have out-licensed for development in drug-eluting stents and other medical devices for cardiovascular indications, and rimiducid (AP1903), which we have out-licensed for development in novel cellular immunotherapies. All of our product candidates were discovered internally by our scientists based on our expertise in computational chemistry and structure-based drug design. We are continuing to invest in a discovery research program with the goal of identifying additional potential drug candidates to move into clinical development.

Strategic Review

Following the appointment of our new President and Chief Executive Officer at the beginning of 2016, our senior management has embarked on a company-wide, strategic review of our operations aimed at increasing shareholder value. This review is underway and focused on five key areas:

•	evaluating commercial initiatives and actions to maximize near-term revenue growth;

•	reviewing the opportunity of each geography in which we have an operating presence;

•	achieving cost efficiencies and aligning resource allocations to the areas of the business that bring the most value;

•	reviewing our portfolio of current and potential new development programs to prioritize the programs that will bring the most value to patients and shareholders; and

•	exploring business development opportunities that will support our chosen strategic direction in the above areas and more broadly.

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

Recent Developments

On March 11, 2016, we announced the appointment of Manmeet S. Soni as our Executive Vice President, Chief Financial Officer and Treasurer, effective March 21, 2016. Mr. Soni succeeds Edward M. Fitzgerald, who stepped down as of the effective date of Mr. Soni's employment.

On March 29, 2016, as part of our ongoing strategic review, we announced a reduction in our workforce by approximately 25 percent of our headquarter positions, amounting to approximately 90 positions in the United States and Europe. No customer-facing positions within our commercial or medical affairs organizations were included in this action. Following the reduction, we have approximately 400 employees in the United States and Europe.

On April 11, 2016, we announced the initiation of a randomized, first-line Phase 3 trial of brigatinib vs. crizotinib in adult patients with locally advanced or metastatic NSCLC who have not previously been treated with an ALK inhibitor, called the ALTA-1L trial, which, if successful and approved, would expand the potential commercial opportunity of the drug candidate. Subject to the timing of enrollment, we currently anticipate to complete enrollment in this trial in 2018.

On April 19, 2016, we announced the results of comprehensive preclinical studies on our investigational tyrosine kinase inhibitor (TKI), AP32788, at the American Association for Cancer Research (AACR) Annual Meeting 2016. AP32788 is a TKI designed to target specific mutations in EGFR or HER2 present in a subset of patients with non-small cell lung cancer (NSCLC), for whom there are currently no targeted therapies available. The Phase 1/2 clinical trial of AP32788 is expected to begin patient enrollment in the second quarter of 2016.

On May 9, 2016, we entered into an agreement with Incyte Corporation to divest our European operations and license the rights to Iclusig in Europe for an upfront payment of $140 million and the right to receive tiered royalties from Incyte of between 32 percent and 50 percent of net sales of Iclusig in the licensed territory and up to $135 million in potential development and regulatory milestones for Iclusig in new oncology indications. The closing of the transaction and effectiveness of the license agreement is currently expected to occur on or about June 1, 2016, subject to satisfaction of customary closing conditions. For additional information, please see Note 18 to our consolidated financial statements included in this Quarterly Report.

On May 9, 2016, in connection with the transactions with Incyte, we agreed to amend our Revenue Interest Assignment Agreement (the "RIAA") with PDL BioPharma, Inc. ("PDL") to include the net sales of Iclusig made by Incyte in the calculations under our agreement with PDL. In addition, our option to receive additional funding was restructured so that we may require PDL to fund up to an additional $40 million (instead of the original $100 million) in July 2017 (instead of between January and July 2016). These agreements with PDL are subject to and effective upon the closing of the Incyte transaction. For additional information, please see Note 18 to our consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory, leased buildings under construction and stock-based compensation expense. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies and estimates, read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended

December 31, 2015. There have been no changes in those policies or in the method of developing the estimates used to apply those policies,

Results of Operations
For the Three Months Ended March 31, 2016 and 2015
Revenue
Our revenues for the three-month period ended March 31, 2016, as compared to the corresponding period in 2015, were as follows:

	Three Months Ended March 31,		Increase/
In thousands	2016	2015	(decrease)
Product revenue, net	$33,633	$23,901	$9,732
License, collaboration and other revenue	1,964	90	1,874
	$35,597	$23,991	$11,606
Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Three Months Ended March 31,		Increase/
In thousands	2016	2015	(decrease)
Trade allowances	$375	$255	$120
Rebates, chargebacks and discounts	6,036	2,097	3,939
Other incentives	363	218	145
Total adjustments	$6,774	$2,570	$4,204
Gross product revenue	$40,407	$26,471	$13,936
Percentage of gross product revenue	16.8%	9.7%

Revenue increased by 48 percent to $35.6 million in the three-month period ended March 31, 2016 compared to $24.0 million in the corresponding period in 2015 primarily due to increased net product revenue in the United States and Europe. In the United States, net product revenue increased by 33 percent to $24.9 million for the three-month period ended March 31, 2016 compared to $18.7 million in the corresponding period in 2015. The growth in product revenue in the United States is primarily due to a 31 percent increase in the number of units of Iclusig shipped. In Europe, net product revenue increased by 67 percent to $8.7 million in the three-month period ended March 31, 2015 compared to $5.2 million in the corresponding period in 2015 due to expanded access in additional countries and increased customer demand.

Product revenue is reduced by certain gross to net deductions. For the three-month period ended March 31, 2016, gross to net deductions, as a percentage of gross revenue, were approximately 16.8 percent as compared to 9.7 percent for the corresponding period in 2015. The increase in gross to net percentage primarily relates to the impact of higher Medicaid utilization plus government mandated discounts in certain European countries.

We recognized $2.0 million of license revenue in the three-month period ended March 31, 2016, primarily related to the amortization of the upfront payment of $77.5 million from our Iclusig co-development and commercialization agreement with Otsuka.

We expect that our product revenue will continue to increase in 2016 compared to 2015 due to increasing demand for Iclusig as well as pricing adjustments in the United States and completion of pricing and reimbursement approval in various countries in Europe, offset in part by a reduction in European product revenue following the anticipated closing of the Incyte transaction and an increase in gross-to-net adjustments reflecting additional government mandated discounts and increased Medicaid utilization.

Operating Expenses
Cost of Product Revenue
Our cost of product revenue relates to sales of Iclusig. Our cost of product revenue for 2016 as compared to 2015, was as follows:

	Three Months Ended March 31,		Increase/
In thousands	2016	2015	(decrease)
Inventory cost of Iclusig sold	$234	$263	$(29)
Shipping and handling costs	205	215	(10)
Inventory reserves/write-downs	47	217	(170)
	$486	$695	$(209)

Cost of product revenue for the three-month periods ended March 31, 2016 and 2015 also includes a provision for excess inventory of $47,000 and $217,000, respectively. During the three-month period ended March 31, 2015, the provision was due to inventory produced during the year in accordance with minimum lot size requirements that was deemed to be excess upon receipt of the inventory and for units that were not expected to be sold prior to expiration. The decrease in provision costs for the three-month period ended March 31, 2016 is primarily due to process development studies conducted in previous periods to decrease the size of our production batches to match demand, as well as regulatory activities conducted to satisfy the regulatory agencies comfort to extend the shelf life of the product.
Research and Development Expenses
Research and development expenses increased by $4.6 million, or 12 percent, to $44.1 million for the three-month period ended March 31, 2016, compared to $39.4 million for the three-month period ended March 31, 2015, for the reasons set forth below.
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
Our R&D expenses for the three-month period ended March 31, 2016, as compared to the corresponding period in 2015, were as follows:

	March 31,		Increase/
In thousands	2016	2015	(decrease)
Direct external expenses:
Iclusig	$6,996	$6,229	$767
Brigatinib	10,403	8,761	1,642
All other R&D expenses	26,680	24,454	2,226
	$44,079	$39,444	$4,635

Direct external expenses for Iclusig were $7.0 million in the three-month period ended March 31, 2016, an increase of $0.8 million, or 12.3 percent, as compared to the corresponding period in 2015. The increase is primarily due to increases in clinical trial costs of $2.1 million, offset in part by a decrease in contract manufacturing of $0.8 million and in other support costs of $0.5 million. Increases in clinical trial costs relate primarily to initiation of several new trials designed to better understand the safety profile of Iclusig in resistant and intolerant CML and Ph+ ALL patients and to evaluate its use in earlier lines of therapy and investigator sponsored trials. The decrease in contract manufacturing costs is due to the completion of technology transfer development and validation activities related to the selection of a second supplier for commercial manufacturing of Iclusig. Decreases in other support costs primarily relate to completion of studies related to the assessment of safety profile and risk factors associated with cardiovascular occlusive events, as well as decreases in activities in support of an NDA filing in Japan.

Direct external expenses for brigatinib were $10.4 million in the three-month period ended March 31, 2016, an increase of $1.6 million, or 19 percent, as compared to the corresponding period in 2015. The increase in expenses for brigatinib was due to an increase in clinical trial costs of $3.0 million. The increase in clinical trial costs related to the now fully enrolled ALTA pivotal trial for brigatinib, which we initiated in March 2014, costs related to the initiation of the Phase 3 trial of brigatinib in comparison with crizotinib in ALK and NSCLC patients, as well as initiation of multiple other trials in support of this program. The increase in clinical trial costs was partially offset by a decrease in contract manufacturing costs and other support costs of $1.4 million related to product and process development for this program.

All other R&D expenses were $26.7 million in the three-month period ended March 31, 2016, an increase of $2.2 million, or 9 percent, in 2016 as compared to the three-month period ended March 31, 2015. Personnel costs increased by $1.5 million due to salary increases and a higher number of personnel supporting our research and development programs, offset in part by a decrease in stock-based compensation expense related to changes in assumptions about the timing and level of achievement of certain performance milestones. Professional service costs increased by $0.5 million due to various initiatives in support of our product development programs.
The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. Our ability to obtain sources of product revenue from Iclusig and the successful development of our product candidates will depend on, among other things, our efforts to develop Iclusig and in other patient populations and cancers, as well as the success of brigatinib, AP32788 and other product candidates, if any. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in Part 1A of this report.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $36.0 million in the three-month period ended March 31, 2016, an increase of $2.4 million, or 7 percent, compared to the corresponding period in 2015. The increase is primarily due to personnel costs related to sales forces growth and commercial expenses to support the commercialization of Iclusig and the anticipated launch of brigatinib.

As a result of the anticipated closing of the Incyte transaction and the associated savings from the divestiture of our European operations, we expect that our operating expenses will be lower in 2016 compared to 2015.

Other Income (Expense)
Interest Income/Expense
Interest income increased to $24,000 in the three-month period ended March 31, 2016 from $19,000 in the corresponding period in 2015.
Interest expense increased to $4.9 million in the three-month period ended March 31, 2016 from $3.9 million in the corresponding period in 2015 as a result of the execution of a $50 million royalty financing agreement in July 2015. Interest expense in the three-month period ended March 31, 2016 of $4.0 million and $0.9 million related to the convertible notes and royalty financing, respectively.
Foreign Exchange Gain (Loss)
We recognized a net foreign exchange loss of $0.8 million in the three-month period ended March 31, 2016 compared to a net foreign exchange gain of $1.1 million in the three-month period ended March 31, 2015. The losses are a result of our conducting business in Europe, as we carry accounts denominated in foreign currencies and are affected by changes in exchange rates during these periods.
Provision for Income Taxes

Our provision for income taxes for the three-month period ended March 31, 2016 was $252,000 compared to $214,000 in the corresponding period in 2015. The provision for income taxes in both periods primarily reflects estimated expenses for state taxes and taxes associated with certain foreign subsidiaries.
Operating Results

We reported a loss from operations of $47.9 million in the three-month period ended March 31, 2016 compared to a loss from operations of $49.7 million in the corresponding period in 2015. We also reported a net loss of $53.8 million in the three-month period ended March 31, 2016, compared to a net loss of $52.7 million in the corresponding period in 2015, an increase in net loss of $1.1 million, or 2 percent, and a net loss per share of $0.28 and $0.28, respectively. The increase in net loss for the three-month period ended March 31, 2016 is largely due to an increase in operating expenses of $9.8 million, consisting primarily of an increase of approximately $4.6 million in research and development expenses, an increase of $2.4 million in selling, general and administrative expenses and a restructuring charge of $2.9 million. Additionally, an increase in foreign exchange loss of $1.8 million and an increase of $1.1 million in interest expense was offset in part by an increase in revenue of $11.6 million. Our results of operations for remaining quarters of 2016 will vary from those of the first quarter of 2016 and the quarterly periods in 2015 and actual results will depend on a number of factors, including the results of our strategic review, our ability to successfully grow Iclusig product revenue in the United States, Europe and other territories, the status of pricing and reimbursement approvals in Europe (particularly in France), the progress of our product development programs, ongoing employee and related personnel costs, the progress of our discovery research programs, the impact of any commercial and business development activities, the impact of costs for our building currently under construction in Cambridge, Massachusetts and other factors. The extent of changes in our results of operations will also depend on the sufficiency of funds on hand or available from time to time, which will influence the amount we will spend on operations and capital expenditures and the development timelines for our product candidates.
Liquidity and Capital Resources
At March 31, 2016, we had cash, cash equivalents, and marketable securities totaling $168.3 million and working capital of $84.2 million, compared to cash, cash equivalents and marketable securities totaling $242.3 million and working capital of $142.9 million at December 31, 2015. The decreases are due to results of operations for the quarter ended March 31, 2016 as described above. Of the $160.9 million of cash and cash equivalents at March 31, 2016, $18.0 million was in accounts held by our international subsidiaries.

In July 2015, we entered into the RIAA with PDL, under which we received $50 million upon signing and will receive an additional $50 million in July 2016. In addition, we have agreed to amend the RIAA in connection with the anticipated closing of the Incyte transaction to provide us with an option to draw down up to an additional $40 million in July 2017. In return, we agreed to pay PDL a percentage of Iclusig global net revenues equal to 2.5 percent during the first year of the agreement, 5 percent from the end of the first year through the end of 2018 (subject to annual maximum payments of $20 million per year through 2018), and 6.5 percent from 2019 until PDL receives an internal rate of return of 10 percent on funds advanced to us. The 6.5 percent royalty rate would increase to 7.5 percent if we draw down more than $150 million. This financing has allowed us to accelerate the initiation of a front-line trial of brigatinib and invest in launch readiness while providing strategic flexibility with respect to additional financing and partnering alternatives.

For the quarter ended March 31, 2016, we reported a net loss of $53.8 million and cash used in operating activities of $65.1 million. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased product and royalty revenue generated on the sales of Iclusig and potential future regulatory approvals of our product candidates, the timing of which are uncertain.
Our balance sheet at March 31, 2016 includes property and equipment of $275.8 million, which represents an increase of $21.7 million from December 31, 2015. The increase is primarily due to the ongoing costs of construction, as described below, of new laboratory and office space in two adjacent, connected buildings currently under construction in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in the first half of 2015, at which time we commenced making lease payments. Construction of tenant improvements is expected to be completed in the third quarter of 2016, at which time we expect to occupy the buildings. For accounting purposes, we are the deemed owner for the project during the construction period and accordingly, we have recorded the project construction costs as an asset ($267.1 million at March 31, 2016) and a corresponding facility lease obligation of ($248.6 million at March 31, 2016 which is net of reductions for lease payments made). As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase.
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

During the three-months ended March 31, 2016 and 2015, our sources of cash were as follows:

In thousands	2016	2015
Option and purchase plans	$777	$1,320
Reimbursement of amounts related to facility lease obligation	12,792	861
	$13,569	$2,181
We intend to rely on the following as our primary sources of liquidity:

•	our existing cash, cash equivalents, and marketable securities, together with $50 million to be provided by PDL in July 2016 under our royalty financing agreement;

•
cash flows from sales of Iclusig, including, following the anticipated closing of the Incyte transaction, from royalties on sales in Europe and the rest of the licensed territory rather than from product sales;

•
a $140 million upfront payment from Incyte, royalties on Iclusig sales in Europe and the rest of the licensed territory, up to $14 million in cost-sharing for our OPTIC and OPTIC-2L trials, and up to $135 million in potential milestone payments, all of which are subject to the closing of the Incyte transaction; and

•	funding from potential new collaborative agreements, licenses or strategic alliances.
In the near-term, we expect that sales of Iclusig will increase as we continue to work to increase the number of patients who are treated with Iclusig and launch the product in new markets and implement periodic pricing increases, offset by the loss of product revenue in Europe and the rest of the licensed territory following the anticipated closing of the Incyte transaction. In addition, our royalty financing agreement with PDL, as we have agreed to amend it upon the anticipated closing of the Incyte transaction, provides us with the option to receive up to $40 million in July 2017. We expect that cash flows from product and royalty revenue generated on sales of Iclusig and brigatinib, if approved, and the anticipated proceeds and cost savings resulting from our announced transaction with Incyte, combined with our current cash, cash equivalents and marketable securities and funding available to us from our royalty financing agreement with PDL, will be sufficient to fund our operations for the foreseeable future.
Uses of Funds
The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, including our royalty financing obligation, and to invest in our property and equipment as needed for our business. Our uses of cash during the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Net cash used in operating activities	$65,095	50,194
Royalty financing fees paid	1,501	—
Repayment of long-term borrowings and capital leases	973	—
Investment in property and equipment	15,300	754
Payment of tax withholding obligations related to stock compensation	617	130
	$83,486	$51,078
The net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, deferred revenue and working capital requirements. As noted previously, our net loss in the three-month period ended March 31, 2016 increased by $1.1 million compared to the corresponding period in 2015 and our net cash used in operating activities increased by $14.9 million. The difference is primarily due to timing of accounts payable payments and collection of accounts receivables as compared to 2015, reflecting primarily the increase in our operating expenses partially offset by the increases in our product revenue as discussed above. Other significant uses of cash in March 31, 2016 compared to 2015 were the payment of tax withholding obligations related to stock compensation of $0.6 million and the payments made related to our royalty financing agreement with PDL for 2015 of $1.0 million and payment related to fees for royalty financing of $1.5 million.
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

Liquidity
We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. We must pay interest on the $200.0 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. In addition, we are required to make payments to PDL under our royalty financing agreement based on a single digit percentage of our net product sales of Iclusig over the term of the agreement. We expect that cash flows from sales of Iclusig and from the anticipated closing of the Incyte transaction, together with our current cash, cash equivalents and marketable securities and funding available to us from our royalty financing agreement with PDL, or that we might raise from new collaborative agreements, licenses or strategic alliances, will be sufficient to fund our operations for the foreseeable future.
The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the results of our strategic review, amounts of future product and royalty revenue generated by Iclusig, the potential introduction of one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs.
To the extent that product and royalty revenues or non-dilutive funding transactions such as our royalty financing agreement with PDL and our proposed transaction with Incyte are not sufficient to fund our operations, we may seek to fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of additional debt from commercial lenders or other financing transactions. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing, giving us the opportunity to raise funding when needed or otherwise considered appropriate. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. In addition, we may raise additional capital through securing new collaborative, licensing or strategic agreements or other methods of financing. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we maintained outstanding letters of credit of $11.3 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.
Contractual Obligations
We have substantial fixed non-cancellable contractual obligations, which were comprised of the following as of March 31, 2016:

		Payments Due By Period
In thousands	Total	In 2016	2017 through 2019	2020 through 2021	After 2021
Long-term debt	$200,000	$—	$200,000	$—	$—
Royalty financing	47,868	—	—	47,868	—
Lease agreements	481,698	12,914	107,024	66,931	294,829
Other long-term obligations	5,988	370	5,468	100	50
Total fixed contractual obligations	$735,554	$13,284	$312,492	$114,899	$294,879
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

Royalty financing reflects the repayment of an advance provided by PDL of $50 million received in July 2015, which was the effective date of the agreement. An additional committed advance of $50 million will occur in July 2016. The amendment to the RIAA, which is subject to the closing of the Incyte transaction, provides us with an option to receive up to an additional $40 million in July 2017. These additional amounts are not included in the table above. Repayments of principal are calculated based on a single digit royalty on projected Iclusig net product revenues and an internal rate of return of 10 percent over the term of the agreement based on the timing and outstanding balances of advances. In addition, as part of the agreement, we are required to repay any outstanding advances by the fifth anniversary of each advance. See Note 8, Long-term Debt and Note 18 Subsequent Events, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Lease agreements consist of payments to be made on our building leases in Cambridge, Massachusetts and Lausanne, Switzerland, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge and office space in a building in Lausanne that completed construction in early 2014. The obligations under our lease in Lausanne and other offices in Europe will be transfered to Incyte upon the anticipated closing of that transaction. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease as amended. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. In August 2015, we entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date, which is expected to be in the third quarter of 2016 with an option to extend for the remainder of the initial term of our underlying lease. See Note 9, Leases, License Technology and Other Commitments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. Other long-term obligations are comprised primarily of our liability for unrecognized tax positions, which is expected to be determined by the end of 2016.

Securities Litigation Reform Act
Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to: (i) our ongoing strategic review; (ii) our future financial performance, results of operations and liquidity, including both domestic and international revenues, expenses, including research and development and selling, general and administrative expenses, capital expenditures, income taxes, and our expected liquidity needs and available cash; (iii) the future performance of our distributors and partners; (iv) the manufacturing and commercialization, including pricing and reimbursement, of Iclusig and our product candidates, if approved; (v) the development, regulatory filing and review, and commercial potential of our products and product candidates, including the anticipated timing and results of our clinical trials, and the timing and results of our submissions to regulatory authorities for our products and product candidates; (vi) potential changes to our near- and long-term objectives; (vii) the timing and costs associated with our new corporate headquarters under construction in Cambridge, Massachusetts; (viii) the expected benefits from our royalty financing with PDL; and (ix) the expected completion of the proposed transaction with Incyte and the closing date of the transaction, together with the expected benefits to us and the impact on our financial position and operating expenses and our plans following the transaction. All such forward-looking statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties include, but are not limited to, our ongoing strategic review; our ability to successfully commercialize and generate profits from sales of Iclusig and our product candidates, if approved; competition from alternative therapies; our ability to meet anticipated clinical trial commencement, enrollment and completion dates and regulatory filing dates for our products and product candidates and to move new development candidates into the clinic; our ability to execute on our key corporate initiatives; regulatory developments and safety issues, including difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; our reliance on the performance of third-party manufacturers and specialty pharmacies for the supply and distribution of our products and product candidates; the occurrence of adverse safety events with our products and product candidates; the costs associated with our research, development, manufacturing, commercialization and other activities; the conduct, timing and results of preclinical and clinical studies of our products and product candidates, including that preclinical data and early-stage clinical data may not be replicated in later-stage clinical studies; the adequacy of our capital resources and the availability of additional funding; the ability to satisfy our contractual obligations, including under our leases, convertible debt and royalty financing agreements; patent protection and third-party intellectual property claims; litigation; our operations in foreign countries; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

At March 31, 2016, our marketable securities of $7.4 million consisted of 687,139 shares of common stock of REGENXBIO, Inc., which completed an initial public offering in September 2015. In connection with the initial public offering, we entered into a lock-up agreement with REGENXBIO that restricted us from selling these shares until March 14, 2016. The value of these shares is subject to market risk common to development stage companies and may increase or decrease in value over the period during which we hold these shares.
At March 31, 2016, our available funds other than the RENGENXBIO common stock are invested solely in cash, cash equivalents and marketable securities and we do not have significant market risk related to interest rate movements.
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Swiss Franc and British Pound against the U.S. dollar. The currency exposures arise primarily from cash, accounts receivable, intracompany receivables, payables and inventories. Both positive and negative affects to our net revenues from international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite affect that foreign currency exchange rates have on our international operating costs and expenses.

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. The convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $192 million at March 31, 2016.
ITEM 4: CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings that were instituted or terminated during the quarter, and there have been no material developments in the pending legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
From time to time, we may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceedings is considered probable and the amount is reasonably estimated, we will accrue a liability for the estimated loss.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on From 10-K for the fiscal year ended December 31, 2015, except as follows:

1. The first risk factor under the caption “Risks relating to our operations” is replaced with the following risk factor:

If we fail to manage the size of our workforce and other resources effectively, our business may suffer.
The size of our workforce has varied significantly in recent years. We built out our commercial organization in advance of the initial launch of our first cancer medicine, Iclusig, in 2013, then reduced our workforce in late 2013 when sales of Iclusig were temporarily suspended in the United States, and then increased our workforce again with the re-launch of Iclusig in the United States in 2014. In March 2016, as part of our ongoing strategic review, we announced a reduction in our workforce by approximately 25 percent of our headquarter positions, amounting to approximately 90 positions in the United States and Europe. No customer-facing positions within our commercial or medical affairs organizations were included in this action. Following the reduction, we have approximately 400 employees in the United States and Europe. During the remainder of 2016, we plan to expand our sales, marketing and other personnel to support the marketing and commercialization of brigatinib, if it is approved.
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

2. The fifth risk factor under the caption “Risks relating to our operations” is replaced with the following risk factor:
The loss of key members of our scientific and management staff could delay and may prevent the achievement of our research, development and business objectives.

We are substantially dependent on our senior management team and other employees responsible for areas such as drug development, clinical trials, regulatory affairs, drug discovery, manufacturing, commercial operations, business development and intellectual property protection and licensing. We recently have experienced significant changes in our senior management team, including the recent appointments of Paris Panayiotopoulos as our President and Chief Executive Officer in January 2016 and Manmeet S. Soni as our Executive Vice President, Chief Financial Officer and Treasurer in March 2016, along with the resignations of Frank G. Haluska as our Senior Vice President, Clinical Research and Development and Chief Medical Officer in May 2016 and Thomas J. DesRosier as our Executive Vice President, Chief Legal and Administrative Officer and Secretary in April 2016. Failure to ensure effective transfer of knowledge and smooth transitions involving the foregoing members of senior management and other key employees could interfere with our ability to manage and grow our business. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires could adversely affect our business and results of operations. While we have entered into employment agreements with all of our executive officers, these officers may terminate their employment with us at any time. The value to employees of stock-related benefits that vest over time, such as options and restricted stock units, will be significantly affected by movements in our stock price that we cannot control, and may at any point in time be insufficient to counteract more lucrative offers from other companies. The loss of, and failure to promptly replace, any member of our senior management team could significantly delay and may prevent the achievement of our research, development and business objectives.

3. The following new risk factor is added under the caption “Risks relating to our operations”:

We may not successfully manage the divestiture of our European operations and the grant of an exclusive license to Iclusig in Europe, and, as a result, may not achieve some or all of the expected benefits of the transaction.
On May 9, 2016, we entered into a definitive agreement with Incyte Corporation, or Incyte, to sell our European operations and agreed to grant Incyte an exclusive license to develop and commercialize Iclusig in Europe and other select countries upon the closing of the transaction, which is expected to take place on or about June 1, 2016, subject to the satisfaction of customary closing conditions.  However, the closing may not occur as expected, in which case we would not receive any of the anticipated benefits of the transaction.  In addition, the divestiture of our European business and license of rights to Iclusig could involve additional risks, including the following:

•	the failure to obtain anticipated royalties, milestones, cost savings or other benefits of the transaction;

•	difficulties in the separation of operations, responsibilities and personnel;

•	the diversion of management’s attention from other business concerns;

•
disruptions in the development and commercialization of our products and product candidates due to the loss of key personnel that had supported these efforts or difficulties in coordinating any joint responsibilities with Incyte under the license agreement; and

•	the potential loss of key employees.

In addition, we will not benefit from the anticipated revenue to be recognized in France if the pricing and reimbursement negotiations are not finalized prior to the closing of the Incyte transaction, which would have an adverse effect on our results of operations. We may not be successful in managing these or any other significant risks that we encounter in divesting our European business and licensing the rights to Iclusig in Europe, which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2016, we issued restricted stock units (“RSUs”) for 200,000 shares of common stock to Paris Panayiotopoulos, our President and Chief Executive Officer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4).  The RSUs will vest in three approximately equal installments on the six, twelve and eighteen-month anniversaries of grant.

In addition, on February 1, 2016, Mr. Panayiotopoulos purchased from us $300,000 worth of shares of common stock, consisting of 61,099 shares of common stock at a price of $4.91 per share (the closing price on the date of purchase), pursuant to the terms of his employment agreement and a related subscription agreement. Pursuant to these agreements, Mr. Panayiotopoulos has also agreed to purchase from us another $200,000 worth of shares of common stock by December 31, 2016 at the closing price of our common stock on the date of purchase.

The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering. No underwriters were involved in the foregoing transactions.

In addition to the unregistered equity securities described above, we also issued a non-qualified stock option to Mr. Panayiotopoulos and a non-qualified stock option and performance share units to Manmeet S. Soni, our Executive Vice President, Chief Financial Officer and Treasurer, as new hire inducement grants pursuant to NASDAQ Listing Rule 5635(c)(4), which were registered under the Securities Act pursuant to a registration statement on Form S-8 that we filed with the Securities and Exchange Commission on March 18, 2016 (File No. 333-210286).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

ARIAD PHARMACEUTICALS, INC.

By:	/s/ Paris Panayiotopoulos
Paris Panayiotopoulos
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ Manmeet S. Soni
Manmeet S. Soni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and Principal accounting officer)

Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.1)	1/13/2016	001-36172
3.2	Certificate of Elimination of Series B Convertible Preferred Stock of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.2)	1/13/2016	001-36172
3.3	Certificate of Elimination of Series C Convertible Preferred Stock of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.3)	1/13/2016	001-36172
3.4	Restated Certificate of Incorporation of ARIAD Pharmaceuticals, Inc.		8-K (Exhibit 3.4)	1/13/2016	001-36172
4.1	Specimen common stock certificate of ARIAD Pharmaceuticals, Inc.		10-K/A (Exhibit 4.1)	4/29/2016	001-36172
4.2	Second Amendment to Section 382 Rights Agreement, dated as of January 8, 2014, between ARIAD Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-K (Exhibit 4.1)	1/13/2016	001-36172
10.1
Amendment to Agreement, dated March 17, 2016, by and between ARIAD Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC+
			8-K (Exhibit 10.1)	3/18/2016	001-36172
10.2	Executive Employment Agreement, dated March 9, 2016, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni+		10-K/A (Exhibit 10.12)	4/29/2016	001-36172
10.3	Stock Option Agreement, between ARIAD Pharmaceuticals, Inc. and Paris Panayiotopoulos (inducement grant)+		S-8 (Exhibit 99.1)	3/8/2016	333-210286
10.4	Form of Stock Option Agreement, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni (inducement grant)+		S-8 (Exhibit 99.2)	3/8/2016	333-210286
10.5	Form of 2016 Performance Share Agreement, between ARIAD Pharmaceuticals, Inc. and Manmeet S. Soni (inducement grant)+		S-8 (Exhibit 99.3)	3/8/2016	333-210286
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101
The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
X

(+)    Management contract or compensatory plan or arrangement.