Form 10-Q
period 2016-06-30
ARIAD PHARMACEUTICALS INC
filed 2016-08-08
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 192,713,138.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1: UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In thousands, except share and per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$273,047	$230,888
Marketable securities	5,497	11,407
Accounts receivable, net	14,106	15,686
Inventory, net (Note 5)	903	1,096
Other current assets	13,567	16,120
Total current assets	307,120	275,197
Restricted cash	10,874	11,308
Property and equipment, net (Note 6)	300,962	254,082
Intangible and other assets, net (Note 7)	5,411	6,105
Total assets	$624,367	$546,692
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,111	$17,013
Current portion of long-term debt	24,522	13,872
Accrued compensation and benefits	8,828	25,331
Accrued product development expenses	22,063	22,132
Other accrued expenses	21,292	22,849
Current portion of deferred revenue	10,550	6,763
Other current liabilities (Note 8)	5,297	24,324
Total current liabilities	100,663	132,284
Long-term debt (Note 9)	466,757	429,220
Other long-term liabilities	6,086	11,244
Deferred revenue	88,750	77,085
Total liabilities	662,256	649,833
Commitments (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 450,000,000 shares; issued and outstanding 192,121,405 shares in 2016 and 189,662,148 shares in 2015	192	190
Additional paid-in capital	1,350,697	1,338,585
Accumulated other comprehensive (loss) income	912	3,835
Accumulated deficit	(1,389,690)	(1,445,751)
Total stockholders’ equity (deficit)	(37,889)	(103,141)
Total liabilities and stockholders’ equity (deficit)	$624,367	$546,692
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2016	2015	2016	2015
Revenue:
Product revenue, net	$65,326	$27,818	$98,960	$51,719
License, collaboration and other revenue	2,799	1,420	4,763	1,510
Total revenue	68,125	29,238	103,723	53,229
Operating expenses:
Cost of product revenue	1,108	488	1,594	1,183
Research and development expense	42,864	38,739	86,943	78,183
Selling, general and administrative expense	34,242	48,622	70,219	82,172
Transaction costs (Note 3)	1,482	—	1,482	—
Restructuring charges	92	—	3,010	—
Total operating expenses	79,788	87,849	163,248	161,538
Loss from operations	(11,663)	(58,611)	(59,525)	(108,309)
Other income (expense), net:
Interest income	31	22	55	41
Interest expense	(5,401)	(3,813)	(10,348)	(7,668)
Other Income, net (Note 3)	128,664	—	128,664	—
Foreign exchange (loss) gain	(29)	(458)	(779)	615
Other income (expense), net	123,265	(4,249)	117,592	(7,012)
Income (loss) before provision for income taxes	111,602	(62,860)	58,067	(115,321)
Provision for income taxes	1,754	300	2,006	514
Net income (loss)	$109,848	$(63,160)	$56,061	$(115,835)
Net income (loss) per share:
Basic	$0.57	$(0.33)	$0.29	$(0.62)
Diluted	$0.56	$(0.33)	$0.29	$(0.62)
Shares used in net income (loss) per share calculations:
Basic	191,485	188,598	190,894	188,220
Diluted	194,569	188,598	193,504	188,220

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$109,848	$(63,160)	$56,061	$(115,835)
Other comprehensive income (loss):
Net unrealized loss on marketable securities	(1,923)	—	(5,909)	—
Cumulative translation adjustment, net of tax of $0	(12)	(77)	(44)	159
Defined benefit pension obligation, net of tax of $0	36	(495)	91	(418)
Reclassification of cumulative translation adjustment and pension obligation adjustments to earnings upon sale of European operations	2,939	—	2,939	—
Other comprehensive income (loss)	1,040	(572)	(2,923)	(259)
Comprehensive income (loss)	$110,888	$(63,732)	$53,138	$(116,094)
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
In thousands	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$56,061	$(115,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	7,300	5,762
Stock-based compensation	9,377	19,078
Repayment of interest related to facility lease obligation	(2,572)	—
Reclassification of currency translation adjustment and pension obligation adjustments to earnings upon sale of European operations	2,939	—
Gain on the Incyte transaction	(131,575)	—
Increase (decrease) from:
Accounts receivable	(7,448)	(6,022)
Inventory	(1,122)	(347)
Other current assets	(1,027)	12,151
Other assets	1,522	527
Accounts payable	(6,789)	97
Accrued compensation and benefits	(10,593)	(7,585)
Current portion of long-term facility lease obligation	—	393
Accrued product development expenses	(69)	5,484
Other accrued expenses	7,514	1,381
Other liabilities	(23,908)	2,828
Deferred revenue	2,643	3,471
Net cash used in operating activities	(97,747)	(78,617)
Cash flows from investing activities:
Investment in property and equipment	(31,504)	(2,700)
Proceeds from the Incyte transaction, net of $4,484 of cash transferred	144,847	—
Net cash provided by (used in) investing activities	113,343	(2,700)
Cash flows from financing activities:
Repayment of long-term debt	(2,889)	—
Reimbursements of amounts related to facility lease obligation	26,759	15
Proceeds from issuance of common stock pursuant to stock option and purchase plans	4,074	2,620
Payment of tax withholding obligations related to stock compensation	(1,337)	(174)
Net cash provided by financing activities	26,607	2,461
Effect of exchange rates on cash	(44)	134
Net increase (decrease) in cash and cash equivalents	42,159	(78,722)
Cash and cash equivalents, beginning of period	230,888	352,688
Cash and cash equivalents, end of period	$273,047	$273,966
Supplemental disclosures:
Capitalization of construction-in-progress related to facility lease obligation	$8,068	$22,911
Non-cash transaction – property and equipment included in accounts payable or accruals	$4,054	$587
Non-cash transaction – sublease tenant improvements related to facility lease obligation	$11,788	$—
Non-cash transaction – marketable equity securities recorded at fair market value	$(5,909)	$—

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business

Nature of Business

Unless the context requires otherwise, references to “ARIAD,” “Company,” “we,” “our,” and “us,” in this quarterly report refer to ARIAD Pharmaceuticals, Inc. and its subsidiaries.

Headquartered in Cambridge, Massachusetts, ARIAD is focused on discovering, developing and commercializing precision therapies for patients with rare cancers. ARIAD is working on new medicines to advance the treatment of rare forms of chronic and acute leukemia, lung cancer and other rare cancers.

The Company has one approved cancer medicine, Iclusig® (ponatinib), for the treatment of certain patients with chronic myeloid leukemia (“CML”) and Philadelphia chromosome positive acute lymphoblastic leukemia (“Ph+ ALL”). The Company sells Iclusig directly in the United States and has partnered with third parties to commercialize Iclusig in selected territories throughout the rest of the world, including Europe, Japan and the Far East, Canada, Australia, Latin America, Israel and the Middle East and North Africa. The Company is also developing Iclusig in earlier lines of therapy and for additional cancer indications.

In addition to Iclusig, the Company is developing two product candidates for the treatment of certain rare forms of lung cancer. Brigatinib is the Company’s next most advanced drug candidate, which it is developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC. The Company has completed enrollment in a pivotal Phase 2 clinical trial of brigatinib and initiated the filing of a new drug application, or NDA, in the United States for the treatment of patients with aplastic lymphoma kinase, or ALK, positive NSCLC who are resistant to the drug crizotinib. The Company is also studying brigatinib in a Phase 3 clinical trial as a potential first-line therapy. AP32788 is the Company’s most recently discovered drug candidate, and is being developed for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases. The Company is currently studying AP32788 in a Phase 1/2 proof-of-concept clinical trial.

In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer, and is also seeking to apply the Company’s core competency in kinase inhibitors for precision therapies to explore the potential for the use of small molecules in immuno-oncology.

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
Foreign Currency
The net total of realized and unrealized transaction losses and gains was a loss of $0.1 million and $0.5 million, respectively, for the three month periods ended June 30, 2016 and 2015. The net total of realized and unrealized transaction losses and gains was a loss of $0.9 million and a gain of $0.6 million, respectively, for the six-month periods ended June 30, 2016 and 2015.

Marketable Securities
Marketable securities consist of 687,139 shares of common stock of REGENXBIO, Inc. (“REGENXBIO”), which became a publicly traded company in September 2015. At June 30, 2016 these shares had a value of $5.5 million. The Company obtained these shares in connection with a license agreement it entered into with REGENXBIO in November 2010 for certain gene expression regulation technology. The Company was restricted from trading these securities until March 14, 2016 pursuant to an agreement it entered into with REGENXBIO. The Company has classified these shares as “available for sale” investments and recognized an unrealized loss of $1.9 million and $5.9 million for the three and six-month periods ended June 30, 2016, respectively, using a Level 1 valuation input, which has been excluded from the determination of net income (loss) and is recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in the three and six-month periods ended June 30, 2016. These shares had been accounted for using the equity method with a carrying value of zero due to losses incurred by REGENXBIO in previous years.

Accrued Rent

The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as accrued rent. Any lease incentives received are deferred and amortized over the term of the lease. At June 30, 2016 and December 31, 2015, the amount of accrued rent was $4.4 million and $5.4 million for each period. Of these amounts, at June 30, 2016 and December 31, 2015, $3.8 million and $4.8 million for each period was included in other long-term liabilities, with the remaining $0.6 million as of both June 30, 2016 and December 31, 2015, respectively, included in other current liabilities.
Product Revenue, Net
The following table summarizes the activity in each of the product revenue allowances and reserve categories for the six-month period ended June 30, 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives/ Returns	Total
Balance, January 1, 2016	$111	$4,460	$551	$5,122
Provision	375	6,036	363	6,774
Payments or credits	(331)	(4,936)	(250)	(5,517)
Balance, March 31, 2016	155	5,560	664	6,379
Provision	457	12,147	(270)	12,334
Payments or credits	(464)	(6,071)	(94)	(6,629)
Adjustments	—	(4,684)	(55)	(4,739)
Balance, June 30, 2016	$148	$6,952	$245	$7,345

The adjustments recorded during the three-months ended June 30, 2016 relate to the Incyte transaction, including the sale of ARIAD's European operations. As part of the transaction, the allowance and reserves relating to ARIAD's European subsidiaries transferred to Incyte.

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

Negotiations with the Economic Committee on Health Care Products in France regarding pricing and reimbursement for Iclusig concluded during the quarter ended June 30, 2016. As a result, the Company recorded revenue of $25.5 million related to cumulative shipments to customers in France during the the three months ended June 30, 2016 ($22.5 million is related to shipments through 2015 and $3.0 million is related to shipments in 2016 through May 31, 2016). The revenue recorded in 2016 related to product shipments in France prior to the close of the transaction with Incyte on June 1, 2016. At June 30, 2016, the Company has recorded a liability in the amount of $4.5 million recorded within Other Current Liabilities related to the clawback settlement based on the final approved price of Iclusig with the Ministry of Health in France, which represents the amount the Company expects to remit to the Ministry of Health.

The Company has entered into distributor arrangements for Iclusig in a number of territories including Australia, Canada, Israel, Latin America, Middle East and North Africa, certain countries in central and Eastern Europe, and Turkey and Japan and the Far East. The Company recognizes net product revenue from sales of Iclusig under these arrangements when all criteria for revenue recognition have been satisfied.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of June 30, 2016, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.
For the three and six-month period ended June 30, 2016 one individual customer accounted for 50 percent and 58 percent of net product revenue, respectively. For both the three and six-month period ended June 30, 2015 one individual customer accounted for 78 percent of net product revenue. As of June 30, 2016, one individual customer accounted for 90 percent of accounts receivable. As of June 30, 2015, one individual customer accounted for 68 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for either 2016 or 2015 or accounts receivable as of either June 30, 2016 or December 31, 2015.
Segment Reporting and Geographic Information
The Company organizes itself into one operating segment reporting to the Chief Executive Officer. For the three-month periods ended June 30, 2016 and 2015, product revenue from customers outside the United States totaled 50 percent and 22 percent, respectively. For the three month period ended June 30, 2016, 39 percent of product revenue was generated from customers in France. For the six-month periods ended June 30, 2016 and 2015, product revenue from customers outside the United States totaled 42 percent and 22 percent, respectively. For the six month period ended June 30, 2016, 26 percent of product revenue was generated from customers in France. Long lived assets outside the United States totaled $1.4 million at December 31, 2015.

Recent Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

3. Incyte Transaction

On May 9, 2016, ARIAD (as guarantor) and its wholly-owned subsidiary ARIAD Pharmaceuticals (Cayman) L.P. (the “Seller”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Incyte Corporation (“Incyte”) (as guarantor) and its wholly-owned subsidiary Incyte Europe S.a.r.l. (“Incyte Europe”), pursuant to which Incyte Europe agreed to acquire from the Seller all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig® (ponatinib) in the European Union (“EU”) and other countries, including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”), for an upfront payment of $140 million (the “Upfront Payment”) subject to adjustment for estimated closing working capital balances.

In connection with the closing of the transactions on June 1, 2016, the parties also entered into an Amended and Restated Buy-in License Agreement between ARIAD, Incyte (as guarantor) and ARIAD Pharmaceuticals (Europe) S.a.r.l., one of the entities that was acquired by Incyte through the Share Purchase Agreement (the “License Agreement”). Under the terms of the License Agreement, Incyte was granted an exclusive license to develop and commercialize Iclusig in the Territory (the “License”). ARIAD is entitled to receive tiered royalties from Incyte of between 32 percent and 50 percent of net sales of Iclusig in the Territory (the “Royalty Payments”). The Royalty Payments will be subject to adjustment for certain events, including events related to the expiration of statutory or regulatory exclusivity periods for the commercialization of Iclusig in the Territory. In addition, ARIAD is eligible to receive up to $135 million in potential development and regulatory milestones for Iclusig in new oncology indications in the Territory, together with additional milestones for non-oncology indications, if approved, in the Territory (the "Milestone Payments"). Incyte has agreed to contribute up to $7.0 million in each of 2016 and 2017 to fund ARIAD’s OPTIC and OPTIC-2L clinical trials ("Development Costs"). Incyte will also pay ARIAD for any required product supply at a price reflecting ARIADs cost to manufacture.

The terms of the License Agreement also include an option (the “Option”) for an acquirer of ARIAD to re-purchase the licensed rights from Incyte, subject to certain conditions. Upon exercise of the Option, ARIAD’s acquirer would be required to make a payment to Incyte equivalent to the Upfront Payment and any Milestone Payments or Development Costs previously paid to ARIAD, and an additional payment based on Iclusig sales in the Territory in the 12 months immediately prior to the exercise of the Option. Following exercise of the Option, Incyte would also be eligible to receive royalties of between 20% to 25% of net sales of Iclusig in the Territory by an acquirer of ARIAD following the effective date of the re-purchase of the License. The Option cannot be exercised before the two year anniversary, or after the six year anniversary, of the effective date of the License Agreement. Following exercise of the Option, there is a further transition period of one year before the re-purchase of the License can be made effective.

Unless terminated earlier in accordance with its provisions, the term of the License Agreement, including Incyte's obligation to make the full Royalty Payments, will continue in effect on a country-by-country basis until the latest to occur of (1) the expiration date of the composition patent in the relevant country (which, for the countries in Europe covered by the Company's patents, is generally July 2028, subject to a potential six-month extension for pediatric exclusivity), (2) the expiration of any regulatory marketing exclusivity period or other statutory designation that provides similar exclusivity for the commercialization of Iclusig in such country and (3) the seventh anniversary of the first commercial sale of Iclusig in such country; and thereafter, in the absence of generic competition, for a specified period of time in which Incyte will be obligated to pay royalties at a reduced rate.

The transaction closed on June 1, 2016. Consideration for the transaction included the $140 million Upfront Payment at closing plus an estimated adjusted working capital payment of $4.8 million. The working capital payment is net of cash acquired in the transaction by Incyte.

The agreements contain multiple elements to be delivered subsequent to the closing of the transaction, including regulatory support, ongoing development activities for the OPTIC and OPTIC-2L clinical trials, and supply of product. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the determination of the gain recorded on the sale of the European operations. Contingent royalty payments and funding for the OPTIC and OPTIC-2L trials are similarly allocated among the underlying elements if and when the amounts are determined to be payable to ARIAD. Amounts allocated to the sale of the business are immediately recognized in the statement of operations. Amounts allocated to the other elements are recognized in the statement of operations only to the extent each respective element has been delivered.

Net proceeds for the purpose of calculating the Company's gain on the Incyte transaction were $150.5 million, consisting of $144.8 million received at closing, $7.5 million of net liabilities residing with the Company's European subsidiaries that were transferred to Incyte, partially offset by $1.8 million related to an expected refund to Incyte related to a final working capital adjustment. Approximately $131.6 million of the consideration was allocated to the sale of the business and the remaining $18.9 million was allocated to the undelivered elements described above. The Company also record a $2.9 million loss related to the reclassification into earnings the accumulated other comprehensive income associated with the cumulative translation adjustments and pension liability adjustment related to the Company's European subsidiaries. The reclassification was recorded upon transfer of the Company's European subsidiaries to Incyte as part of the transaction. The net gain recorded in other income, net during the three and six-month periods ended June 30, 2016 was $128.7 million.

Consideration allocated to the regulatory support, research and development and supply activities will be recognized over the applicable performance periods. Revenue related to the research and development and regulatory support will be recognized on a proportional performance basis. Amortization of deferred revenue attributed to each of the undelivered elements will be included in other revenue as the sale of these services is considered part of ARIAD’s ongoing major or central operations.

This transaction did not qualify as a discontinued operation as it was not considered to be a strategic shift by the Company.

4. License and Collaboration Agreements
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

The nonrefundable upfront cash payment has been recorded as deferred revenue on the Company's balance sheet and is being recognized as revenue on a straight-line basis over the estimated term (currently estimated to extend through 2029), beginning at the point at which the Company began to provide all elements included in the Collaboration Agreement, which occurred in April 2015.
Medinol Ltd.
The Company entered into an agreement with Medinol Ltd. (“Medinol”) in 2005 pursuant to which the Company granted to Medinol a non-exclusive, world-wide, royalty-bearing license, under its patents and technology to develop, manufacture and sell stents and other medical devices to deliver the Company’s mTOR inhibitor, ridaforolimus, to prevent reblockage of injured vessels following stent-assisted angioplasty. The term of the license agreement extends to the later to occur of the expiration of the Company’s patents relating to the rights granted to Medinol under the license agreement or fifteen years after the first commercial sale of a product developed under the agreement.

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

5. Inventory
All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of June 30, 2016 and December 31, 2015:

In thousands	2016	2015
Raw materials	$482	$813
Work-in-process	1,289	89
Finished goods	814	1,007
Total	2,585	1,909
Current portion	(903)	(1,096)
Non-current portion included in intangible and other assets, net	$1,682	$813
The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig and to support continued clinical development.

The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $0.2 million for the three-month period ended June 30, 2016 and $0.3 million and $0.2 million for the six-month periods ended June 30, 2016 and 2015, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.

6. Property and Equipment, Net
Property and equipment, net, was comprised of the following at June 30, 2016 and December 31, 2015:

In thousands	2016	2015
Leasehold improvements	$23,581	$23,609
Construction in progress	292,683	246,669
Equipment and furniture	29,158	26,388
	345,422	296,666
Less accumulated depreciation and amortization	(44,460)	(42,584)
Property and Equipment, Net	$300,962	$254,082
As of June 30, 2016 and December 31, 2015, the Company has recorded construction in progress of $292.7 million and $246.7 million, and a related facility lease obligation of $275.8 million and $231.7 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. See Notes 9 and 10.
Depreciation and amortization expense was $1.2 million and $0.8 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $2.4 million and $1.7 million for the six-month periods ended June 30, 2016 and 2015, respectively.
7. Intangible and Other Assets, Net
Intangible and other assets, net, were comprised of the following at June 30, 2016 and December 31, 2015:

In thousands	2016	2015
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,117)	(5,076)
	858	899
Inventory, non-current	1,682	813
Other assets	2,871	4,393
Intangible and Other Assets, Net	$5,411	$6,105
8. Other Current Liabilities
Other current liabilities consisted of the following at June 30, 2016 and December 31, 2015:

In thousands	2016	2015
Amounts received in advance of revenue recognition	$4,476	$23,545
Other	821	779
Total	$5,297	$24,324

Amounts received in advance of revenue recognition consist of payments received from customers in France. Negotiations with the Economic Committee on Health Care Products in France regarding pricing and reimbursement for Iclusig concluded during the quarter ended June 30, 2016 (see Note 2). The Company will refund approximately $4.5 million based on the completed pricing and reimbursement negotiations.
9. Long-term Debt
Long-term debt consisted of the following at June 30, 2016 and December 31, 2015:

In thousands	2016	2015
Convertible notes, net	$168,884	$164,438
Royalty financing, net	46,619	46,921
Facility lease obligation	275,776	231,733
	491,279	443,092
Less current portion	(24,522)	(13,872)
Long term portion	$466,757	$429,220

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
The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 3.625 percent per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier repurchased or converted. The convertible notes are convertible, subject to adjustment as described below, into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of approximately 107.5095 shares of common stock per $1,000 principal amount of the convertible notes, which corresponds to an initial conversion price of approximately $9.30 per share of the Company’s common stock and represents a conversion premium of approximately 32.5 percent based on the last reported sale price of the Company’s common stock of $7.02 on June 11, 2014, the date the notes offering was priced. The principal amount of the notes exceeded the if-converted value as of June 30, 2016.
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
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the convertible notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the convertible notes in cash, common stock or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the convertible notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the convertible notes on their date of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the five year life of the convertible notes. The approximate remaining discount amortization period as of June 30, 2016 was 35.5 months. The equity component will not be remeasured for changes in fair value as long as it continues to meet the conditions for equity classification.
The outstanding convertible note balances as of June 30, 2016 and December 31, 2015 consisted of the following:

In thousands	2016	2015
Liability component:
Principal	$200,000	$200,000
Less: debt discount and unamortized debt issuance costs	(31,116)	(35,562)
Net carrying amount	$168,884	$164,438
Equity component	$40,896	$40,896
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
The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through June 30, 2016. The following table sets forth total interest expense recognized related to the convertible notes for the three and six-month periods ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Contractual interest expense	$1,813	$1,813	$3,626	$3,625
Amortization of debt discount	2,211	1,965	4,370	3,973
Amortization of debt issuance cost	38	35	75	70
Total interest expense	$4,062	$3,813	$8,071	$7,668

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
Royalty Financing

In July 2015, the Company entered into a Revenue Interest Assignment Agreement (the "RIAA") with PDL BioPharma, Inc. (“PDL”) under which the Company received an initial payment of $50 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances the Company. Under the original terms of the RIAA, the Company would receive an additional $50 million one year from the effective date of the agreement (July 2016) and had the option to receive up to an additional $100 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement. The proceeds received from PDL are referred to as “advances”.

Effective on June 1, 2016, in connection with the transactions with Incyte, ARIAD and PDL agreed to amend the RIAA to, among other things, include in the Iclusig net sales calculation under the RIAA net sales of Iclusig made by Incyte in the Territory under the License Agreement. In addition, ARIAD’s option to receive additional funding was restructured so that, in addition to the $50 million received in July 2016, ARIAD may require PDL to fund up to an additional $40 million (instead of the original $100 million) in July 2017 (instead of between January and July 2016).

Under the amended agreement, the Company agreed to pay PDL a percentage of global Iclusig net product revenues subject to an annual maximum payment of $20 million per year through 2018. The rate is 2.5 percent during the first year and increases to 5 percent in the second year through the end of 2018 and 6.5 percent from 2019 until PDL receives a 10 percent internal rate of return. Through June 30, 2016, the Company has paid a total of $3.9 million to PDL under this agreement. Payments are deemed to be applied against advances. Interest expense related to the agreement was $1.3 million and $2.3 million, respectively, for the three- and six-month periods ended June 30, 2016.

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

In connection with the agreement, the Company also entered into a security agreement with PDL in July 2015, as amended effective June 1, 2016. Under the security agreement, the Company granted PDL a security interest in certain assets relating to Iclusig, including all of the Company’s revenues from sales of Iclusig covered by the royalty financing agreement, a certain segregated deposit account established under the royalty financing agreement, and certain intellectual property, license agreements, and regulatory approvals related to Iclusig. The collateral set forth in the security agreement secures the Company’s obligations under the royalty financing agreement, including its obligation to pay all amounts due thereunder. In connection with the amendment to the RIAA, ARIAD and PDL agreed to release ARIAD’s European patents and certain other European assets from the collateral.

For accounting purposes, the agreement has been classified as a debt financing, as the Company will have significant continuing involvement in the sale of Iclusig and other products which might be covered by the agreement, the parties have the right to cancel the agreement as described above, PDL’s rate of return is implicitly limited by the terms of the transaction, volatility in the sale of Iclusig and other products would have no effect on PDL’s expected ultimate return, and PDL has certain rights in the event that product sales and related payments under this agreement are insufficient to pay down the Company’s obligations.

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

The Company determined that the put option is an embedded derivative. This item is being accounted for as a derivative and the estimated fair value of the put option, which was immaterial as of the date of the agreement and as of June 30, 2016 is carried as part of the carrying value of the related liability.

Facility Lease Obligation

As of June 30, 2016 and December 31, 2015, the Company has recorded a facility lease obligation related to its lease for a new facility under construction in Cambridge, Massachusetts. See Notes 6 and 10 for information regarding the lease and related asset under construction. During the construction period the Company is capitalizing the construction costs as a component of construction in progress with a corresponding credit to facility lease obligation to the extent the cost was paid by the Company or reimbursed by the landlord.

The Company expects to complete construction and occupy the facility in the fourth quarter of 2016. Under terms of the lease, the Company commenced making lease payments in March 2015. During the construction period, a portion of the lease payment is allocated to land lease expense and the remainder is accounted for as a reduction of the obligation. See Note 10 for information regarding payments and other terms.
10. Leases, Licensed Technology and Other Commitments
Facility Leases
The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under an operating lease that originally extended to July 2019 with two consecutive five-year renewal options. The lease provides the Company with the option to early terminate the lease in July 2017. The notification of the early termination must be made by July 2016. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. In May 2012, the Company entered into a three-year operating lease agreement for an additional 26,000 square feet of office space which was extended to August 2016. Future non-cancelable minimum annual rental payments through July 2019 under these leases are $3.3 million remaining in 2016, $6.0 million in 2017, $6.1 million in 2018 and $3.6 million in 2019, prior to the Company's exercise of its early termination right described below.

In July 2016, the Company notified the landlord of the 100,000 square foot office and laboratory facility that the Company was exercising its early termination right under the lease agreement to terminate the lease effective July 2017 (from the original end date of July 2019). As part of the termination, the Company made a payment of $1.7 million related to the termination.
Binney Street, Cambridge, Massachusetts
In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings to be constructed in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building was completed in March 2015 at which time construction of tenant improvements in the building commenced. Construction of the tenant improvements is expected to be completed in the fourth quarter of 2016.
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

As construction progresses, the Company records the project construction costs incurred as an asset. To the extent that the cost is incurred by the landlord or incurred by the Company and reimbursed by the landlord, the Company records a corresponding increase to facility lease obligation included in long-term debt on the consolidated balance sheet. Upon completion of the buildings, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the relevant accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of June 30, 2016, the Company has recorded construction in progress of $292.7 million and a facility lease obligation of $275.8 million.
The initial term of the lease is for 15 years from substantial completion of the core and shell of the buildings, which occurred in March 2015, with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the future non-cancelable minimum annual lease payments under the lease are $4.4 million remaining in 2016, $25.5 million in 2017, $31.0 million in 2018, $31.5 million in 2019, $32.1 million in 2020, $32.7 million in 2021 and $292.6 million thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.
The Company maintains a letter of credit of $9.2 million as security for the lease, which is supported by restricted cash.

In August 2015, the Company entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date, which occurred in July 2016, with an option to extend for the remainder of the initial term of the Company’s underlying lease. The sublease rent is subject to increases over the term of the lease. Based on the agreement, during the initial term the non-cancelable minimum annual sublease payments by calendar year beginning upon the rent commencement date of the sublease are approximately $5.3 million in 2016, $10.7 million in 2017, $10.9 million in 2018, $11.1 million in 2019 and $11.3 million in 2020 and $65.5 million thereafter, plus the subtenant’s share of the facility operating expenses.

Total rent expense for the leases described above as well as other Company leases for the three-month periods ended June 30, 2016 and 2015 was $2.2 million and $2.6 million, respectively, and $4.5 million for both the six-month periods ended June 30, 2016 and 2015, respectively. Contingent rent for the three and six-month periods ended June 30, 2016 and 2015 was $176,000 and $327,000, respectively, and $369,000 and $539,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases are $7.7 million in 2016, $31.5 million in 2017, $37.1 million in 2018, $35.1 million in 2019, $32.1 million in 2020 and $325.3 million thereafter.
11. Stockholders’ Deficit
Changes in Stockholders' Equity
The changes in stockholders' equity for the six-month period ended June 30, 2016 were as follows:

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2016	189,662,148	$190	$1,338,585	$3,835	$(1,445,751)	$(103,141)
Issuance of shares pursuant to ARIAD stock plans	2,459,257	2	4,072	—	—	4,074
Stock-based compensation	—	—	9,377	—	—	9,377
Payments of tax withholding obligations related to stock compensation	—	—	(1,337)	—	—	(1,337)
Other comprehensive loss	—	—	—	(5,862)	—	(5,862)
Reclassification into earnings upon sale of European operations	—	—	—	2,939		2,939
Net Income	—	—	—	—	56,061	56,061
Balance, June 30, 2016	192,121,405	$192	$1,350,697	$912	$(1,389,690)	$(37,889)

12. Fair Value of Financial Instruments

At June 30, 2016 and December 31, 2015, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200.0 million, was $214.0 million at June 30, 2016 and $198.0 million at December 31, 2015, respectively.
13. Stock Compensation
ARIAD Stock Option and Stock Plans
The Company’s 2001, 2006 and 2014 stock option and stock plans (the “Plans”), which have been approved by the Company's stockholders, provide for the award of non-qualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2006 Plan has no shares remaining available for grant, although existing stock options granted remain outstanding. The 2001 Plan expired in March 2016, and there are no outstanding awards. As of June 30, 2016, there were 8,497,040 shares available for awards under the 2014 Plan.

Inducement Awards
In the first quarter of 2016, the Company issued the following equity awards to senior executives of the Company outside of the Plans as inducements material to their entering into employment with the Company in accordance with NASDAQ rules (the "Inducement Awards"): (i) for the Company's new CEO, 200,000 restricted stock units and 1,500,000 stock options, which vest over 18 months and four years, respectively; and (ii) for the Company's new CFO, 550,000 stock options vesting over four years and 150,000 performance shares that will be earned based on the relative total shareholder return of the Company’s stock price compared to component companies in the NASDAQ Biotechnology Index over a 3 year period ending December 31, 2018. There were no Inducement Awards in the three and six-month periods ended June 30, 2015.
Employee Stock Purchase Plan
In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in 2015 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each three-month withholding period. For the six-month periods ended June 30, 2016 and 2015, 174,690 and 128,151 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.
Stock-Based Compensation
The Company’s statements of operations included total compensation cost from awards under the Plans, the Inducement Awards, and purchases under the ESPP for the three and six-month periods ended June 30, 2016 and 2015, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Compensation cost from:
Stock options	$2,072	$4,129	$5,354	$8,371
Stock and stock units	487	6,395	3,758	10,461
Purchases of common stock at a discount	99	120	265	246
	$2,658	$10,644	$9,377	$19,078
Compensation cost included in:
Research and development expense	$1,524	$4,180	$4,478	$7,996
Selling, general and administrative expense	1,134	6,464	4,899	11,082
	$2,658	$10,644	$9,377	$19,078
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
Stock option activity under the Plans and Inducement Awards for the six-month period ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2016	10,232,969	$10.00
Granted	4,490,700	$6.30
Forfeited	(1,928,884)	$8.71
Exercised	(540,619)	$4.95
Options outstanding, June 30, 2016	12,254,166	$9.07
Stock and Stock Unit Grants
Stock and stock unit grants carry restrictions as to resale for periods of time or vesting provisions over time as specified in the grant, typically three years. Stock and stock unit grants are valued at the closing market price of the Company’s common stock on the date of grant and compensation expense is recognized over the requisite service period, vesting period or period during which restrictions remain on the common stock or stock units granted.
Stock and stock unit activity under the Plans and Inducement Awards for the six-month period ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	4,493,054	$8.64
Granted / awarded	3,491,512	$6.57
Forfeited	(2,513,304)	$7.64
Vested or restrictions lapsed	(1,855,022)	$8.48
Outstanding, June 30, 2016	3,616,240	$7.42
The total fair value of stock and stock unit awards that vested during the six-months ended June 30, 2016 and 2015 was $11.7 million and $6.8 million, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted was $16.2 million at June 30, 2016 and will be recognized over 1.6 years on a weighted average basis.
The Company recognizes compensation expense for performance share units when the achievement of the performance metric is determined to be probable of occurrence. The total number of units earned, and related compensation cost, may be up to 60 percent higher depending on the level or timing of achievement of the metric as defined in the specific award agreement.

14. Net Income (Loss) Per Share
Basic net loss per share amounts have been computed based on the weighted-average number of common shares outstanding. Diluted net loss per share amounts have been computed based on the weighted-average number of common shares outstanding plus the dilutive effect, if any, of potential common shares. The computation of potential common shares has been performed using the treasury stock method. Because of the net loss reported in certain periods, diluted and basic net loss per share amounts are the same for those periods.
The net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2016	2015	2016	2015
Net income (loss)	$109,848	$(63,160)	$56,061	$(115,835)

Shares used in basic computation	191,485	188,598	190,894	188,220
Dilutive impact of employee equity award plans	3,084	—	2,610	—
Shares used in diluted computation	194,569	188,598	193,504	188,220

Net income per Share:
Basic	$0.57	$(0.33)	$0.29	$(0.62)
Diluted	$0.56	$(0.33)	$0.29	$(0.62)

We have excluded 10.1 million and 14.8 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended June 30, 2016 and 2015, respectively, and 10.6 million and 14.8 million shares of common stock potentially issuable under employee equity award plans in the six months ended June 30, 2016 and 2015, respectively, from the diluted net income per share calculations, as their effect would have been anti-dilutive.
We have also excluded the impact of the convertible debt and related warrants from the calculation of diluted share computation. Holders of the convertible notes may covert their Notes into shares of the Company’s common stock at the applicable conversion rate, subject to certain conditions (refer to Note 9 for a full description). Since it is the Company's stated intent to settle the principal amount of the Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. Since the average price of the Company's common stock was less than the effective conversion price for such Notes during the reporting periods, the Notes were not dilutive for such periods.
Since the average price of the Company's common stock was less than the strike price of the Warrants for the reporting periods, such Warrants were also not dilutive. Upon exercise of the Warrants, holders of the Warrants may acquire up to 21.5 million shares of the Company's common stock at an exercise price of $12.00 (refer to Note 9 for additional information on the Warrants). If the market price per share of the Company's common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2016 were as follows:

In thousands	Unrealized Gains on Marketable Securities, net of tax	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, April 1, 2016	2,835	535	(3,498)	(128)
Other comprehensive (loss) income	(1,923)	(12)	36	(1,899)
Reclassification into earnings upon sale of European operations	—	(523)	3,462	2,939
Balance, June 30, 2016	$912	$—	$—	$912

In thousands	Unrealized Gains on Marketable Securities, net of tax	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2016	6,821	567	(3,553)	3,835
Other comprehensive (loss) income	(5,909)	(44)	91	(5,862)
Reclassification into earnings upon sale of European operations	—	(523)	3,462	2,939
Balance, June 30, 2016	$912	$—	$—	$912

16. Restructuring Actions
During 2016, the Company incurred expenses of $3.0 million associated with employee workforce reductions of approximately 90 positions implemented in March 2016. During the quarter ended June 30, 2016, $1.9 million was paid. In connection with the Incyte transaction, $0.8 million of the balance was transferred to Incyte as part of the sale of ARIAD's European operations. The remaining restructuring balance will be fully paid by the end of 2016.

In thousands	June 30, 2016
Balance, January 1, 2016	$—
Charges	3,010
Amounts paid	(1,837)
Adjustments, net	(827)
Balance, June 30, 2016	$346

17. Litigation
There were no material legal proceedings that were instituted or terminated during the quarter ended June 30, 2016, and there have been no material developments in the pending legal proceedings disclosed in Note 16 to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Overview
ARIAD is focused on discovering, developing and commercializing precision therapies for patients with rare cancers. We are working on new medicines to advance the treatment of rare forms of chronic and acute leukemia, lung cancer and other rare cancers.
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

•
Brigatinib (previously known as AP26113) is our next most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC. We have completed enrollment in our ALTA Phase 2 pivotal clinical trial of patients with ALK+ NSCLC who are resistant to crizotinib, and have initiated a rolling submission for regulatory approval in the United States that we expect to complete in the third quarter of 2016, which could lead to potential approval and launch in early 2017. We have also commenced a global Phase 3 clinical trial of brigatinib, called the ALTA-1L trial, designed to evaluate brigatinib as a potential front-line therapy in ALK+ NSCLC patients. Subject to the timing of enrollment, we currently anticipate to complete enrollment in this trial in 2018.

•
AP32788 is our most recent, internally discovered drug candidate, which we are developing for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases. We commenced a Phase 1/2 clinical trial of AP32788 in the second quarter of 2016.

We have retained worldwide rights to develop and commercialize these products and product candidates, other than under our collaboration and distribution agreements with various third parties to develop and/or commercialize Iclusig in Europe, Japan and nine other Asian countries, Latin America, the Middle East and North Africa, Canada, Australia, Israel, Turkey and selected other countries outside of the United States.

In addition, we have discovered two other drug candidates that we have out-licensed to third parties: ridaforolimus, which we have out-licensed for development in drug-eluting stents and other medical devices for cardiovascular indications; and rimiducid (AP1903), which we have out-licensed for development in novel cellular immunotherapies.

All of our product candidates were discovered internally by our scientists based on our expertise in computational chemistry and structure-based drug design. We are continuing to invest in a discovery research program with the goal of identifying additional potential targeted drug therapies to move into clinical development, as well as exploring potential new opportunities in immuno-oncology using our expertise in kinase inhibitors.

Recent Developments

On April 11, 2016, we announced the initiation of a randomized, front-line Phase 3 trial of brigatinib vs. crizotinib in adult patients with locally advanced or metastatic NSCLC who have not previously been treated with an anaplastic lymphoma kinase, or ALK, inhibitor, called the ALTA-1L trial, which, if successful and approved, would expand the potential commercial opportunity of the drug candidate. Subject to the timing of enrollment, we currently anticipate to complete enrollment in this trial in 2018.

On May 19, 2016, we announced the conclusion of negotiations with French regulatory authorities regarding pricing and reimbursement for Iclusig, resulting in our recording net product revenue related to cumulative shipments in France of approximately $25.5 million in the second quarter of 2016.

On May 24, 2016, we announced the appointment of Jennifer L. Herron as our Executive Vice President, Chief Commercial Officer, effective May 31, 2016. In addition, Jayne M. Gansler joined us as our Senior Vice President, Human Resources on June 6, 2016, and Elona Kogan, Esq. joined us as our Senior Vice President, General Counsel on July 15, 2016.

On May 31, 2016, we announced the initiation of a Phase 1/2 clinical trial of AP32788, an investigational tyrosine kinase inhibitor, or TKI, designed as a targeted therapy for patients with NSCLC with specific mutations in EGFR or HER2. We anticipate having preliminary data on safety and efficacy from this trial in 2017.

On June 1, 2016, we completed the sale of our European operations to Incyte Corporation, or Incyte, and entered into a license agreement for Incyte to exclusively license Iclusig in Europe and select other countries for an upfront payment of $140 million and the right to receive tiered royalties from Incyte of between 32 percent and 50 percent of net sales of Iclusig in the licensed territory and up to $135 million in potential development and regulatory milestones for Iclusig in new oncology indications. For additional information, please see Note 3 to our consolidated financial statements included in this Quarterly Report.

Effective June 1, 2016, we amended our Revenue Interest Assignment Agreement, or RIAA, with PDL BioPharma, Inc., or PDL. to include the net sales of Iclusig made by Incyte in the calculations under our agreement with PDL. In addition, our option to receive additional funding was restructured so that we may require PDL to fund up to an additional $40 million (instead of the original $100 million) in July 2017 (instead of between January and July 2016). For additional information, please see Note 9 to our consolidated financial statements included in this Quarterly Report.

On June 17, 2016, we hosted an Analyst & Investor Day in New York City in which we announced the completion of our strategic review and plans for future growth and vision to become a leader in the discovery, development and commercialization of precision therapies for patients with rare cancers. Key outcomes of the strategic review that are focused on achieving rapid progress in transforming our strategy, culture and financial position include:

•	a commitment to commercializing brigatinib in the U.S., subject to approval by the U.S. Food and Drug Administration, or FDA;

•
a focus on the valuable U.S. market, with the divestiture of our European operations and out-license of Iclusig rights in Europe and other selected countries to Incyte, while also maintaining future strategic flexibility through a buy-back provision for the licensed Iclusig rights following a change of control of ARIAD;

•
a significant reduction in our expense base, together with more rigorous cost controls, while also planning to commit resources to expand our product pipeline and conducting clinical trials to expand potential market opportunities;

•	changes to our executive leadership team and board of directors; and

•
a decision to build upon our core strengths in precision small molecule therapies and rare cancers, including investing in potential new opportunities in immuno-oncology, with pharmacologic proof-of-concept achieved against a validated lead target.

Also on June 17, 2016, we announced the initiation of a New Drug Application, or NDA, rolling submission for brigatinib to the FDA, ahead of previously announced plans. We are seeking accelerated approval for brigatinib from the FDA for patients with ALK+ NSCLC who are resistant to crizotinib and plan to request a priority review of the application. We expect to complete the rolling NDA submission in the third quarter of 2016, which could lead to potential approval and launch in early 2017.
Also on June 17, 2016, we announced distribution agreements for Iclusig in Latin America and the Middle East and North Africa under which we will receive more than 50 percent of net product sales in each of the covered territories through a product supply transfer price. In addition, under the agreement covering Latin America, we will receive upfront and potential regulatory milestone payments totaling $15 million.
We have submitted four-year data from our PACE clinical trial of Iclusig to the FDA and other health authorities as a label supplement, with an FDA action date in the fourth quarter of this year.
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
For the Three Months Ended June 30, 2016 and 2015
Revenue
Our revenues for the three-month period ended June 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Three Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Product revenue, net	$65,326	$27,818	$37,508
License, collaboration and other revenue	2,799	1,420	1,379
	$68,125	$29,238	$38,887
Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Three Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Trade allowances	$457	$304	$153
Rebates, chargebacks and discounts	12,147	3,262	8,885
Other incentives	(270)	228	(498)
Total adjustments	$12,334	$3,794	$8,540
Gross product revenue	$77,660	$31,612	$46,048
Percentage of gross product revenue	15.9%	12.0%

Revenue increased by 133 percent to $68.1 million in the three-month period ended June 30, 2016, compared to $29.2 million in the corresponding period in 2015, primarily due to increased net product revenue in the United States and Europe. In the United States, net product revenue increased by 50 percent to $32.6 million for the three month period ended June 30, 2016, compared to $21.7 million in the corresponding period in 2015. The growth in product revenue in the United States is primarily due to a 32 percent increase in the number of units of Iclusig shipped, with the remainder due to price increases. Our volume increase in the United States was partially due to an increase in the channel inventory held by our specialty pharmacy at June 30, 2016 as compared to the same period end in the prior year. In Europe, net product revenue increased by 436 percent to $32.7 million in the three-month period ended June 30, 2016, compared to $6.1 million in the corresponding period in 2015. European net product revenue included one-time French revenue of $25.5 million resulting from the completion of pricing and reimbursement negotiations (see Note 2) and approximately $7.2 million of product revenue in Europe in the first two months of the second quarter of 2016. On June 1, 2016, ARIAD out-licensed the rights to Iclusig in Europe to Incyte. From June 1, 2016, ARIAD records royalty revenue based on tiered royalty rates from Iclusig sales in Europe recognized by Incyte rather than product revenue in Europe.

Product revenue is reduced by certain gross to net deductions. For the three-month period ended June 30, 2016, gross to net deductions, as a percentage of gross revenue, were approximately 15.9 percent as compared to 12.0 percent for the corresponding period in 2015. The increase in gross to net percentage primarily relates to the impact of higher Medicaid utilization plus government mandated discounts in certain European countries. We expect our gross to net reductions related to product revenue generated in the United States, as a percentage of gross revenue, to remain relatively consistent in future periods.

We recognized $2.8 million of license revenue in the three-month period ended June 30, 2016, primarily related to the amortization of the upfront payment of $77.5 million from our Iclusig co-development and commercialization agreement with Otsuka and royalties generated on the sales of Iclusig in Europe and other selected countries after the close of the Incyte transaction on June 1, 2016.

In the United States we expect that our product revenue will continue to increase in 2016 compared to 2015 due to increasing sales volume for Iclusig as well as the effect of pricing adjustments. We also expect that we will increase our license, collaboration and other revenue due to royalty payments from Incyte based on sales of Iclusig in Europe, potential milestone payments from our existing distribution and collaboration agreements and revenue related to the Incyte transaction for research and development and regulatory support. We will no longer generate Iclusig product revenue in Europe due to the Incyte transaction.
Operating Expenses
Cost of Product Revenue
Our cost of product revenue relates to sales of Iclusig. Our cost of product revenue for the three-month period ended June 30, 2016 as compared to the corresponding period in 2015, includes the following:

	Three Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Inventory cost of Iclusig sold	$689	$276	$413
Shipping and handling costs	184	184	—
Inventory reserves/write-downs	235	28	207
	$1,108	$488	$620

During the three-month period ended June 30, 2015, the inventory provision was due to excess inventory related to certain finished products in Europe to comply with European packaging regulation as well as expired product that could no longer be sold.
Research and Development Expenses

Research and development expenses increased by $4.1 million, or 10.6 percent, to $42.9 million for the three-month period ended June 30, 2016, compared to $38.7 million for the three-month period ended June 30, 2015, for the reasons set forth below.
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
Our R&D expenses for the three-month period ended June 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Three Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Direct external expenses:
Iclusig	$7,612	$5,629	$1,983
Brigatinib	13,489	8,041	5,448
All other R&D expenses	21,763	25,069	(3,306)
	$42,864	$38,739	$4,125

Direct external expenses for Iclusig were $7.6 million in the three-month period ended June 30, 2016, an increase of $2.0 million, or 35.2 percent, as compared to the corresponding period in 2015. The increase is primarily due to increases in clinical trial costs of $2.5 million, partially offset by a decrease in other support cost of $0.5 million. Increases in clinical trial costs relate primarily to increased activity in support of patient enrollment in OPTIC and OPTIC 2L, which were initiated last year to support the use of Iclusig in earlier lines of therapy. The decrease in other support costs relate to completion of studies conducted last year to address risk factors related to cardio vascular occlusive events, activities related to the NDA filing in Japan and the completion of toxicology and pharmacology studies conducted in the previous year.

Direct external expenses for brigatinib were $13.5 million in the three-month period ended June 30, 2016, an increase of $5.4 million, or 67.8 percent, as compared to the corresponding period in 2015. The increase in expenses for brigatinib was due primarily to an increase in clinical trial costs associated with the fully enrolled ALTA pivotal trial and the initiation of the Phase 3 ALTA-1L trial during the second quarter of 2016. The increase in clinical trial costs can also be attributed to the initiation of multiple clin/pharm trials in support of this program.

All other R&D expenses were $21.8 million in the three-month period ended June 30, 2016, a decrease of $3.3 million, or 13.2 percent, in 2016 as compared to the three-month period ended June 30, 2015. The decrease is primarily due to lower personnel costs relating to headcount reductions.

As a result of our continued investment in research and development, including our ongoing clinical trials, we expect our research and development related expenses to remain consistent in the near term.
The successful development of our product candidates is uncertain and subject to a number of risks. We cannot be certain that any of our products or product candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. Our ability to obtain sources of product revenue from Iclusig and the successful development of our product candidates will depend on, among other things, our efforts to develop Iclusig in other patient populations and cancers, as well as the success of brigatinib, AP32788 and other product candidates, if any. Other risks associated with our products and product candidates are described in the section entitled “Risk Factors” in Part II, Item 1A of this report.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $34.2 million in the three-month period ended June 30, 2016, a decrease of $14.4 million, or 29.6 percent, compared to the corresponding period in 2015. The decrease is primarily due to lower professional fees of $5.2 million associated with the preparation of our proxy statement in 2015, lower personnel costs of $6.8 million associated with the reduction of force initiated in the first quarter of 2016, the sale of our European operations on June 1, 2016 and employee turnover.

As a result of our reduced facilities and headcount from the sale of our European operations, we expect our selling, general and administrative expenses to be lower in the second half of 2016 as compared to the first half of 2016.
Other Income (Expense)
Interest Income/Expense
Interest income increased to $31,000 in the three-month period ended June 30, 2016 from $22,000 in the corresponding period in 2015.
Interest expense increased to $5.4 million in the three-month period ended June 30, 2016 from $3.8 million in the corresponding period in 2015 as a result of the execution of a $50 million royalty financing agreement in July 2015. Interest expense in the three-month period ended June 30, 2016 of $4.1 million and $1.3 million was incurred related to the convertible notes and royalty financing, respectively.
Other income, net
We recognized other income, net of $128.7 million in the three-month period ended June 30, 2016, reflecting the gain on the Incyte transaction. The transaction included multiple elements that were each assigned a proportional value based on their estimated selling price. We recorded a gain of $131.6 million related to the elements considered to be delivered during the period, partially offset by $2.9 million related to the reclassification to earnings of cumulative currency translation adjustments and a cumulative adjustment in the Swiss pension liability obligation from accumulated other comprehensive income. These balances were reclassified in connection with the close of the Incyte transaction and related transfer of ownership of our European subsidiaries to Incyte.
Foreign Exchange Gain (Loss)
We recognized a net foreign exchange loss of $29,000 in the three-month period ended June 30, 2016 compared to a net foreign exchange loss of $0.5 million in the three-month period ended June 30, 2015. The losses are primarily a result of our having conducted business in Europe, as we carried accounts denominated in foreign currencies and are affected by changes in exchange rates during these periods.
Provision for Income Taxes

Our provision for income taxes for the three-month period ended June 30, 2016 was $1.8 million compared to $0.3 million in the corresponding period in 2015. The provision for income taxes in both periods primarily reflects estimated expenses for state taxes and taxes associated with certain foreign subsidiaries. During the second quarter of 2016, we incurred a state tax expense of $1.5 million related to the sale of our European business.

Results of Operations
For the Six Months Ended June 30, 2016 and 2015
Revenue

Our revenues for the six-month period ended June 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Six Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Product revenue, net	$98,960	$51,719	$47,241
License, collaboration and other revenue	4,763	1,510	3,253
	$103,723	$53,229	$50,494
Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Six Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Trade allowances	$832	$559	$273
Rebates, chargebacks and discounts	18,184	5,359	12,825
Other incentives	93	446	(353)
Total adjustments	$19,109	$6,364	$12,745
Gross product revenue	$118,069	$58,083	$59,986
Percentage of gross product revenue	16.2%	11.0%

Revenue increased by 95 percent to $103.7 million in the six-month period ended June 30, 2016 compared to $53.2 million in the corresponding period in 2015, primarily due to increased net product revenue in the United States and Europe. In the United States, net product revenue increased by 43 percent to $57.6 million for the six-month period ended June 30, 2016, compared to $40.3 million in the corresponding period in 2015. The growth in product revenue in the United States is primarily due to a 31 percent increase in the number of units of Iclusig shipped, with the remainder due to price increases. Our volume increase in the United States was partially due to an increase in the channel inventory held by our specialty pharmacy at June 30, 2016 as compared to the same period in the prior year. In Europe, net product revenue increased by 266 percent to $41.4 million in the six-month period ended June 30, 2016, compared to $11.3 million in the corresponding period in 2015. European product revenue includes one-time French revenue recognition of $25.5 million resulting from the completion of pricing and reimbursement negotiations and approximately $15.9 million of product revenue for sales in the first five months of 2016. On June 1, 2016, ARIAD out-licensed the rights to Iclusig in Europe. From June 1, 2016, we record royalty revenue based on tiered royalty rates from Iclusig sales in Europe recognized by Incyte.

Product revenue is reduced by certain gross to net deductions. For the six-month period ended June 30, 2016, gross to net deductions, as a percentage of gross revenue, were approximately 16.2 percent, as compared to 11.0 percent for the corresponding period in 2015. The increase in gross to net percentage primarily relates to the impact of higher Medicaid utilization plus government mandated discounts in certain European countries.

We recognized $4.8 million of license revenue in the six-month period ended June 30, 2016, primarily related to the amortization of the upfront payment of $77.5 million from our Iclusig co-development and commercialization agreement with Otsuka and royalties generated on the sales of Iclusig in Europe after the close of the Incyte transaction on June 1, 2016.
Operating Expenses
Cost of Product Revenue
Our cost of product revenue relates to sales of Iclusig. Our cost of product revenue for the six-month period ended June 30, 2016 as compared to the corresponding period in 2015, was as follows:

	Six Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Inventory cost of Iclusig sold	$947	$539	$408
Shipping and handling costs	365	399	(34)
Inventory reserves/write-downs	282	245	37
	$1,594	$1,183	$411

During the six-month period ended June 30, 2015, the inventory provision was due to excess inventory related to certain finished products in Europe to comply with European packaging regulation as well as expired product that could no longer be sold.
Research and Development Expenses
Research and development expenses increased by $8.8 million, or 11.2 percent, to $86.9 million for the six-month period ended June 30, 2016, compared to $78.2 million for the six-month period ended June 30, 2015, for the reasons set forth below.
Our R&D expenses for the six-month period ended June 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Six Months Ended June 30,		Increase/
In thousands	2016	2015	(decrease)
Direct external expenses:
Iclusig	$14,608	$11,858	$2,750
Brigatinib	23,892	16,802	7,090
All other R&D expenses	48,457	49,523	(1,066)
	$86,957	$78,183	$8,774

Direct external expenses for Iclusig were $14.6 million in the six-month period ended June 30, 2016, an increase of $2.8 million, or 23.2 percent, as compared to the corresponding period in 2015. The increase is primarily due to increases in clinical trial costs of $4.6 million, partially offset by a decrease in technical operations and program support costs of $1.9 million. Increases in clinical trial costs relate primarily to patient enrollment activities in OPTIC and OPTIC 2L, which were initiated last year of $6.7 million partially offset by a decrease in costs related to close out of legacy clinical trials of $2.1 million. The decrease in other program support costs primarily relates to completion of activities conducted last year to assess the safety profile and risk factors associated with cardio vascular occlusive events, as well as activities to support commercialization of Iclusig in Canada and new drug application filings in Japan.

Direct external expenses for brigatinib were $23.9 million in the six-month period ended June 30, 2016, an increase of $7.1 million, or 42.2 percent, as compared to the corresponding period in 2015. The increase in expenses for brigatinib is due primarily to an increase in clinical trial costs of $8.1 million partially offset by a decrease in technical operations and program support costs of $1.0 million. Increases in clinical trial costs relate primarily to costs associated with the fully enrolled ALTA pivotal trial and the initiation of our Phase 3 trial ALTA-1L during the period, as well as new clin/pharm trials initiated this year in support of this program. The decrease in technical operations and program support costs is due to completion of process development and validation activities in manufacturing, as well as decreases in costs related to pharmacology studies conducted in previous year.

All other R&D expenses were $48.5 million in the six-month period ended June 30, 2016, a decrease of $1.1 million, or 2.2 percent, in 2016 as compared to the six-month period ended June 30, 2015. The decrease is primarily due to lower personnel related to stock-based compensation expense of $3.0 million partially offset by higher external medical affairs costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $70.2 million in the six-month period ended June 30, 2016, a decrease of $12.0 million, or 14.5 percent, compared to the corresponding period in 2015. The decrease is primarily due to lower professional fees of $9.7 million associated with the preparation of our proxy statement in the prior year period, lower personnel costs of $4.7 million associated with the reduction of force initiated in the first quarter of 2016, the sale of our European operations on June 1, 2016 and employee turnover, partially offset by a $2.5 million increase in commercial costs, primarily related to costs incurred to prepare for the potential launch of brigatinib.

Other Income (Expense)
Interest Income/Expense
Interest income increased to $55,000 in the six-month period ended June 30, 2016 from $41,000 in the corresponding period in 2015.
Interest expense increased to $10.3 million in the six-month period ended June 30, 2016 from $7.7 million in the corresponding period in 2015 as a result of the execution of a $50 million royalty financing agreement in July 2015. Interest expense in the six-month period ended June 30, 2016 of $8.1 million and $2.2 million related to the convertible notes and royalty financing, respectively.
Other income, net
We recognized other income, net of $128.7 million in the six-month period ended June 30, 2016, reflecting the gain on the Incyte transaction. The transaction included multiple elements that were each assigned a proportional value based on their estimated selling price. We recorded a gain of $131.6 million related to the elements considered to be delivered during the period, partially offset by $2.9 million related to the reclassification to earnings of cumulative currency translation adjustments and a cumulative adjustment in the Swiss pension liability obligation from accumulated other comprehensive income. These balances were reclassified after the close of the Incyte transaction and related transfer of ownership of our European subsidiaries to Incyte.
Foreign Exchange Gain (Loss)
We recognized a net foreign exchange loss of $0.8 million in the six-month period ended June 30, 2016, compared to a net foreign exchange gain of $0.6 million in the six-month period ended June 30, 2015. The losses are a result of our having conducted business in Europe, as we carried accounts denominated in foreign currencies and are affected by changes in exchange rates during these periods.
Provision for Income Taxes

Our provision for income taxes for the six-month period ended June 30, 2016 was $2.0 million compared to $0.5 million in the corresponding period in 2015. The provision for income taxes in both periods primarily reflects estimated expenses for state taxes and taxes associated with certain foreign subsidiaries. During the second quarter of 2016, we incurred a state tax expense of $1.5 million related to the sale of our European business.

Liquidity and Capital Resources
At June 30, 2016, we had cash, cash equivalents, and marketable securities totaling $278.5 million and working capital of $212.6 million, compared to cash, cash equivalents and marketable securities totaling $242.3 million and working capital of $142.9 million at December 31, 2015. The increase is primarily due to the receipt of approximately$144.8 million in net proceeds from the Incyte transaction in June 2016, partially offset by our loss from operations for the six-month month period ended June 30, 2016 as described above.

In July 2015, we entered into a royalty financing agreement with PDL, under which we received $50 million upon signing and received an additional $50 million in July 2016. In addition, we and PDL amended the royalty financing agreement in connection with the closing of the Incyte transaction on June 1, 2016 to provide us with an option to draw down up to an additional $40 million in July 2017. In return, we agreed to pay PDL a percentage of Iclusig global net revenues equal to 2.5 percent during the first year of the royalty financing agreement, 5 percent from the end of the first year through the end of 2018 (subject to annual maximum payments of $20 million per year through 2018), and 6.5 percent from 2019 until PDL receives an internal rate of return of 10 percent on funds advanced to us. This financing has allowed us to accelerate the initiation of a front-line trial of brigatinib and invest in launch readiness, while providing strategic flexibility with respect to additional financing and partnering alternatives.

For the six-month period ended June 30, 2016, we reported a loss from operations of $59.5 million and cash used in operating activities of $97.7 million. Going forward, we expect to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased product and royalty revenue generated on the sales of Iclusig and potential future regulatory approvals of brigatinib and our other product candidates.
Our balance sheet at June 30, 2016 includes property and equipment of $301.0 million, which represents an increase of $46.9 million from December 31, 2015. The increase is primarily due to the ongoing costs of construction, as described below, of new laboratory and office space in two adjacent, connected buildings in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in the first half of 2015, at which time we commenced making lease payments. Construction of tenant improvements is expected to be completed in the fourth quarter of 2016, at which time we expect to occupy the buildings. For accounting purposes, we are the deemed owner for the project during the construction period and accordingly, we have recorded the project construction costs as an asset ($292.7 million at June 30, 2016) and a corresponding facility lease obligation of ($275.8 million at June 30, 2016 which is net of reductions for lease payments made). As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase.
Sources of Funds
We have financed our operations and investments to date primarily through sales of our common stock and convertible notes in public and private offerings, through our 2015 royalty financing transaction, through the sale of our European operations and the license of Iclusig rights in Europe and other countries to Incyte in June 2016, through the receipt of upfront and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders.
With the sales of Iclusig in the United States from January through October 2013 and commencing again in January 2014, as well as sales in Europe since the second half of 2013, we have generated product and royalty revenues that have contributed to our cash flows. However, our cash flows generated from sales of Iclusig are not currently sufficient to fund operations and we rely on funding from other sources to fund our operations.

During the six-months ended June 30, 2016 and 2015, our sources of cash from investing and financing activities were as follows:

	Six Months Ended June 30,
In thousands	2016	2015
Proceeds from the Incyte transaction, net of cash transferred	$144,847	$—
Option and stock purchase plans	4,074	$2,620
Reimbursement of amounts related to facility lease obligation	26,759	15
	$175,680	$2,635
We intend to rely on the following as our primary sources of liquidity:

•	our existing cash, cash equivalents, and marketable securities, together with $50 million provided by PDL in July 2016 under our royalty financing agreement;

•	cash flows from sales of Iclusig, including from royalties on sales outside the United States from our collaborators and distributors;

•	payments under our license agreement with Incyte, including up to $14 million in cost-sharing for our OPTIC and OPTIC-2L trials, and up to $135 million in potential milestone payments;

•	future milestone payments under our existing collaboration and distribution agreements; and

•	funding from potential new collaborative agreements, licenses or strategic alliances.
In the near-term, we expect that sales of Iclusig will increase as we continue to work to increase the number of patients who are treated with Iclusig and launch the product in new markets and implement periodic pricing increases, offset by the loss of product revenue in Europe and the rest of the licensed territory following the closing of the Incyte transaction. In addition, our royalty financing agreement with PDL, as amended, provides us with the option to receive up to $40 million in July 2017. We expect that cash flows from product and royalty revenue generated on sales of Iclusig and brigatinib, if approved, the proceeds and cost savings resulting from our transaction with Incyte, milestone payments from our current distribution and collaboration agreements, our current cash, cash equivalents and marketable securities, and funding available to us from our royalty financing agreement with PDL will be sufficient to fund our operations for the foreseeable future.
Uses of Funds
The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, including our royalty financing obligation, and to invest in our property and equipment as needed for our business. Our uses of cash during the six-month periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
In thousands	2016	2015
Net cash used in operating activities	$97,747	$78,617
Repayment of long-term borrowings and capital leases	2,889	—
Investment in property and equipment	31,504	2,700
Payment of tax withholding obligations related to stock compensation	1,337	174
	$133,477	$81,491
The net cash used in operating activities is comprised of our net income (loss), adjusted for the gain on the Incyte transaction, non-cash expenses, deferred revenue and working capital requirements. Our net cash used in operating activities in the six-month period ended June 30, 2016 increased by $19.1 million. The difference is primarily due to the timing of accounts payable payments and collection of accounts receivables as compared to 2015. Other significant uses of cash in the six-month period end June 30, 2016 compared to 2015 were the payment of tax withholding obligations related to stock-based compensation of $1.3 million and the payments made related to our royalty financing agreement with PDL for 2015 of $2.9 million.
We currently occupy facilities in Cambridge, Massachusetts from which we conduct and manage our business. We plan to move all of our operations to new space in Cambridge, Massachusetts currently under construction. The landlord completed construction of the core and shell of the buildings in March 2015, at which time our lease payments commenced. Tenant improvements and the fit-out of the facility are expected to be completed in the fourth quarter of 2016, at which time we plan to occupy the facility. The landlord has provided a tenant improvement allowance for such costs. To the extent such costs exceed the allowance, we will be responsible for funding such excess. We incurred $31.5 million related to the fit-out of our new facility during the first 6 months of 2016 partially offset by landlord reimbursements of $26.8 million. We will continue to be obligated to make rental payments on our existing facility on Landsdowne Street in Cambridge, Massachusetts through July 2017.

In August 2015 we entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Cambridge, Massachusetts facility currently under construction. The sublease has an initial term of 10 years from the rent commencement date (July 1, 2016) with an option to extend for the remainder of the initial term of the Company’s underlying lease. The sublease rent is subject to annual percentage increases over the term of the lease. We plan to sublease additional space that we will not need for our operations.

Liquidity
We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. We must pay interest on the $200.0 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. In addition, we are required to make payments to PDL under our royalty financing agreement based on a single digit percentage of our net product sales of Iclusig over the term of the agreement. We expect that cash flows from product and royalty revenue generated on sales of Iclusig and brigatinib, if approved, the proceeds and cost savings resulting from our transaction with Incyte, milestone payments from our current distribution and collaboration agreements, our current cash, cash equivalents and marketable securities, and funding available to us from our royalty financing agreement with PDL will be sufficient to fund our operations for the foreseeable future.
The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including amounts of future product and royalty revenue generated by Iclusig, the potential introduction of brigatinib and one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs.
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
There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate our commercialization of Iclusig or any other products; (2) delay, limit, reduce or terminate preclinical studies, clinical trials or other clinical development activities for one or more of our approved products or product candidates; (3) delay, limit, reduce or terminate our discovery research or preclinical development activities; or (4) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, approved products, technologies or intellectual property.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we maintained outstanding letters of credit of $10.9 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.
Contractual Obligations
We have substantial fixed non-cancellable contractual obligations, which were comprised of the following as of June 30, 2016:

		Payments Due By Period
In thousands	Total	In 2016	2017 through 2019	2020 through 2021	After 2021
Long-term debt	$200,000	$—	$200,000	$—	$—
Royalty financing	46,129	—	—	46,129	—
Lease agreements	468,809	7,701	103,736	64,756	292,616
Other long-term obligations	5,958	2,383	3,425	100	50
Total fixed contractual obligations	$720,896	$10,084	$307,161	$110,985	$292,666
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

Royalty financing reflects the repayment of an advance provided by PDL of $50 million received in July 2015, which was the effective date of the agreement. An additional committed advance of $50 million occurred in July 2016. Effective June 1, 2016, the royalty financing agreement was amended to provide us with an option to receive up to an additional $40 million in July 2017 (reduced from $100 million under the original terms of the agreement). These additional amounts are not included in the table above. Repayments of principal are calculated based on a single digit royalty on projected Iclusig net product revenues and an internal rate of return of 10 percent over the term of the agreement based on the timing and outstanding balances of advances. In addition, as part of the agreement, we are required to repay any outstanding advances by the fifth anniversary of each advance. See Note 3 Incyte Transaction and Note 9, Long-term Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Lease agreements consist of payments to be made on our building leases in Cambridge, Massachusetts, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease as amended. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. In August 2015, we entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date (July 1, 2016) with an option to extend for the remainder of the initial term of our underlying lease. See Note 10, Leases, License Technology and Other Commitments, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. The contractual table above includes approximately $18.7 million of future payments related to our current office lease in Cambridge. In July 2016, we notified our landlord that we exercised our early termination right under the agreement that allows us to terminate the lease effective July 2017 (from the original end date of July 2019). As part of the termination, we made a payment of $1.7 million related to the termination.

Other long-term obligations are comprised primarily of our liability for unrecognized tax positions, which is expected to be determined by the end of 2016 and milestone payments due under our third party licensing arrangements.
Securities Litigation Reform Act
Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to: (i) our future financial performance, results of operations and liquidity, including product and royalty revenue, research and development expenses, selling, general and administrative expenses, capital expenditures, income taxes, and our expected liquidity needs and available cash; (ii) the future performance of our collaborators, distributors, manufacturers and partners; (iii) the manufacturing and commercialization, including pricing and reimbursement, of Iclusig, brigatinib and our other product candidates, if approved; (iv) the development, regulatory filing and review, and commercial potential of our products and product candidates, including the anticipated timing and results of our clinical trials, and the timing and results of our submissions to regulatory authorities for our products and product candidates; (v) potential changes to our near- and long-term objectives; (vi) the timing and costs associated with our new corporate headquarters under construction in Cambridge, Massachusetts; (vii) the expected benefits from our royalty financing with PDL; and (viii) the expected benefits to us and the impact on our financial position and operating expenses and our plans following our transaction with Incyte. All such forward-looking statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties include, but are not limited to, our ability to successfully commercialize and generate profits from sales of Iclusig and our product candidates, if approved; competition from alternative therapies; our ability to meet anticipated clinical trial commencement, enrollment and completion dates and regulatory filing dates for our products and product candidates and to move new development candidates into the clinic; our ability to execute on our key corporate initiatives; regulatory developments and safety issues, including difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; our reliance on the performance of third-party manufacturers, specialty pharmacies, distributors and other collaborators for the supply, distribution, development and/or commercialization of our products and product candidates; the occurrence of adverse safety events with our products and product candidates; the costs associated with our research, development, manufacturing, commercialization and other activities; the conduct, timing and results of preclinical and clinical studies of our products and product candidates, including that preclinical data and early-stage clinical data may not be replicated in later-stage clinical studies; the adequacy of our capital resources and the availability of additional funding; the ability to satisfy our contractual obligations, including under our leases, convertible debt and royalty financing agreements; patent protection and third-party intellectual property claims; litigation; our operations in foreign countries with or through third parties; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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

At June 30, 2016, our marketable securities of $5.5 million consisted of 687,139 shares of common stock of REGENXBIO, Inc., which completed an initial public offering in September 2015. In connection with the initial public offering, we entered into a lock-up agreement with REGENXBIO that restricted us from selling these shares until March 14, 2016. The value of these shares is subject to market risk common to development stage companies and may increase or decrease in value over the period during which we hold these shares.
At June 30, 2016, our available funds other than the RENGENXBIO common stock are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.
As a result of our use of foreign vendors and distribution partners, we face exposure to movements in foreign currency exchange rates, primarily the Euro and British Pound against the U.S. dollar. The currency exposures arise primarily from accounts receivable and payables. We do not believe that these exposures are material to our results of operations or financial position.

In June 2014, we issued $200 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. The convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200 million face value convertible notes was $214 million at June 30, 2016.
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
ITEM 1A. RISK FACTORS

The risk factors set forth below supersede in their entirety the similarly titled risk factors included in our Annual Report on From 10-K for the fiscal year ended December 31, 2015, as supplemented by the risk factors included in our Quarterly Report on Form 10-Q.

Risks relating to the development and commercialization of our products and product candidates

If we and our collaborators and distributors are unable to maintain an effective and specialized sales force and marketing infrastructure, sales of Iclusig could be negatively impacted.
In order to successfully commercialize Iclusig, we have built a marketing organization and a specialized sales force for Iclusig in the United States and we have entered into collaboration and distribution agreements with various third parties to develop and/or commercialize Iclusig in Europe, Japan and nine other Asian countries, Latin America, the Middle East and North Africa, Canada, Australia, Israel, Turkey and selected other countries outside of the United States. Factors that may hinder our or our collaborators’ and distributors’ ability to successfully market and commercially distribute Iclusig include:

•
inability to maintain the relationship with the single specialty pharmacy with whom we have contracted for distribution of Iclusig in the United States and our other distributors, suppliers and manufacturers;

•	inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and

•	unforeseen delays, costs and expenses associated with maintaining an effective sales and marketing organization, supply chain and pricing and reimbursement capabilities.
If we and our collaborators and distributors are unable to maintain effective sales forces and marketing capabilitiesfor Iclusig, sales of Iclusig may be negatively impacted, we may generate increased expenses and we may never become profitable.
We will need to continue to expend significant time and resources to train our Iclusig sales forces in the United States and to support our collaborators’ and distributors’ sales forces in being credible, persuasive and compliant in discussing Iclusig with the specialists treating the patients indicated under the product’s label. In addition, if we and our collaborators and distributors are unable to effectively train the Iclusig sales forces and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Iclusig and its proper administration, the ability to successfully commercialize Iclusig could be diminished, which would have a material adverse effect on our business, results of operations and financial condition.
In order to execute our business plan and achieve the full commercial potential of Iclusig, we and our collaborators and distributors will need to obtain regulatory approval to commercialize Iclusig in additional markets and in additional indications and lines of therapy. If we and our collaborators and distributors are not successful in these efforts, our business, results of operations and financial condition could be materially harmed.
Based on sales of existing TKIs for the treatment of CML, we believe that there are commercial opportunities for the use of Iclusig globally in additional markets and in additional therapeutic indications and in additional lines of therapy, and we and our collaborators and distributors are pursuing these opportunities. For example, in December 2014, we entered into a co-development and commercialization agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, under which Otsuka has exclusive rights to commercialize Iclusig in Japan and nine other Asian countries and to fund future clinical trials in those countries. We filed for marketing approval in Japan in early 2016, and we expect a decision from Japanese regulatory authorities in the third quarter of 2016.
Our collaborators and distributors are currently selling Iclusig in Europe and various other countries throughout the world where we or they have received marketing authorization and/or under named patient or early access programs. In June 2016, we completed the sale of our European operations to Incyte Corporation, or Incyte, as well as an exclusive license under which Incyte has agreed to commercialize Iclusig in the European Union and other countries. Also, in June 2016, we entered into distribution agreements covering Latin America and Middle East and North Africa, and we have previously entered into agreements covering Australia, Canada, certain countries in central and Eastern Europe, Israel and Turkey.
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
If we and our collaborators and distributors are not successful in obtaining regulatory approval of Iclusig in additional foreign countries and in additional indications and lines of therapy, our business, results of operations and financial condition could be materially harmed.
We may not succeed in developing, obtaining regulatory approval and generating product revenues from our product candidate brigatinib or any other product candidate, which would materially harm our business, results of operations and financial condition.
As with all scientific endeavors, we face much trial and error, and we and our collaborators may fail at numerous stages along the way, which could prevent us and our collaborators from successfully developing, obtaining approval for and marketing our anaplastic lymphoma kinase, or ALK inhibitor, brigatinib and any other product candidate. We have completed enrollment in our ALTA Phase 2 pivotal clinical trial of brigatinib in patients with ALK+ non-small cell lung cancer, or NSCLC, who are resistant to crizotinib, and have initiated a rolling submission for regulatory approval in the United States that we expect to complete in the third quarter of 2016, which could lead to potential approval and launch in early 2017. We have also commenced a global Phase 3 clinical trial of brigatinib, called the ALTA-1L trial, designed to evaluate brigatinib as a potential front-line therapy in ALK+ NSCLC patients. Subject to the timing of enrollment, we currently anticipate to complete enrollment in this trial in 2018.
Factors that could affect the timing and our ability to develop, obtain regulatory approvals and achieve market acceptance and gain market share for brigatinib and any other product candidate include, among others:

•	product formulation;

•	dose and dosage regimen;

•	the ability to obtain timely and sufficient patient enrollment in clinical trials;

•	the risk of occurrence of adverse events and other side effects in patients participating in clinical trials and any early access programs;

•	the attainment of clinical data that is sufficient to support regulatory approval;

•	the ability to manufacture sufficient quantities of product candidates at commercially reasonable costs;

•	the ability to fund commercial development and to build or access a sales force in the marketplace for that product candidate;

•	the ability to obtain and maintain reimbursed named patient and early access programs on adequate terms;

•	the ability to successfully differentiate product candidates from competitive products;

•	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis;

•	the ability to educate physicians and build awareness about our product candidates; and

•	the ability to sell, market and distribute such product candidates.
We may not complete development or receive regulatory approvals within the timeframes we anticipate, or at all, and ultimately we may not succeed in developing or commercializing additional products which will generate revenues for our company. If we are not successful in developing our product candidates, obtaining regulatory approvals and marketing any approved products, our business, results of operations and financial condition will be materially harmed.
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
A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials or following regulatory approval even after achieving promising results in earlier-stage development. Accordingly, the results to date from preclinical studies and clinical trials for Iclusig and brigatinib may not be predictive of the results to be obtained from ongoing or future clinical trials. In addition, regulatory authorities may conclude that data generated from later-stage clinical trials are not sufficient to support approval, or that data obtained following approval may require changes to be made in the permitted usage of any approved products. For example, although we were able to obtain accelerated approval for Iclusig on the basis of data from our pivotal Phase 2 PACE trial without conducting a Phase 3 trial, and we believe that similar prospects for regulatory approval exist for brigatinib, we may be required to conduct more clinical trials for brigatinib than we currently anticipate. Moreover, we announced in October 2013 updated data from the PACE trial, in which it was observed that with a median follow up of 24 months, serious arterial thrombosis occurred in 11.8 percent of Iclusig-treated patients, compared to 8 percent after 11 months of follow-up reflected in the then-current USPI. Based on this and other follow-up data, we suspended marketing and commercial distribution of Iclusig in October 2013 and, following discussions with the FDA, we were permitted to resume in December 2013 with revised prescribing information and a revised boxed warning that reduces the addressable patient population for whom Iclusig is indicated. In addition, we have submitted updated four-year PACE data to the FDA and other health authorities as a label supplement, subject to regulatory approval.
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
We have incurred significant losses since our formation in 1991, and had an accumulated deficit of $1.4 billion at December 31, 2015. Our losses have resulted principally from costs incurred in research and development of Iclusig and our product candidates, from our discovery research activities and from general and administrative costs, including costs incurred to prosecute and protect our intellectual property. In addition, we have incurred significant expenses in building a commercial organization to market, sell and distribute Iclusig and our other products upon potential regulatory approval in the United States, and prior to the divestiture of our European operations to Incyte in June 2016, in Europe and other select markets, worldwide. It is likely that we will incur significant operating losses for the foreseeable future, as we continue our research, development and commercialization activities. If our losses continue and we and our existing collaborators or potential future collaborators are unable to successfully develop, commercialize, manufacture and market Iclusig, brigatinib, ridaforolimus and any other product candidates and/or we are unable to enter into additional collaboration agreements, distribution agreements or licenses for our intellectual property, we may never generate sufficient revenues to achieve profitability. Even if we and our collaborators and distributors are able to commercialize products and we are able to enter into collaboration agreements, distribution agreements or licenses in the future, we may never generate sufficient revenues to be profitable.
Insufficient funding may jeopardize our research and development programs and may require us to reduce our operations or prevent commercialization of our products and technologies.
We have financed our operations and investments to date primarily through sales of our common stock and convertible notes in public and private offerings, through a royalty financing agreement, through the sale of our European operations and the license of Iclusig rights in Europe and other countries to Incyte in June 2016, through the receipt of upfront and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms.
With sales of Iclusig in the United States from January through October 2013 and commencing again in January 2014, as well as sales in Europe since the second half of 2013 through May 2016, we have generated product revenues that have contributed to our cash flows. In addition, since June 2016 we have generated royalty revenue from sales of Iclusig by Incyte in Europe. However, our cash flows generated from sales of Iclusig are not currently sufficient to fund operations and we will need to seek additional sources to fund our operations.
At June 30, 2016, we had cash, cash equivalents, and marketable securities totaling $278.5 million, compared to cash, cash equivalents and marketable securities totaling $242.3 million at December 31, 2015. We expect that cash flows from sales of Iclusig, together with our current cash, cash equivalents and marketable securities and funding available to us from our royalty financing agreement with PDL, or that we might raise from new collaborative agreements, licenses or strategic alliances, will be sufficient to fund our operations for the foreseeable future. However, the adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amount of future product and royalty revenue generated by Iclusig, the potential introduction of one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs. Changes to our operating plan or assumptions, economic factors or strategic opportunities or the unavailability of funding under our royalty financing agreement or from any new collaborative agreements, licenses, or strategic alliances, may require us to raise additional funds through one or more financings of equity or debt securities or other transactions.

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
In July 2015, we entered into a Revenue Interest Assignment Agreement with PDL, or the royalty financing agreement, under which PDL agreed to pay us $100 million for the right to receive a percentage of global net revenues of Iclusig equal to 2.5 percent during the first year of the agreement, 5.0 percent after the first year through the end of 2018 (subject to agreed-upon annual maximum payments through 2018), and 6.5 percent from 2019 until it receives a 10 percent internal rate of return. In addition, under an amendment effective in June 2016, we have the option to require PDL to fund up to an additional $40 million in July 2017.
Beginning in 2019, if PDL receives royalty payments that are less than the applicable percentage multiplied by specified projected annual sales of Iclusig, then it will also have the right to receive the applicable percentage of worldwide net revenues of brigatinib (subject to its approval by regulatory authorities), up to the amount of the revenue interest shortfall for the applicable year. In addition, if, after five years from each payment tranche, PDL has not received total payments under the royalty financing agreement that are at least equal to the total amounts it paid to us, then we will be required to pay PDL an amount equal to each such shortfall. In connection with the royalty financing agreement, we granted PDL a security interest in certain assets relating to Iclusig, including all of our revenues from sales of Iclusig covered by the royalty financing agreement, certain segregated deposit accounts established under the royalty financing agreement, and certain intellectual property, license agreements, and regulatory approvals related to Iclusig, in order to secure our obligations under the royalty financing agreement, including our obligation to pay all amounts due thereunder. In connection with the amendment to the agreement effective in June 2016, we and PDL agreed to release our European patents and certain other European assets from the collateral.
If sales of Iclusig and, if approved, brigatinib, are not sufficient to fund the minimum royalty requirements under the royalty financing agreement, we will be required to repay the shortfall to PDL, which could have a negative effect on our business, results of operations and financial condition. In addition, if we are unable to repay this shortfall, then PDL could seek to enforce its rights under the related security agreement with PDL, which would have a negative effect on our business, results of operations and financial condition.
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

•
the ability of our single specialty pharmacy distributor in the United States and our collaborators and distributors in other markets to process orders in a timely manner and satisfy their other obligations to us;

•	the extent of marketing efforts by us and our collaborators and distributions and any third-party agents retained on our and their behalf; and

•	side effects or unfavorable publicity concerning our products or similar products.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of Iclusig is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. In addition, following the sale of our European operations and license of Iclusig rights to Incyte in June 2016, we will have less visibility into forecasted sales in Europe and the other areas covered by the agreement. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues from Iclusig sales are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.
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
We require a supply of Iclusig for sale in the United States, and we have agreed to supply Incyte and our other collaborators and distributors with a supply of Iclusig for sale in their respective territories. We currently rely, and expect to continue to rely, on sole source third-party manufacturers to produce starting materials, drug substance, and final drug product, and to package and label Iclusig, brigatinib and our other product candidates, if approved, until we enter into arrangements with additional or alternative suppliers. While we have identified and expect to qualify and engage back-up third-party manufacturers as additional or alternative suppliers for the commercial supply of Iclusig and brigatinib, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will have to be approved by the FDA before we can use them for manufacturing of Iclusig and brigatinib. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our original sole source third party manufacturers to meet our commercial demands for our approved drug products in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of our approved products, would not have a material adverse effect on our commercialization efforts and our business.
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
We are dependent upon the ability of third parties, including contract research organizations, collaborative academic groups, clinical trial sites and investigators, to conduct or to assist us in conducting clinical trials for our product candidates.
We are dependent upon our ability and/or the ability of our collaborators, licensees, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor clinical trials of Iclusig, brigatinib and AP32788 and any future product candidates. Failure by us or any of these parties to timely and effectively initiate, conduct and monitor our clinical trials could significantly delay or materially impair our ability to complete clinical trials and/or obtain regulatory approval of our product candidates and, consequently, could delay or materially impair our ability to generate revenues from them.
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

We are dependent on Incyte for the continued development and commercialization of Iclusig in Europe, and, as a result, may not achieve some or all of the expected benefits of the transaction.

On June 1, 2016, we completed the sale of our European operations to Incyte and entered into a license agreement for Incyte to exclusively license Iclusig in Europe and select other countries for an upfront payment of $140 million and the right to receive tiered royalties from Incyte of between 32 percent and 50 percent of net sales of Iclusig in the licensed territory and up to $135 million in potential development and regulatory milestones for Iclusig in new oncology indications. The divestiture of our European business and license of rights to Iclusig could involve substantial risks, including the following:

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

We may not be successful in managing these or any other significant risks that we encounter as a result of divesting our European business and licensing the rights to Iclusig in Europe, which would have a material adverse effect on our business, results of operations and financial condition.
Risks relating to our operations
If we fail to manage the size of our workforce, facilities and other resources effectively, our business may suffer.

The size of our workforce has varied significantly in recent years. We built out our commercial organization in advance of the initial launch of our first cancer medicine, Iclusig, in 2013, then reduced our workforce in late 2013 when sales of Iclusig were temporarily suspended in the United States, and then increased our workforce again with the re-launch of Iclusig in the United States in 2014. In March 2016, as part of our ongoing strategic review, we announced a reduction in our workforce by approximately 25 percent of our headquarter positions, amounting to approximately 90 positions in the United States and Europe. In June 2016, we sold all of our European operations, including our European facilities and workforce, to Incyte.

We have entered into a lease for approximately 386,000 square feet of laboratory and office space in two adjacent connected buildings at 75 - 125 Binney Street in Cambridge, Massachusetts, with an initial term of 15 years and options to renew for three terms of five years each. We had planned to relocate our corporate headquarters and laboratory facilities into this space in early 2015, but construction was delayed and we do not expect to take occupancy until the fourth quarter of 2016. Based on the terms of the lease, as amended, we commenced making lease payments in March 2015. In addition, in August 2015, we entered into an agreement to sublease approximately 160,000 square feet of the total leased space at 75-125 Binney Street to a third party, which commenced in the third quarter of 2016. We also lease approximately 100,000 square feet of laboratory and office space at 26 Landsdowne Street, Cambridge, Massachusetts through July 2017.

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
These and other risks associated with the international operations of our collaborators and distributors could materially adversely affect our business.
In addition, the international operations of our collaborators and distributors may be subject to regulation under United States law. For example, the Foreign Corrupt Practices Act prohibits United States companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act. We are also subject to import and export control laws. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions, the prosecution of executives overseeing the international operations of our collaborators and distributors and corresponding adverse publicity and negative perception of our company in foreign countries.

The loss of key members of our scientific and management staff could delay and may prevent the achievement of our research, development and business objectives.

We are substantially dependent on our senior management team and other employees responsible for areas such as drug development, clinical trials, regulatory affairs, drug discovery, manufacturing, commercial operations, business development and intellectual property protection and licensing. We recently have experienced significant changes in our senior management team, including the appointments in 2016 of our Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer and General Counsel. Failure to ensure effective transfer of knowledge and smooth transitions involving the foregoing members of senior management and other key employees could interfere with our ability to manage and grow our business. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires could adversely affect our business and results of operations. While we have entered into employment agreements with all of our executive officers, these officers may terminate their employment with us at any time. The value to employees of stock-related benefits that vest over time, such as options and restricted stock units, will be significantly affected by movements in our stock price that we cannot control, and may at any point in time be insufficient to counteract more lucrative offers from other companies. The loss of, and failure to promptly replace, any member of our senior management team could significantly delay and may prevent the achievement of our research, development and business objectives.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including phishing attacks, malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and claims made by patients, employees and other groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems.

Risks relating to our common stock

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
In addition, Section 242(b)(1) of the DGCL provides that amendment of our certificate of incorporation requires that the amendment be determined by the board of directors to be advisable and be submitted by our board of directors to our stockholders for action by them and then approved by our stockholders holding a majority of the outstanding shares of our common stock.
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
* * *
In addition to the foregoing changes, the risk factor with the following title contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 is deleted: "If we are unable to establish sales, marketing and distribution capabilities for brigatinib, or to enter into agreements with third parties to do so, we may be unable to successfully market and sell the drug candidate, even if we are able to obtain regulatory approval."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2016, Paris Panayiotopoulos, our President and Chief Executive Officer, purchased from us $200,000 worth of shares of common stock, consisting of 26,990 shares of common stock at a price of $7.41 per share (the closing price on the date of purchase), pursuant to the terms of his employment agreement and a related subscription agreement. Together with his previous purchase of $300,000 worth of shares of common stock on February 1, 2016, this completes Mr. Panayiotopoulos' commitment under his employment agreement to purchase an aggregate of $500,000 worth of shares of our common stock in his first year of employment. The shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering. No underwriters were involved in the foregoing transaction.

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
Manmeet S. Soni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

Date: August 8, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Amended and Restated Buy-In License Agreement, dated June 1, 2016, among ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sàrl and Incyte Corporation (as guarantor)*	X
10.2	Share Purchase Agreement, dated May 9, 2016, among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc. (as guarantor) and Incyte Corporation (as guarantor)*	X
10.3	Amendment No. 1 to RIAA, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.*	X
10.4	Partial Release of Security Interest, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.*	X
10.5	Executive Employment Agreement, dated May 23, 2016, between ARIAD Pharmaceuticals, Inc. and Jennifer L. Herron+	X
10.6	Executive Employment Agreement, dated June 1, 2016, between ARIAD Pharmaceuticals, Inc. and Jayne M. Gansler+	X
10.7	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+	X
10.8	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+	X
10.9	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective April 29, 2016+	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101
The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
X

(+)	Management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.