Form 10-Q
period 2016-09-30
ARIAD PHARMACEUTICALS INC
filed 2016-11-08
CIK 884731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 194,200,862.

ARIAD PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1: UNAUDITED FINANCIAL STATEMENTS

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In thousands, except share and per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$305,038	$230,888
Marketable securities	9,627	11,407
Accounts receivable, net	23,975	15,686
Inventory, net (Note 5)	2,061	1,096
Other current assets	10,538	16,120
Total current assets	351,239	275,197
Restricted cash	10,874	11,308
Property and equipment, net (Note 6)	308,966	254,082
Intangible and other assets, net (Note 7)	5,512	6,105
Total assets	$676,591	$546,692
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,260	$17,013
Current portion of long-term debt	30,014	13,872
Accrued compensation and benefits	11,845	25,331
Accrued product development expenses	18,953	22,132
Other accrued expenses	21,533	22,849
Current portion of deferred revenue	10,890	6,763
Other current liabilities (Note 8)	8,348	24,324
Total current liabilities	110,843	132,284
Long-term debt (Note 9)	522,905	429,220
Other long-term liabilities	—	11,244
Deferred revenue	89,192	77,085
Total liabilities	722,940	649,833
Commitments (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 450,000,000 shares; issued and outstanding 194,091,892 shares in 2016 and 189,662,148 shares in 2015	194	190
Additional paid-in capital	1,365,933	1,338,585
Accumulated other comprehensive (loss) income	5,041	3,835
Accumulated deficit	(1,417,517)	(1,445,751)
Total stockholders’ equity (deficit)	(46,349)	(103,141)
Total liabilities and stockholders’ equity (deficit)	$676,591	$546,692
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2016	2015	2016	2015
Revenue:
Product revenue, net	$34,300	$27,543	$133,260	$79,262
License, collaboration and other revenue	11,716	1,527	16,479	3,038
Total revenue	46,016	29,070	149,739	82,300
Operating expenses:
Cost of product revenue	1,131	483	2,725	1,666
Research and development expense	43,626	48,219	130,569	126,401
Selling, general and administrative expense	26,249	36,744	96,468	118,916
Transaction costs (Note 3)	—	—	1,482	—
Restructuring charges (Note 16)	—	—	3,010	—
Total operating expenses	71,006	85,446	234,254	246,983
Loss from operations	(24,990)	(56,376)	(84,515)	(164,683)
Other income (expense), net:
Interest income	204	20	259	61
Interest expense	(8,420)	(5,228)	(18,768)	(12,897)
Other income, net (Note 3)	3,042	—	131,706	—
Foreign exchange gain (loss)	3	291	(776)	906
Other (expense) income, net	(5,171)	(4,917)	112,421	(11,930)
(Loss) income before provision for income taxes	(30,161)	(61,293)	27,906	(176,613)
Benefit from income taxes	(2,334)	(5,842)	(328)	(5,328)
Net (loss) income	$(27,827)	$(55,451)	$28,234	$(171,285)
Net (loss) income per share:
Basic	$(0.14)	$(0.29)	$0.15	$(0.91)
Diluted	$(0.14)	$(0.29)	$0.14	$(0.91)
Shares used in net income (loss) per share calculations:
Basic	193,225	188,921	191,677	188,456
Diluted	193,225	188,921	195,079	188,456

See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net (loss) income	$(27,827)	$(55,451)	$28,234	$(171,285)
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable securities	4,129	9,052	(1,780)	9,052
Cumulative translation adjustment, net of tax of $0	—	(327)	(44)	(168)
Defined benefit pension obligation, net of tax of $0	—	82	91	(336)
Reclassification of cumulative translation adjustment and pension obligation adjustments to earnings upon sale of European operations	—	—	2,939	—
Other comprehensive income (loss)	4,129	8,807	1,206	8,548
Comprehensive income (loss)	$(23,698)	$(46,644)	$29,440	$(162,737)
See notes to unaudited condensed consolidated financial statements.

ARIAD PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In thousands	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$28,234	$(171,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	11,617	9,019
Stock-based compensation	14,659	29,009
Repayment of interest related to facility lease obligation	(5,338)	—
Reclassification of elements of accumulated other comprehensive income (loss) to earnings upon sale of sale of European operations	2,939	—
Gain on the Incyte transaction	(131,734)	—
Deferred income tax benefit	—	(6,086)
Increase (decrease) from:
Accounts receivable	(17,317)	(7,078)
Inventory	(2,279)	(539)
Other current assets	1,917	10,021
Other assets	1,327	(1,301)
Accounts payable	(5,778)	(2,161)
Accrued compensation and benefits	(7,576)	(3,224)
Accrued product development expenses	(3,179)	8,016
Other accrued expenses	10,113	7,041
Other liabilities	(22,466)	5,350
Deferred revenue	3,425	2,560
Net cash used in operating activities	(121,436)	(120,658)
Cash flows from investing activities:
Investment in property and equipment	(39,572)	(4,446)
Proceeds from the Incyte transaction, net of $4,484 of cash transferred	143,149	—
Net cash provided by (used in) investing activities	103,577	(4,446)
Cash flows from financing activities:
Repayment of long-term debt	(4,813)	(313)
Reimbursements of amounts related to facility lease obligation	34,173	1,816
Proceeds from royalty financing	50,000	50,000
Proceeds from issuance of common stock pursuant to stock option and purchase plans	14,234	3,596
Payment of tax withholding obligations related to stock compensation	(1,541)	(321)
Net cash provided by financing activities	92,053	54,778
Effect of exchange rates on cash	(44)	(175)
Net increase (decrease) in cash and cash equivalents	74,150	(70,501)
Cash and cash equivalents, beginning of period	230,888	352,688
Cash and cash equivalents, end of period	$305,038	$282,187
Supplemental disclosures:
Capitalization of construction-in-progress related to facility lease obligation	$10,254	$26,634
Non-cash transaction – property and equipment included in accounts payable or accruals	$3,430	$1,106
Non-cash transaction - deferred financing costs included in accounts payable or accruals	$—	$3,846
Non-cash transaction – sublease tenant improvements related to facility lease obligation	$12,379	$—
Non-cash transaction – marketable equity securities recorded at fair market value	$(1,780)	$15,138

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

In addition to Iclusig, the Company is developing two product candidates for the treatment of certain rare forms of lung cancer. Brigatinib is the Company’s next most advanced drug candidate, which it is developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC. The Company has completed enrollment in a pivotal Phase 2 clinical trial of brigatinib and submitted a new drug application, or NDA, in the United States for the treatment of patients with anaplastic lymphoma kinase, or ALK, positive NSCLC who are resistant to the drug crizotinib. The Company is also studying brigatinib in a Phase 3 clinical trial as a potential first-line therapy. AP32788 is the Company’s most recently discovered drug candidate, and is being developed for the treatment of patients with NSCLC with specific mutations in the EGFR or HER2 kinases. The Company is currently studying AP32788 in a Phase 1/2 clinical trial.

In addition to its clinical development programs, the Company has a focused drug discovery program centered on small-molecule therapies that are molecularly targeted to cell-signaling pathways implicated in cancer, and is also exploring potential new opportunities in immuno-oncology using our expertise in kinase inhibitors.
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

Foreign Currency
The net total of realized and unrealized transaction losses and gains was a loss of $34 thousand and a gain of $0.2 million, respectively, for the three month periods ended September 30, 2016 and 2015. The net total of realized and unrealized transaction losses and gains was a loss of $0.9 million and a gain of $0.8 million, respectively, for the nine-month periods ended September 30, 2016 and 2015.

Marketable Securities
Marketable securities consist of 687,139 shares of common stock of REGENXBIO, Inc. (“REGENXBIO”), which became a publicly traded company in September 2015. At September 30, 2016, these shares had a value of $9.6 million. The Company obtained these shares in connection with a license agreement it entered into with REGENXBIO in November 2010 for certain gene expression regulation technology. The Company was restricted from trading these securities until March 14, 2016 pursuant to an agreement it entered into with REGENXBIO. The Company has classified these shares as “available for sale” investments and recognized an unrealized gain of $4.1 million and an unrealized loss of $1.8 million for the three and nine-month periods ended September 30, 2016, respectively, using a Level 1 valuation input, which has been excluded from the determination of net income (loss) and is recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in the three and nine-month periods ended September 30, 2016. These shares had been accounted for using the equity method with a carrying value of zero due to losses incurred by REGENXBIO in previous years.

Accrued Rent

The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as accrued rent. Any lease incentives received are deferred and amortized over the term of the lease. At September 30, 2016 and December 31, 2015, the amount of accrued rent was $3.6 million and $5.4 million for each period. At September 30, 2016, the total accrued rent balance of $3.6 million was included in other current liabilities. Of the $5.4 million of accrued rent at December 31, 2015, $4.8 million was included in other long-term liabilities, with the remaining $0.6 million included in other current liabilities.
Product Revenue, Net
The following table summarizes the activity in each of the product revenue allowances and reserve categories for the nine-month period ended September 30, 2016:

In thousands	Trade Allowances	Rebates, Chargebacks and Discounts	Other Incentives/ Returns	Total
Balance, January 1, 2016	$111	$4,460	$551	$5,122
Provision	375	6,036	363	6,774
Payments or credits	(331)	(4,936)	(250)	(5,517)
Balance, March 31, 2016	155	5,560	664	6,379
Provision	457	12,147	(270)	12,334
Payments or credits	(464)	(6,071)	(94)	(6,629)
Adjustments	—	(4,684)	(55)	(4,739)
Balance, June 30, 2016	$148	$6,952	$245	$7,345
Provision	441	7,206	116	7,763
Payments or credits	(432)	(5,599)	(117)	(6,148)
Balance, September 30, 2016	$157	$8,559	$244	$8,960

The adjustments recorded during the three-months ended June 30, 2016 relate to the Incyte transaction, including the sale of ARIAD's European operations. See Note 3. As part of the transaction, the allowance and reserves relating to ARIAD's European subsidiaries transferred to Incyte.

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

Negotiations with the Economic Committee on Health Care Products in France regarding pricing and reimbursement for Iclusig concluded during the quarter ended June 30, 2016. As a result, the Company recorded revenue of $25.5 million related to cumulative shipments to customers in France during the nine months ended September 30, 2016 ($22.5 million is related to shipments through 2015 and $3.0 million is related to shipments in 2016 through May 31, 2016). The revenue recorded in 2016 related to product shipments in France prior to the close of the transaction with Incyte on June 1, 2016. At September 30, 2016, the Company has recorded a liability in the amount of $4.5 million recorded within Other Current Liabilities related to the clawback settlement based on the final approved price of Iclusig with the Ministry of Health in France, which represents the amount the Company expects to remit to the Ministry of Health.

The Company has entered into distributor arrangements for Iclusig outside of the United States, including Australia, Canada, Latin America, the Middle East and North Africa, and Japan and the Far East. The Company recognizes net product revenue from sales of Iclusig under these arrangements when all criteria for revenue recognition have been satisfied. In addition, the Company has out-licensed rights to commercialize Iclusig to Incyte in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia, and receives royalties on sales of Iclusig in these countries since June 1, 2016.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality. As of September 30, 2016, a portion of the Company’s cash and cash equivalent accounts were concentrated at a single financial institution, which potentially exposes the Company to credit risks. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company’s cash on deposit at this financial institution is fully liquid.
For the three-month period ended September 30, 2016, two individual customers accounted for 73 percent and 17 percent of total revenue. For the nine-month period ended September 30, 2016, one individual customer accounted for 61 percent of total revenue. For the three and nine-month period ended September 30, 2015, one individual customer accounted for 70 percent and 74 percent of total revenue, respectively. As of September 30, 2016, two customers accounted for 60 percent and 39 percent of accounts receivable. As of September 30, 2015, one individual customer accounted for 61 percent of accounts receivable. No other customer accounted for more than 10 percent of net product revenue for either 2016 or 2015 or accounts receivable as of either September 30, 2016 or December 31, 2015.
Segment Reporting and Geographic Information
The Company organizes itself into one operating segment reporting to the Chief Executive Officer. For the three-month periods ended September 30, 2016 and 2015, total revenue from customers outside the United States totaled 27 percent and 30 percent, respectively. For the nine-month periods ended September 30, 2016 and 2015, total revenue from customers outside the United States totaled 39 percent and 26 percent, respectively. For the nine-month period ended September 30, 2016, 17 percent of total revenue was generated from customers in France. Long lived assets outside the United States totaled $0 and $1.4 million at September 30, 2016 and December 31, 2015 respectively. The decrease in revenue and long lived assets outside the U.S. for the comparative period is driven by the sale of European operations during the second quarter of 2016.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02-Leases (Topic 842), which provides new guidance on the accounting for leases. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating the impact of this new standard on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities, and any related valuation allowance, be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company does not believe that adoption of this standard will have a material impact on the financial statements.

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

3. Incyte Transaction

On May 9, 2016, ARIAD (as guarantor) and its wholly-owned subsidiary ARIAD Pharmaceuticals (Cayman) L.P. (the “Seller”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Incyte Corporation (“Incyte”) (as guarantor) and its wholly-owned subsidiary Incyte Europe S.a.r.l. (“Incyte Europe”), pursuant to which Incyte Europe agreed to acquire from the Seller all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig® (ponatinib) in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”), for an upfront payment of $140.0 million (the “Upfront Payment”) subject to adjustment for estimated closing working capital balances.

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

The terms of the License Agreement also include an option (the “Option”) for an acquirer of ARIAD to re-purchase the licensed rights from Incyte, subject to certain conditions. Upon exercise of the Option, ARIAD’s acquirer would be required to make a payment to Incyte equivalent to the Upfront Payment and any Milestone Payments or

Development Costs previously paid to ARIAD, and an additional payment based on Iclusig sales in the Territory in the 12 months immediately prior to the exercise of the Option. Following exercise of the Option, Incyte would also be eligible to receive royalties of ranging from 20 percent to 25 percent of net sales of Iclusig in the Territory by an acquirer of ARIAD following the effective date of the re-purchase of the License. The Option cannot be exercised before the two year anniversary or after the six year anniversary of the effective date of the License Agreement. Following exercise of the Option, there is a further transition period of one year before the re-purchase of the License can be made effective.

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

The transaction closed on June 1, 2016. Consideration for the transaction included the $140.0 million Upfront Payment at closing plus a working capital payment of $3.1 million. The working capital payment was net of cash acquired in the transaction by Incyte.

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

Net proceeds for the purpose of calculating the Company's gain on the transaction were $150.6 million, consisting of $143.1 million received and $7.5 million of net liabilities residing with the Company's European subsidiaries that were transferred to Incyte. Approximately $131.9 million of the consideration was allocated to the sale of the European Operations and the remaining $18.7 million was allocated to the undelivered elements described above. The Company also record a $2.9 million loss related to the reclassification into earnings of the accumulated other comprehensive income (loss) associated with the cumulative translation adjustments and pension liability adjustment related to the Company's European subsidiaries. The reclassification was recorded upon transfer of the Company's European subsidiaries to Incyte. The net gain recorded in other income, net during the three and nine-month periods ended September 30, 2016 was $129.0 million.

Consideration allocated to the regulatory support, research and development and supply activities will be recognized over the applicable performance periods. Revenue related to the research and development and regulatory support will be recognized on a proportional performance basis. Amortization of deferred revenue attributed to each of the undelivered elements will be included in other revenue as the sale of these services is considered part of ARIAD’s ongoing major or central operations. During the three months September 30, 2016, the Company generated approximately $8.1 million due from Incyte relating to royalty, research and development and other payments. The Company recorded approximately $7.1 million of revenue within License and other revenue after deferring approximately $1.0 million allocated to regulatory support, research and development and supply activities.

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

In consideration for the licenses and other rights contained in the Collaboration Agreement, Otsuka paid the Company a non-refundable upfront payment of $77.5 million, less a refundable withholding tax in Japan of $15.8 million that was received in 2015. In addition, Otsuka has agreed to pay the Company up to $80.0 million in contingent milestone payments, consisting of three individual milestones for $10.0 million, $50.0 million and $20.0 million contingent upon various approvals of Japanese new drug applications. Payments received upon the completion of these milestones are based on the results of the Company's efforts and due to the level of effort required and risk of failure associated with the milestones, they are considered to be substantive in nature.

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
The Collaboration Agreement continues until the later of (x) the expiration of all royalty obligations in the Territory, (y) the last sale by Otsuka in the Territory, or (z) the last to expire patent in the Territory which is currently expected to be 2029. Under certain conditions, the Collaboration Agreement may be terminated by either party, in which case the Company would receive all rights to the regulatory filings related to Iclusig at our request, and the licenses granted to Otsuka would be terminated.

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

The license agreement provides for the payment by Medinol to the Company of an upfront license fee, payments based on achievement of development, regulatory and commercial milestones and royalties based on commercial sale of products developed under the agreement. In January 2014, Medinol initiated two registration trials of its ridaforolimus-eluting stent system. The Company is eligible to receive additional regulatory, clinical and commercial milestone payments of up to $34.8 million under the agreement if two products are successfully developed and commercialized. During the third quarter of 2016, the Company recognized a $2.0 million milestone associated with the filing of the application to market and sell licensed products in the countries in the European Union. The Company expects to achieve and recognize an additional $2.5 million milestone during the fourth quarter of 2016.
5. Inventory

All of the Company’s inventories relate to the manufacturing of Iclusig. The following table sets forth the Company’s inventories as of September 30, 2016 and December 31, 2015:

In thousands	2016	2015
Raw materials	$482	$813
Work-in-process	1,290	89
Finished goods	1,435	1,007
Total	3,207	1,909
Current portion	(2,061)	(1,096)
Non-current portion included in intangible and other assets, net	$1,146	$813
The Company has not capitalized inventory costs related to its other drug development programs. Non-current inventory consists of work-in-process inventory that was manufactured in order to provide adequate supply of Iclusig and to support continued clinical development.
The Company evaluates its inventory balances quarterly and if the Company identifies excess, obsolete or unsalable inventory, it writes down its inventory to its net realizable value in the period it is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. The Company recorded such adjustments of $0.2 million for each of the three-month periods ended September 30, 2016 and 2015 and $0.5 million for each of the nine-month periods ended September 30, 2016 and 2015, respectively, which are recorded as a component of cost of product revenue in the accompanying condensed consolidated statements of operations. Inventory that is not expected to be used within one year is included in other assets, net, on the accompanying condensed consolidated balance sheet.
6. Property and Equipment, Net
Property and equipment, net, was comprised of the following at September 30, 2016 and December 31, 2015:

In thousands	2016	2015
Building	$103,204	$—
Leasehold improvements	37,163	23,609
Construction in progress	182,742	246,669
Equipment and furniture	32,147	26,388
	355,256	296,666
Less accumulated depreciation and amortization	(46,290)	(42,584)
Property and Equipment, Net	$308,966	$254,082
As of September 30, 2016 and December 31, 2015, the Company has recorded construction in progress of $182.7 million and $246.7 million, and a related facility lease obligation of $284.9 million and $231.7 million, respectively, related to a lease for a new facility under construction in Cambridge, Massachusetts. The Company determined that since the building is being completed and occupied in stages, it will be placed into service as individual floors are completed. During the three months ended September 30, 2016, the Company placed approximately 44% of the leased space into service or $103.2 million related to the building and $13.3 million related to leasehold improvements. See Notes 9 and 10.
Depreciation and amortization expense was $1.9 million and $1.0 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $4.3 million and $2.7 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
7. Intangible and Other Assets, Net
Intangible and other assets, net, were comprised of the following at September 30, 2016 and December 31, 2015:

In thousands	2016	2015
Capitalized patent and license costs	$5,975	$5,975
Less accumulated amortization	(5,128)	(5,076)
	847	899
Inventory, non-current	1,146	813
Other assets	3,519	4,393
Intangible and Other Assets, Net	$5,512	$6,105
8. Other Current Liabilities
Other current liabilities consisted of the following at September 30, 2016 and December 31, 2015:

In thousands	2016	2015
Advanced payments from customers	$4,532	$23,545
Other	3,816	779
Total	$8,348	$24,324
Amounts received in advance of revenue recognition consist of payments received from customers in France. Negotiations with the Economic Committee on Health Care Products in France regarding pricing and reimbursement for Iclusig concluded during the nine month period ended September 30, 2016 (see Note 2). The Company will refund approximately $4.5 million based on the completed pricing and reimbursement negotiations.
9. Long-term Debt
Long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

In thousands	2016	2015
Convertible notes, net	$171,188	$164,438
Royalty financing, net	96,812	46,921
Facility lease obligation	284,919	231,733
	552,919	443,092
Less current portion	(30,014)	(13,872)
Long term portion	$522,905	$429,220

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
The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 3.625 percent per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. The convertible notes will mature on June 15, 2019, unless earlier repurchased or converted. The convertible notes are convertible, subject to adjustment as described below, into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of approximately 107.5095 shares of common stock per $1,000 principal amount of the convertible notes, which corresponds to an initial conversion price of approximately $9.30 per share of the Company’s common stock and represents a conversion premium of approximately 32.5 percent based on the last reported sale price of the

Company’s common stock of $7.02 on June 11, 2014, the date the notes offering was priced. As of September 30, 2016, the if-converted value exceeds the principal amount as of September 30, 2016.
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
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the convertible notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the convertible notes in cash, common stock or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the convertible notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability of the convertible notes on their date of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the five year life of the convertible notes. The approximate remaining discount amortization period as of September 30, 2016 was 32.5 months. The equity component will not be re-measured for changes in fair value as long as it continues to meet the conditions for equity classification.
The outstanding convertible note balances as of September 30, 2016 and December 31, 2015 consisted of the following:

In thousands	2016	2015
Liability component:
Principal	$200,000	$200,000
Less: debt discount and unamortized debt issuance costs	(28,812)	(35,562)
Net carrying amount	$171,188	$164,438
Equity component	$40,896	$40,896
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
The Company determined the expected life of the debt was equal to the five-year term on the convertible notes. The effective interest rate on the liability component was 9.625 percent for the period from the date of issuance through September 30, 2016. The following table sets forth total interest expense recognized related to the convertible notes for the three and nine-month periods ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Contractual interest expense	$1,812	$1,813	$5,438	$5,438
Amortization of debt discount	2,264	2,058	6,634	6,032
Amortization of debt issuance cost	41	36	116	105
Total interest expense	$4,117	$3,907	$12,188	$11,575

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
Royalty Financing

In July 2015, the Company entered into a Revenue Interest Assignment Agreement (the "RIAA") with PDL BioPharma, Inc. (“PDL”) under which the Company received an initial payment of $50.0 million in exchange for a percentage of global net revenues from sales of Iclusig until PDL receives a fixed internal rate of return on the funds it advances the Company. Under the original terms of the RIAA, the Company received an additional $50.0 million one year from the effective date of the agreement (July 2016) and had the option to receive up to an additional $100.0 million in one or two tranches between the six-month and twelve-month anniversary dates of the agreement. The proceeds received from PDL are referred to as “advances”.

Effective on June 1, 2016, in connection with the transactions with Incyte, ARIAD and PDL agreed to amend the RIAA to, among other things, include in the Iclusig net sales calculation under the RIAA net sales of Iclusig made by Incyte in the Territory under the License Agreement. In addition, ARIAD’s option to receive additional funding was restructured so that, in addition to the $50.0 million received in July 2016, ARIAD may require PDL to fund up to an additional $40.0 million (instead of the original $100.0 million) in July 2017 (instead of between January and July 2016).

Under the amended agreement, the Company agreed to pay PDL a percentage of global Iclusig net product revenues subject to an annual maximum payment of $20.0 million per year through 2018. The rate was 2.5 percent through July 2016, increased to 5 percent from August 2016 through the end of 2018 and 6.5 percent from 2019 until PDL receives a 10 percent internal rate of return. Through September 30, 2016, the Company has paid a total of $5.9 million to PDL under this agreement. Payments are deemed to be applied against advances. Interest expense related to the agreement was $2.2 million and $4.5 million, respectively, for the three- and nine-month periods ended September 30, 2016.

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

The Company determined that the put option is an embedded derivative. This item is being accounted for as a derivative and the estimated fair value of the put option, which was immaterial as of the date of the agreement and as of September 30, 2016 is carried as part of the carrying value of the related liability.

Facility Lease Obligation

As of September 30, 2016 and December 31, 2015, the Company has recorded a facility lease obligation related to its lease for a new facility under construction in Cambridge, Massachusetts. See Notes 6 and 10 for information regarding the lease and related asset under construction. During the construction period the Company is capitalizing the construction costs as a component of construction in progress with a corresponding credit to facility lease obligation to the extent the cost was paid by the Company or reimbursed by the landlord.

The Company is completing and occupying the building in stages. During the three months ended September 30, 2016, the Company placed approximately 44% of the building into service. The Company expects to substantially complete construction and occupy the remainder of the facility in the fourth quarter of 2016. Under the terms of the lease, the Company commenced making lease payments in March 2015. During the construction period, a portion of the lease payment is allocated to land lease expense and the remainder is accounted for as a reduction of the obligation. See Note 10 for information regarding payments and other terms.
10. Leases, Licensed Technology and Other Commitments
Facility Leases
The Company conducts the majority of its operations in a 100,000 square foot office and laboratory facility under an operating lease that originally extended to July 2019 with two consecutive five-year renewal options. The lease provided the Company with the option to early terminate the lease in July 2017. In July 2016, the Company notified the landlord of the 100,000 square foot office and laboratory facility that the Company was exercising its early termination right under the lease agreement to terminate the lease effective July 2017 (from the original end date of July 2019). As part of the termination, the Company made a payment of $1.7 million related to the termination. The Company maintains an outstanding letter of credit of $1.4 million in accordance with the terms of the amended lease. Future non-cancelable minimum annual rental payments through July 2017 under this lease are $1.6 million remaining in 2016 and $3.5 million in 2017.
Binney Street, Cambridge, Massachusetts
In January 2013, the Company entered into a lease agreement for approximately 244,000 square feet of laboratory and office space in two adjacent, connected buildings to be constructed in Cambridge, Massachusetts. Under the terms of the original lease, the Company leased all of the rentable space in one of the two buildings and a portion of the available space in the second building. In September 2013, the Company entered into a lease amendment to lease all of the remaining space, approximately 142,000 square feet, in the second building, for an aggregate of 386,000 square feet in both buildings. The terms of the lease amendment were consistent with the terms of the original lease. Construction of the core and shell of the building was completed in March 2015, at which time construction of tenant improvements in the building commenced.
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

As construction progresses, the Company records the project construction costs incurred as an asset. To the extent that the cost is incurred by the landlord or incurred by the Company and reimbursed by the landlord, the Company records a corresponding increase to facility lease obligation included in long-term debt on the consolidated balance sheet. As the buildings are completed, the Company is required to determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the relevant accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings as the construction period is completed. The Company is completing and occupying the building in stages. During the three months ended September 30, 2016, the Company placed approximately 44% of the building into service, or $103.2 million related to the building and $13.3 million related to leasehold improvements. The portion of the building placed in service during the quarter ended September 30, 2016 was occupied by our subtenant described below. The Company expects to substantially complete construction and occupy the remainder of the facility in the fourth quarter of 2016. As of September 30, 2016, the Company has recorded construction in progress of $182.7 million and a facility lease obligation of $284.9 million.
The initial term of the lease is for 15 years from substantial completion of the core and shell of the buildings, which occurred in March 2015, with options to renew for three terms of five years each at market-based rates. The base rent is subject to increases over the term of the lease. Based on the original and amended leased space, the future non-cancelable minimum annual lease payments under the lease are $2.2 million remaining in 2016, $25.5 million in 2017, $31.0 million in 2018, $31.5 million in 2019, $32.1 million in 2020, $32.7 million in 2021 and $292.6 million thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease.
The Company maintains a letter of credit of $9.2 million as security for the lease, which is supported by restricted cash.

In August 2015, the Company entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date, which occurred on July 1, 2016, with an option to extend for the remainder of the initial term of the Company’s underlying lease. The sublease rent is subject to increases over the term of the lease. Based on the agreement, during the initial term the non-cancelable minimum annual sublease payments by calendar year beginning upon the rent commencement date of the sublease are approximately $5.3 million in 2016, $10.7 million in 2017, $10.9 million in 2018, $11.1 million in 2019 and $11.3 million in 2020 and $65.5 million thereafter, plus the subtenant’s share of the facility operating expenses.

As managing and subleasing commercial real estate is not part of the Company's core operations, income and expenses associated with the subleased property are included as a component of other income, net, and are excluded from operating expenses. During the three and nine months ended September 30, 2016, the Company recorded $4.6 million of sublease income and $1.8 million of facility costs related to the subleased portion of the facility, including depreciation expense.
Total rent expense for the leases described above as well as other Company leases for the three-month periods ended September 30, 2016 and 2015 was $2.7 million and $2.8 million, respectively, and $7.3 million for both the nine-month periods ended September 30, 2016 and 2015, respectively. Contingent rent for the three and nine-month periods ended September 30, 2016 and 2015 was $168,000 and $191,000, respectively, and $537,000 and $574,000, respectively. Total future non-cancelable minimum annual rental payments for the leases described above as well as other Company leases are $3.7 million in 2016, $29.0 million in 2017, $31.0 million in 2018, $31.5 million in 2019, $32.1 million in 2020 and $325.3 million thereafter.
11. Stockholders’ Deficit
Changes in Stockholders' Equity
The changes in stockholders' equity for the nine-month period ended September 30, 2016 were as follows:

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2016	189,662,148	$190	$1,338,585	$3,835	$(1,445,751)	$(103,141)
Issuance of shares pursuant to ARIAD stock plans	4,429,744	4	14,230	—	—	14,234
Stock-based compensation	—	—	14,659	—	—	14,659
Payments of tax withholding obligations related to stock compensation	—	—	(1,541)	—	—	(1,541)
Other comprehensive loss	—	—	—	(1,733)	—	(1,733)
Reclassification into earnings upon sale of European operations	—	—	—	2,939		2,939
Net Income	—	—	—	—	28,234	28,234
Balance, September 30, 2016	194,091,892	$194	$1,365,933	$5,041	$(1,417,517)	$(46,349)

12. Fair Value of Financial Instruments

At September 30, 2016 and December 31, 2015, the carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates and stock price and stock price volatility and is determined by prices for the convertible notes observed in market trading. The market for trading of the convertible notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the convertible notes, face value of $200.0 million, was $326.0 million at September 30, 2016 and $198.0 million at December 31, 2015, respectively.
13. Stock Compensation
ARIAD Stock Option and Stock Plans
The Company’s 2001, 2006 and 2014 stock option and stock plans (the “Plans”), which have been approved by the Company's stockholders, provide for the award of non-qualified and incentive stock options, stock grants, restricted stock units, performance share units and other equity-based awards to officers, directors, employees and consultants of the Company. Stock options become exercisable as specified in the related option certificate, typically over a four-year period, and expire ten years from the date of grant. Stock grants, restricted stock units and performance share units provide the recipient with ownership of common stock subject to terms of vesting, any rights the Company may have to repurchase the shares granted or other restrictions. The 2006 Plan has no shares remaining available for grant, although existing stock options granted remain outstanding. The 2001 Plan expired in March 2016, and there are no outstanding awards. As of September 30, 2016, there were 9,387,513 shares available for awards under the 2014 Plan.
Inducement Awards
In the first quarter of 2016, the Company issued the following equity awards to senior executives of the Company outside of the Plans as inducements material to their entering into employment with the Company in accordance with NASDAQ rules (the "Inducement Awards"): (i) for the Company's new CEO, 200,000 restricted stock units and 1,500,000 stock options, which vest over 18 months and four years, respectively; and (ii) for the Company's new CFO, 550,000 stock options vesting over four years and 150,000 performance shares that will be earned based on the relative total shareholder return of the Company’s stock price compared to component companies in the NASDAQ Biotechnology Index over a 3 year period ending December 31, 2018. There were no other Inducement Awards in 2016 or in the three and nine-month periods ended September 30, 2015.
Employee Stock Purchase Plan
In 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. The ESPP was amended in June 2008 to reserve an additional 500,000 shares of common stock for issuance and the plan was further amended in 2009 and in 2015 to reserve an additional 750,000 shares of common stock for issuance pursuant to each of those amendments. Under this plan, substantially all of the Company’s employees may, through payroll withholdings, purchase shares of the Company’s common stock at a price of 85 percent of the lesser of the fair market value at the beginning or end of each three-month withholding period. For the nine-month periods ended September 30, 2016 and 2015, 239,110 and 193,178 shares of common stock were issued under the plan, respectively. Compensation cost is equal to the fair value of the discount on the date of grant and is recognized as compensation in the period of purchase.
Stock-Based Compensation
The Company’s statements of operations included total compensation cost from awards under the Plans, the Inducement Awards, and purchases under the ESPP for the three and nine-month periods ended September 30, 2016 and 2015, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Compensation cost from:
Stock options	$2,459	$3,348	$7,813	$11,718
Stock and stock units	2,713	6,396	6,471	16,858
Purchases of common stock at a discount	110	187	375	433
	$5,282	$9,931	$14,659	$29,009
Compensation cost included in:
Research and development expense	$2,329	$3,633	$6,807	$11,629
Selling, general and administrative expense	2,953	6,298	7,852	17,380
	$5,282	$9,931	$14,659	$29,009
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
Stock option activity under the Plans and Inducement Awards for the nine-month period ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2016	10,232,969	$10.00
Granted	4,926,825	$6.49
Forfeited	(3,203,040)	$11.38
Exercised	(2,347,046)	$5.32
Options outstanding, September 30, 2016	9,609,708	$8.88
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
Stock and stock unit activity under the Plans and Inducement Awards for the nine-month period ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	4,493,054	$8.64
Granted / awarded	3,708,892	$6.64
Forfeited	(2,767,526)	$7.58
Vested or restrictions lapsed	(1,986,124)	$8.66
Outstanding, September 30, 2016	3,448,296	$7.34
The total fair value of stock and stock unit awards that vested during the nine-months ended September 30, 2016 and 2015 was $13.1 million and $9.2 million, respectively. The total unrecognized compensation expense for restricted shares or units that have been granted was $13.4 million at September 30, 2016 and will be recognized over 1.6 years on a weighted average basis.
The Company recognizes compensation expense for performance share units when the achievement of the performance metric is determined to be probable of occurrence. The total number of units earned, and related compensation cost, may be up to 60 percent higher depending on the level or timing of achievement of the metric as defined in the specific award agreement. During the nine months ended September 30, 2016, the Company granted 635,200 awards that are eligible to earn up to a 60 percent premium based on achievement of certain market conditions. As of September 30, 2016, 461,900 of these awards remain outstanding.
14. Net (Loss) Income Per Share
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
The net income (loss) and the number of shares used to compute basic and diluted earnings per share for the three and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015	2016	2015
Net (loss) income	$(27,827)	$(55,451)	$28,234	$(171,285)

Shares used in basic computation	193,225	188,921	191,677	188,456
Dilutive impact of employee equity award plans	—	—	2,874	—
Dilutive impact of convertible debt	—	—	528	—
Shares used in diluted computation	193,225	188,921	195,079	188,456

Net income per Share:
Basic	$(0.14)	$(0.29)	$0.15	$(0.91)
Diluted	$(0.14)	$(0.29)	$0.14	$(0.91)

We have excluded 14.2 million and 14.5 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended September 30, 2016 and 2015, respectively, and 8.9 million and 13.5 million shares of common stock potentially issuable under employee equity award plans in the nine months ended September 30, 2016 and 2015, respectively, from the diluted net income per share calculations, as their effect would have been anti-dilutive. For the nine months ended September 30, 2016 we included 2.9 million weighted-average shares of common stock of potentially issuable shares under employee equity award plans.
We have also excluded the impact of the convertible debt and related warrants from the calculation of diluted share computation for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2015. Holders of the convertible notes may convert their Notes into shares of the Company’s common stock at the applicable conversion rate, subject to certain conditions (refer to Note 9 for a full description). Since it is the Company's stated intent to settle the principal amount of the Notes in cash, the Company has used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. During the third quarter of 2016 the average price of the Company's common stock was more than the effective conversion price. As a result, the Company included potentially convertible shares in the diluted shares calculation for the nine months ended September 30, 2016.

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

15. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2016 were as follows:

In thousands	Unrealized Gains on Marketable Securities, net of tax	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, July 1, 2016	$912	$—	$—	$912
Other comprehensive (loss) income	4,129	—	—	4,129
Reclassification into earnings upon sale of European operations	—	—	—	—
Balance, September 30, 2016	$5,041	$—	$—	$5,041

In thousands	Unrealized Gains on Marketable Securities, net of tax	Cumulative Translation Adjustment	Defined Benefit Pension Obligation	Total
Balance, January 1, 2016	$6,821	$567	$(3,553)	$3,835
Other comprehensive (loss) income	(1,780)	(44)	91	(1,733)
Reclassification into earnings upon sale of European operations	—	(523)	3,462	2,939
Balance, September 30, 2016	$5,041	$—	$—	$5,041
16. Restructuring Actions
During 2016, the Company incurred expenses of $3.0 million associated with employee workforce reductions of approximately 90 positions implemented in March 2016. During the nine months ended September 30, 2016, $2.1 million was paid. In connection with the sale of ARIAD's European Operations, $0.8 million of the balance was transferred to Incyte. The remaining restructuring balance will be fully paid by the end of 2016.

In thousands	September 30, 2016
Balance, January 1, 2016	$—
Charges	3,010
Amounts paid	(2,124)
Adjustments, net	(861)
Balance, September 30, 2016	$25
17. Legal Proceedings
There were no material legal proceedings that were instituted or terminated during the quarter ended September 30, 2016, and there have been no material developments in the pending legal proceedings disclosed in Note 16 to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Other Matters

In October 2016, we received a letter from Rep. Elijah Cummings and Sen. Bernard Sanders requesting information and supporting documentation from us related to Iclusig and the pricing of Iclusig in the United States since 2012. The letter inquired about our approach to pricing, commercialization and related matters for Iclusig. We responded to the letter on November 4, 2016 and are cooperating with this inquiry.

In November 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and our patient support programs.  Other companies in our industry have disclosed similar inquiries. We intend to cooperate with this inquiry.

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
We are currently commercializing or developing the following three products and product candidates:

•
Iclusig® (ponatinib) is our first approved cancer medicine, which we and our collaborators are commercializing in the United States, Europe and other territories for the treatment of certain patients with rare forms of leukemia. We are also continuing to develop ponatinib, including in our ongoing OPTIC dose-ranging trial and our OPTIC-2L trial in second-line patients with chronic phase chronic myeloid leukemia, or CML.

•
Brigatinib (previously known as AP26113) is our next most advanced drug candidate, which we are developing for the treatment of certain patients with a form of non-small cell lung cancer, or NSCLC. We have completed a Phase 2 pivotal clinical trial and submitted a new drug application, or NDA, seeking U.S. marketing approval of brigatinib for patients with metastatic ALK-positive (ALK+) NSCLC who are resistant or intolerant to crizotinib. The PDUFA date for the NDA is April 29, 2017. We have also commenced a global Phase 3 clinical trial of brigatinib, called the ALTA-1L trial, designed to evaluate brigatinib as a potential front-line therapy in ALK+ NSCLC patients. Subject to the timing of enrollment, we currently anticipate to complete enrollment in this trial in 2018.

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

Recent Developments

On August 30, 2016, we announced that we completed the rolling submission of the NDA for brigatinib to the U.S. Food and Drug Administration, or FDA, for patients with metastatic ALK+ NSCLC who are resistant or intolerant to crizotinib.

On September 28, 2016, we announced that our partner, Otsuka Pharmaceutical Co., Ltd., or Otsuka, received approval from the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, to market Iclusig in Japan for the treatment of CML resistant or intolerant to preceding drug treatment and relapsed or treatment resistant Philadelphia chromosome-positive acute lymphoblastic leukemia, or Ph+ ALL.

On October 10, 2016, we announced updated clinical data on brigatinib in patients with ALK+ NSCLC from an ongoing Phase 1/2 trial that were included in a poster presentation at the 41st Annual Congress of the European Society for Medical Oncology (ESMO) held in Copenhagen, Denmark.

On October 31, 2016, we announced that the FDA accepted for review our NDA for brigatinib in patients with metastatic ALK+ NSCLC who are resistant or intolerant to crizotinib. The FDA granted our request for priority review and set an action date of April 29, 2017 under the Prescription Drug User Fee Act, or PDUFA.
Critical Accounting Policies and Estimates

Our financial position and results of operations are affected by subjective and complex judgments, particularly in the areas of revenue recognition, accrued product development expenses, inventory, leased buildings under construction and stock-based compensation expense. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies and estimates, read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in those policies or in the method of developing the estimates used to apply those policies.
Results of Operations
For the Three Months Ended September 30, 2016 and 2015
Revenue
Our revenues for the three-month period ended September 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Product revenue, net	$34,300	$27,543	$6,757	25%
License, collaboration and other revenue	11,716	1,527	10,189	667%
	$46,016	$29,070	$16,946	58%
Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Three Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Trade allowances	$441	$298	$143	48%
Rebates, chargebacks and discounts	7,205	3,997	3,208	80%
Other incentives	116	92	24	26%
Total adjustments	$7,762	$4,387	$3,375	77%
Gross product revenue	$42,062	$31,930	$10,132	32%
Percentage of gross product revenue	18.5%	13.7%

Revenue increased by 58 percent to $46.0 million in the three-month period ended September 30, 2016, compared to $29.1 million in the corresponding period in 2015, primarily due to increased net product revenue in the United States and other countries. In the United States, net product revenue increased by 66 percent to $33.6 million for the three month period ended September 30, 2016, compared to $20.3 million in the corresponding period in 2015. Approximately 56% of the growth in product revenue in the United States was due to pricing and the remaining approximately 44% was due to volume. The number of units of Iclusig shipped in the United States increased by 29 percent in the third quarter of 2016 as compared to the third quarter of 2015. Our volume increase in the United States was partially due to an increase in the channel inventory held by our specialty pharmacy at September 30, 2016 as compared to the same period end in the prior year. On June 1, 2016, we out-licensed the rights to Iclusig in Europe. As a result, product revenue for Europe decreased in the three-month period ended September 30, 2016 by $7.2 million compared to the corresponding period in 2015. From June 1, 2016, we record royalty revenue based on tiered royalty rates from Iclusig sales in Europe recognized by Incyte.

Product revenue is reduced by certain gross to net deductions. For the three-month period ended September 30, 2016, gross to net deductions, as a percentage of gross revenue, were approximately 18.5 percent as compared to 13.7 percent for the corresponding period in 2015. The increase in gross to net percentage primarily relates to the impact of higher Medicaid utilization. We expect our gross to net reductions related to product revenue generated in the United States, as a percentage of gross revenue, to remain relatively consistent in future periods.

We recognized $11.7 million of license, collaboration and other revenue in the three-month period ended September 30, 2016, primarily related to $3.5 million of revenue from Incyte for R&D cost sharing, $3.5 million of revenue from Incyte for royalties generated on sales of Iclusig and $1.0 million of revenue from Incyte related to the amortization of deferred revenue balances; a $2.0 million milestone achieved from Medinol and $1.3 million amortization of $77.5 million upfront payment from Otsuka.

In the United States we expect that our product revenue will continue to increase in 2016 compared to 2015 due to increasing sales volume for Iclusig as well as the effect of price increases. We also expect that our license, collaboration and other revenue will increase from the prior year period due to royalty payments from Incyte based on sales of Iclusig in Europe, potential milestone payments from our existing distribution and collaboration agreements and revenue related to the Incyte transaction for research and development and regulatory support. We will no longer generate Iclusig product revenue in Europe due to the Incyte transaction. During the fourth quarter of 2016, we expect to achieve and recognize as revenue a $2.5 million milestone from Medinol.
Operating Expenses
Cost of Product Revenue
Our cost of product revenue relates to sales of Iclusig. Our cost of product revenue for the three-month period ended September 30, 2016 as compared to the corresponding period in 2015, includes the following:

	Three Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Inventory cost of Iclusig sold	$832	$189	$643	340%
Shipping and handling costs	100	77	23	30%
Inventory reserves/write-downs	200	217	(17)	(8)%
	$1,132	$483	$649	134%

During the three-month period ended September 30, 2015, the inventory cost of Iclusig sold increased due to an increase in product revenue. During the three-month period ended September 30, 2015, the inventory provision was due to excess inventory related to expired product that could no longer be sold.

Research and Development Expenses
Research and development expenses decreased by $4.6 million, or 10 percent, to $43.6 million for the three-month period ended September 30, 2016, compared to $48.2 million for the three-month period ended September 30, 2015, for the reasons set forth below.
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
Our R&D expenses for the three-month period ended September 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Three Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Direct external expenses:
Iclusig	$11,400	$13,563	$(2,163)	(16)%
Brigatinib	13,282	9,266	4,016	43%
All other R&D expenses	18,944	25,390	(6,446)	(25)%
	$43,626	$48,219	$(4,593)	(10)%

Direct external expenses for Iclusig were $11.4 million in the three-month period ended September 30, 2016, a decrease of $2.2 million, or 16 percent, as compared to the corresponding period in 2015. The decrease is primarily due to a decrease in program support of $1.9 million as a result of the completion of studies conducted last year.

Direct external expenses for brigatinib were $13.3 million in the three-month period ended September 30, 2016, an increase of $4.0 million, or 43 percent, as compared to the corresponding period in 2015. The increase in expenses for brigatinib was due primarily to an increase of $5.2 million in clinical trial costs associated with the Phase 3 ALTA-1L trial partially offset by a $1.4 million decrease in pivotal trial expenses due to lower activity in the trial following the submission of our NDA to the FDA.

All other R&D expenses were $18.9 million in the three-month period ended September 30, 2016, a decrease of $6.4 million, or 25 percent, in 2016 as compared to the three-month period ended September 30, 2015. The decrease is primarily due to lower personnel costs of $3.7 million relating to headcount reductions driven by the sale of European operations during the second quarter of 2016 and the reduction in force initiated in the first quarter of 2016 and a reduction of $1.1 million of costs related to development of other product candidates.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $26.2 million in the three-month period ended September 30, 2016, a decrease of $10.5 million, or 29 percent, compared to the corresponding period in 2015. The decrease is primarily due to lower personnel costs of $9.5 million associated with the reduction in force initiated in the first quarter of 2016 and the sale of our European operations on June 1, 2016.

As a result of our reduced facilities and headcount from the sale of our European operations, we expect our selling, general and administrative expenses to continue to be lower in the fourth quarter of 2016 as compared to the first two quarters of 2016.
Other Income (Expense)
Interest Income/Expense
Interest income increased to $0.2 million in the three-month period ended September 30, 2016 from $20 thousand in the corresponding period in 2015.
Interest expense increased to $8.4 million in the three-month period ended September 30, 2016 from $5.2 million in the corresponding period in 2015 as a result of the execution of a $50.0 million royalty financing agreement in July 2015 and a second tranche of $50.0 million received in July 2016. Interest expense in the three-month period ended September 30, 2016 of $4.1 million and $2.2 million was incurred related to the convertible notes and royalty financing, respectively. Interest expense also increased by $2.1 million in the nine-month period ended September 30, 2016 incurred related to facility lease obligation.
Other income, net
During the three months ended September 30, 2016, we placed approximately 44% of our Binney Street lease facility into service, which primarily relates to the subleased portion of the buildings (see Note 10). During the three-month period ended September 30, 2016, we recognized other income, net of $3.0 million due primarily to placing approximately 44% of our Binney Street lease facility into service, which primarily relates to the subleased portion of the building (see Note 10). As a result of the commencement of the sublease, we recognized $4.6 million of sublease income partially offset by $1.8 million of facility costs related to the subleased space during the nine-months ended September 30, 2016.
Foreign Exchange Gain (Loss)
We recognized a net foreign exchange gain of $3 thousand in the three-month period ended September 30, 2016 compared to a net foreign exchange gain of $0.3 million in the three-month period ended September 30, 2015. The reduction in foreign exchange activity is primarily a result of the sale of our European operations during the second quarter of 2016.
Provision for Income Taxes

Our provision for income taxes for the three-month period ended September 30, 2016 was a benefit of $2.3 million compared to a benefit from income taxes of $5.8 million in the corresponding period in 2015. The benefit from taxes during the third quarter of 2016 primarily relates to the release of a $2.3 million uncertain tax position as a result of the statute of limitations expiring. The tax benefit recorded during the three months ended September 30, 2015 related to the use of net losses generated by continuing operations to offset tax provided on an unrealized gain on marketable securities recorded in other comprehensive income.

Results of Operations
For the Nine Months Ended September 30, 2016 and 2015
Revenue

Our revenues for the nine-month period ended September 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Product revenue, net	$133,260	$79,262	$53,998	68%
License, collaboration and other revenue	16,479	3,038	13,441	442%
	$149,739	$82,300	$67,439	82%
Product revenue is stated net of adjustments for trade allowances, rebates, chargebacks and discounts and other incentives, summarized as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Trade allowances	$1,273	$856	$417	49%
Rebates, chargebacks and discounts	25,389	9,356	16,033	171%
Other incentives	209	538	(329)	(61)%
Total adjustments	$26,871	$10,750	$16,121	150%
Gross product revenue	$160,131	$90,012	$70,119	78%
Percentage of gross product revenue	17%	12%

Revenue increased by 82 percent to $149.7 million in the nine-month period ended September 30, 2016 compared to $82.3 million in the corresponding period in 2015, primarily due to increased net product revenue in the United States and Europe. In the United States, net product revenue increased by 50 percent to $91.2 million for the nine-month period ended September 30, 2016, compared to $60.6 million in the corresponding period in 2015. Approximately 60% of the growth in net product revenue in the United States was due to volume and the remaining approximately 40% was due to price. The number of units of Iclusig shipped in the United States increased by 30 percent during the nine-months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Our volume increase in the United States was partially due to an increase in the channel inventory held by our specialty pharmacy at September 30, 2016 as compared to the same period in the prior year. In Europe, net product revenue increased by 121 percent to $41.4 million in the nine-month period ended September 30, 2016, compared to $18.7 million in the corresponding period in 2015. European product revenue in the 2016 period includes one-time French revenue recognition of $25.5 million resulting from the completion of pricing and reimbursement negotiations and approximately $15.9 million of product revenue for sales in the first five months of 2016. On June 1, 2016, ARIAD out-licensed the rights to Iclusig in Europe. From June 1, 2016, we record royalty revenue based on tiered royalty rates from Iclusig sales in Europe recognized by Incyte. During the nine-month period ended September 30, 2016, the Company recognized $0.7 million from customers outside of the United States and Europe.

Product revenue is reduced by certain gross to net deductions. For the nine-month period ended September 30, 2016, gross to net deductions, as a percentage of gross revenue, were approximately 17 percent, as compared to 12 percent for the corresponding period in 2015. The increase in gross to net percentage primarily relates to the impact of higher Medicaid utilization plus government mandated discounts in certain European countries.

We recognized $16.5 million of license and other revenue in the nine-month period ended September 30, 2016, primarily related to $4.6 million of revenue from Incyte from royalties generated on sales of Iclusig, $3.9 million of revenue recognized on the amortization of the $77.5 million upfront payment received from Otsuka, $3.6 million for Incyte for R&D cost sharing and $1.0 million related to Incyte for the amortization of deferred revenue balances and a $2.0 million milestone achieved from Medinol.

Operating Expenses
Cost of Product Revenue
Our cost of product revenue relates to sales of Iclusig. Our cost of product revenue for the nine-month period ended September 30, 2016 as compared to the corresponding period in 2015, was as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Inventory cost of Iclusig sold	$1,779	$728	$1,051	144%
Shipping and handling costs	464	476	(12)	(3)%
Inventory reserves/write-downs	482	462	20	4%
	$2,725	$1,666	$1,059	64%

During the nine-month period ended September 30, 2016, the inventory provision was due to excess inventory related to certain finished products in Europe to comply with European packaging regulations as well as expired product that could no longer be sold. During the nine-month period ended September 30, 2015, the inventory provision was primarily related to excess packaging supplies, inventory in Europe that had to be destroyed that did not comply with current European regulations as well as inventory that had expired.
Research and Development Expenses
Research and development expenses increased by $4.2 million, or 3 percent, to $130.6 million for the nine-month period ended September 30, 2016, compared to $126.4 million for the nine-month period ended September 30, 2015, for the reasons set forth below.
Our R&D expenses for the nine-month period ended September 30, 2016, as compared to the corresponding period in 2015, were as follows:

	Nine Months Ended September 30,		Increase/
In thousands	2016	2015	(decrease)	% Change
Direct external expenses:
Iclusig	$26,008	$25,420	$588	2%
Brigatinib	37,174	26,068	11,106	43%
All other R&D expenses	67,387	74,913	(7,526)	(10)%
	$130,569	$126,401	$4,168	3%

Direct external expenses for Iclusig were $26.0 million in the nine-month period ended September 30, 2016, an increase of $0.6 million, or 2 percent, as compared to the corresponding period in 2015. The increase is primarily due to an increase in clinical trial costs of $3.7 million primarily related to patient enrollment activities in our OPTIC and OPTIC 2L trials, partially offset by a $3.2 million decrease in non-clinical trials driven by the completion of studies conducted in the prior year.

Direct external expenses for brigatinib were $37.2 million in the nine-month period ended September 30, 2016, an increase of $11.1 million, or 43 percent, as compared to the corresponding period in 2015. The increase in expenses for brigatinib is due primarily to an increase in clinical trial costs of $9.2 million and an increase in non-clinical costs of $1.9 million. Increases in clinical trial costs relate primarily to costs associated with the fully enrolled ALTA Phase 2 pivotal trial and the initiation of our Phase 3 trial ALTA-1L during the period. The increase in non-clinical costs is primarily due to higher program support of $2.7 million for consulting services related our NDA filing in the United States.

All other R&D expenses were $67.4 million in the nine-month period ended September 30, 2016, a decrease of $7.5 million, or 10 percent, in 2016 as compared to the nine-month period ended September 30, 2015. The decrease is primarily due to lower U.S. stock-based compensation expense of $4.1 million and lower personnel costs in Europe due to the sale of our European operations on June 1, 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $96.5 million in the nine-month period ended September 30, 2016, a decrease of $22.4 million, or 19 percent, compared to the corresponding period in 2015. The decrease is primarily due to lower personnel costs of $14.2 million associated with the reduction of force initiated in the first quarter of 2016 and the sale of our European operations on June 1, 2016 and lower general and administrative professional fees. During the nine-months ended September 30, 2015, we incurred $6.0 million of legal expenses and consulting services associated with the preparation of our proxy statement that did not recur in the same period of 2016.
Other Income (Expense)
Interest Income/Expense
Interest income increased to $0.3 million in the nine-month period ended September 30, 2016 from $0.1 million in the corresponding period in 2015.
Interest expense increased to $18.8 million in the nine-month period ended September 30, 2016 from $12.9 million in the corresponding period in 2015 as a result of the execution of a $50.0 million royalty financing agreement in July 2015 and a second tranche of $50.0 million received in July 2016. Interest expense in the nine-month period ended September 30, 2016 of $12.2 million and $4.5 million related to the convertible notes and royalty financing, respectively. Interest expense also increased by $2.1 million in the nine-month period ended September 30, 2016 incurred related to facility lease obligation.
Other income, net
We recognized other income, net of $131.7 million in the nine-month period ended September 30, 2016, primarily reflecting the gain on the Incyte transaction. The transaction included multiple elements that were each assigned a proportional value based on their estimated selling price. We recorded a gain of $131.9 million related to the elements considered to be delivered during the nine-months ended September 30, 2016, partially offset by $2.9 million related to the reclassification of earnings of cumulative currency translation adjustments and a cumulative adjustment in the Swiss pension liability obligation from accumulated other comprehensive income (loss). In addition, we placed approximately 44% of our Binney Street lease facility into service, which primarily relates to the subleased portion of the building (see Note 10) during the nine months ended September 30, 2016. As a result of the commencement of the sublease, we recognized $4.6 million of sublease income partially offset by $1.8 million of facility costs related to the subleased space during the nine-months ended September 30, 2016.
Foreign Exchange Gain (Loss)
We recognized a net foreign exchange loss of $0.8 million in the nine-month period ended September 30, 2016, compared to a net foreign exchange gain of $0.9 million in the nine-month period ended September 30, 2015. The losses are a result of our having conducted business in Europe prior to the June 1, 2016 transaction with Incyte, as we carried accounts denominated in foreign currencies that were affected by changes in exchange rates during these periods.

Provision for Income Taxes

Our benefit for income taxes for the nine-month period ended September 30, 2016 was $0.3 million, compared to a benefit from income taxes of $5.3 million in the corresponding period in 2015. During the nine months ended September 30, 2016, we released a $2.3 million uncertain tax position as a result of statute of limitations expiring partially offset by a state tax expense of $1.5 million related to the sale of our European business. The tax benefit recorded during the nine months ended September 30, 2015 primarily related to the use of net losses generated by continuing operations to offset tax provided on an unrealized gain on marketable securities recorded in other comprehensive income.
Liquidity and Capital Resources
At September 30, 2016, we had cash, cash equivalents, and marketable securities totaling $314.7 million and working capital of $240.4 million, compared to cash, cash equivalents and marketable securities totaling $242.3 million and working capital of $142.9 million at December 31, 2015. The increase is primarily due to the receipt of approximately $143.1 million in net proceeds from the Incyte transaction and $50 million under our royalty financing agreement in July 2016, offset by our loss from operations for the nine-month month period ended September 30, 2016 as described above.

In July 2015, we entered into a royalty financing agreement with PDL, under which we received $50.0 million upon signing and received an additional $50.0 million in July 2016. In addition, we and PDL amended the royalty financing agreement in connection with the closing of the Incyte transaction on June 1, 2016 to provide us with an option to draw down up to an additional $40.0 million in July 2017. In return, we agreed to pay PDL a percentage of Iclusig global net revenues equal to 2.5 percent through July 2016, 5 percent from August 2016 through the end of 2018 (subject to annual maximum payments of $20.0 million per year through 2018), and 6.5 percent from 2019 until PDL receives an internal rate of return of 10 percent on funds advanced to us. This financing has allowed us to accelerate the initiation of a front-line trial of brigatinib and invest in launch readiness, while providing strategic flexibility with respect to additional financing and partnering alternatives.

For the nine-month period ended September 30, 2016, we reported a loss from operations of 84.5 million and cash used in operating activities of $121.4 million. Going forward, we expect to incur losses on a quarterly basis until we can substantially increase revenues as a result of increased product and royalty revenue generated on the sales of Iclusig and potential future regulatory approvals of brigatinib and our other product candidates.
Our balance sheet at September 30, 2016 includes net property and equipment of $309.0 million, which represents an increase of $54.9 million from December 31, 2015. The increase is primarily due to the ongoing costs of construction, as described below, of new laboratory and office space in two adjacent, connected buildings on Binney Street in Cambridge, Massachusetts. Construction of the core and shell of the buildings was completed in the first half of 2015, at which time we commenced making lease payments. The Company is completing and occupying the building in stages. During the three months ended September 30, 2016, the Company placed approximately 44% of the building in service or $103.2 million related to the building and $13.3 million related to leasehold improvements, which primarily relates to the subleased portion of the facility (see Note 10). The Company expects to substantially complete construction and occupy the remainder of the facility in the fourth quarter of 2016. For accounting purposes, we are the deemed owner for the project during the construction period and accordingly, we have recorded the project construction costs as an asset ($182.7 million at September 30, 2016) and a corresponding facility lease obligation of ($284.9 million at September 30, 2016 which is net of reductions for lease payments made). As construction continues on the facility, the asset and corresponding facility lease obligation will continue to increase until we complete the construction period and place the asset in service.
Sources of Funds
We have financed our operations and investments to date primarily through sales of our common stock and convertible notes in public and private offerings, through our 2015 royalty financing transaction, through the sale of our European operations and the license of Iclusig rights in the European Union and other countries to Incyte in June 2016, through the receipt of upfront and milestone payments from collaborations and licenses with pharmaceutical and biotechnology companies and, to a lesser extent, through issuances of our common stock pursuant to our equity incentive and employee stock purchase plans, supplemented by the borrowing of long-term debt from commercial lenders.
With the sales of Iclusig in the United States from January through October 2013 and commencing again in January 2014, as well as sales in Europe since the second half of 2013, we have generated product and royalty revenues that have contributed to our cash flows. However, our cash flows generated from sales of Iclusig are not currently sufficient to fund our operations and we rely on funding from other sources to fund our operations.

During the nine-months ended September 30, 2016 and 2015, our sources of cash from investing and financing activities were as follows:

	Nine Months Ended September 30,
In thousands	2016	2015
Proceeds from the Incyte transaction, net of cash transferred	$143,149	$—
Option and stock purchase plans	14,234	3,596
Proceeds from royalty financing	50,000	50,000
Reimbursement of amounts related to facility lease obligation	34,173	1,816
	$241,556	$55,412
We intend to rely on the following as our primary sources of liquidity:

•	our existing cash, cash equivalents, and marketable securities;

•	cash flows from sales of Iclusig, including from royalties on sales outside the United States from our collaborators and distributors;

•	payments under our license agreement with Incyte, including up to $14.0 million in cost-sharing for our OPTIC and OPTIC-2L trials, and up to $135.0 million in potential milestone payments;

•	future milestone payments under our existing collaboration and distribution agreements; and

•	funding from potential new collaborative agreements, licenses or strategic alliances.
In the near-term, we expect that revenue from sales of Iclusig will increase as we continue to work to increase the number of patients who are treated with Iclusig and launch the product in new markets, offset by the loss of product revenue in Europe and the rest of the licensed territory following the closing of the Incyte transaction. In addition, our royalty financing agreement with PDL, as amended, provides us with the option to receive up to $40.0 million in July 2017. We expect that cash flows from product and royalty revenue generated on sales of Iclusig and brigatinib, if approved, the proceeds and cost savings resulting from our transaction with Incyte, milestone payments from our current distribution and collaboration agreements and potential upfront and milestone payments from any new agreements, our current cash, cash equivalents and marketable securities, and funding available to us from our royalty financing agreement with PDL, will be sufficient to fund our operations for the foreseeable future.

Uses of Funds
The primary uses of our cash are to fund our operations and working capital requirements and, to a lesser degree, to repay our long-term debt, including our royalty financing obligation, and to invest in our property and equipment as needed for our business. Our uses of cash during the nine-month periods ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
In thousands	2016	2015
Net cash used in operating activities	$(121,436)	$(120,658)
Repayment of long-term borrowings and capital leases	(4,813)	(313)
Investment in property and equipment	(39,572)	(4,446)
Payment of tax withholding obligations related to stock compensation	(1,541)	(321)
	$(167,362)	$(125,738)
The net cash used in operating activities is comprised of our net income (loss), adjusted for the gain on the Incyte transaction, non-cash expenses, deferred revenue and working capital requirements. Our net cash used in operating activities in the nine-month period ended September 30, 2016 increased by $0.8 million. The difference is primarily due to the timing of accounts payable payments and collection of accounts receivables as compared to 2015. Other significant uses of cash in the nine-month period end September 30, 2016 compared to 2015 were the payment of tax withholding obligations related to stock-based compensation of $1.5 million and the payments made related to our royalty financing agreement with PDL for 2015 of $4.8 million.
We currently occupy facilities in Cambridge, Massachusetts from which we conduct and manage our business. We plan to move all of our operations in the fourth quarter of 2016 to new space on Binney Street in Cambridge, Massachusetts currently under construction. The landlord completed construction of the core and shell of the buildings in March 2015, at which time our lease payments commenced. Tenant improvements and the fit-out of the facility are expected to be completed in the fourth quarter of 2016, at which time we plan to occupy the facility. The landlord has provided a tenant improvement allowance for such costs. To the extent such costs exceed the allowance, we will be responsible for funding such excess. During the nine-month period ended September 30, 2016, we invested $39.6 million for purchases of property, plant and equipment which primarily related to the fit-out of our new facility. This investment was partially offset by landlord reimbursements of $34.2 million during the first nine months of 2016. We will continue to be obligated to make rental payments on our existing facility on Landsdowne Street in Cambridge, Massachusetts through July 2017.

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

Liquidity
We incur substantial operating expenses to conduct research and development and commercialization activities and operate our business. We must pay interest on the $200.0 million principal amount of convertible notes we issued in June 2014 and will be required to repay the principal amount of the notes in June 2019, or earlier in specified circumstances, if the notes are not converted into shares of our common stock. In addition, we are required to make payments to PDL under our royalty financing agreement based on a single digit percentage of our net product sales of Iclusig over the term of the agreement. We expect that cash flows from product and royalty revenue generated on sales of Iclusig and brigatinib, if approved, the proceeds and cost savings resulting from our transaction with Incyte, milestone payments from our current distribution and collaboration agreements and potential upfront and milestone payments from any new agreements, our current cash, cash equivalents and marketable securities, and funding available to us from our royalty financing agreement with PDL, will be sufficient to fund our operations for the foreseeable future.

The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including amounts of future product and royalty revenue generated by Iclusig, the potential introduction of brigatinib and one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs.
To the extent that product and royalty revenues and non-dilutive funding transactions such as collaboration and out-license arrangements and our royalty financing agreement with PDL are not sufficient to fund our operations, we may seek to fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of additional debt from commercial lenders or other financing transactions. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing, giving us the opportunity to raise funding when needed or otherwise considered appropriate. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. In addition, we may raise additional capital through securing new collaborative, licensing or strategic agreements or other methods of financing. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities for financial partnerships, such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we maintained outstanding letters of credit of $10.9 million in accordance with the terms of our existing leases for our office and laboratory space, our new lease for office and laboratory space under construction, and for other purposes.
Contractual Obligations
We have substantial fixed non-cancellable contractual obligations, which were comprised of the following as of September 30, 2016:

		Payments Due By Period
In thousands	Total	In 2016	2017 through 2019	2020 through 2021	After 2021
Long-term debt	$200,000	$—	$200,000	$—	$—
Royalty financing	94,122	—	—	94,122	—
Lease agreements	452,614	3,735	91,507	64,756	292,616
Other long-term obligations	3,890	350	3,390	100	50
Total fixed contractual obligations	$750,626	$4,085	$294,897	$158,978	$292,666

Long-term debt reflects the payment at maturity of our $200.0 million of convertible notes issued in June 2014 and due on June 15, 2019. Interest on this debt accrues at a rate of 3.625 percent of the principal, or $7.25 million, annually and is payable in arrears in December and June of each year. We may not redeem the convertible notes prior to the maturity date and no “sinking fund” is provided for the convertible notes, which means that we are not required to periodically redeem or retire the convertible notes. Upon the occurrence of certain fundamental changes involving our company, holders of the convertible notes may require us to repurchase for cash all or part of their convertible notes at a repurchase price equal to 100 percent of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest.

Royalty financing reflects the repayment of an advance provided by PDL of $50.0 million received in July 2015, which was the effective date of the agreement. An additional committed advance of $50.0 million occurred in July 2016. Effective June 1, 2016, the royalty financing agreement was amended to provide us with an option to receive up to an additional $40.0 million in July 2017 (reduced from $100.0 million under the original terms of the agreement). This additional amount is not included in the table above. Repayments of principal are calculated based on a single digit royalty on projected Iclusig net product revenues and an internal rate of return of 10 percent over the term of the agreement based on the timing and outstanding balances of advances. In addition, as part of the agreement, we are required to repay any outstanding advances by the fifth anniversary of each advance. See Note 3 Incyte Transaction and Note 9, Long-term Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Lease agreements consist of payments to be made on our building leases in Cambridge, Massachusetts, including future lease commitments related to leases executed for office and laboratory space in two buildings currently under construction in Cambridge. The minimum non-cancelable payments for the facility being constructed in Cambridge are included in the table above and include amounts related to the original lease as amended. We are the deemed owner for accounting purposes and have recognized a financing obligation associated with the cost of the buildings incurred to date for the buildings under construction in Cambridge, Massachusetts. In addition to minimum lease payments, the leases require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table. In August 2015, we entered into a sublease agreement for approximately 160,000 square feet of the total leased space in the Binney Street facility. The sublease has an initial term of 10 years from the rent commencement date (July 1, 2016) with an option to extend for the remainder of the initial term of our underlying lease. See Note 10, Leases, License Technology and Other Commitments, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. In July 2016, we notified our landlord that we exercised our early termination right under the agreement that allows us to terminate the lease on our existing facility on Landsdowne Street in Cambridge effective July 2017 (from the original end date of July 2019). As part of the termination, we made a payment of $1.7 million related to the termination.

Other long-term obligations are comprised primarily of our liability for unrecognized tax positions, which is expected to be determined by the end of 2016 and milestone payments due under our third party licensing arrangements.
Securities Litigation Reform Act
Safe harbor statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements in connection with any discussion of future operating or financial performance are identified by the use of words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our expectations with respect to: (i) our future financial performance, results of operations and liquidity, including product, royalty and license revenue, research and development expenses, selling, general and administrative expenses, capital expenditures, income taxes, and our expected liquidity needs and available cash; (ii) the future performance of our collaborators, distributors, manufacturers and partners; (iii) the manufacturing and commercialization, including pricing and reimbursement, of Iclusig, brigatinib and our other product candidates, if approved; (iv) the development, regulatory filing and review, and commercial potential of our products and product candidates, including the anticipated timing, status and results of our clinical trials and regulatory filings and approvals; and (v) potential changes to our near- and long-term objectives. All such forward-looking statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties include, but are not limited to, our ability to successfully commercialize and generate profits from sales of our products; our ability to meet anticipated clinical trial commencement, enrollment and completion dates and regulatory filing dates for our products and product candidates and to move new development candidates into the clinic; our ability to execute on our key corporate initiatives; regulatory developments and safety issues, including difficulties or delays in obtaining regulatory and pricing and reimbursement approvals to market our products; competition from alternative therapies; our reliance on the performance of third-party manufacturers, specialty pharmacies, distributors and other collaborators for the supply, distribution, development and/or commercialization of our products and product candidates; the occurrence of adverse safety events with our products and product candidates; the costs associated with our research, development, manufacturing, commercialization and other activities; the conduct, timing and results of preclinical and clinical studies of our products and product candidates, including that preclinical data and early-stage clinical data may not be replicated in later-stage clinical studies; the adequacy of our capital resources and the availability of additional funding; the ability to satisfy our contractual obligations, including under our leases, convertible debt and royalty financing agreements; patent protection and third-party intellectual property claims; litigation and government investigations; our operations in foreign countries with or through third parties; risks related to key employees, markets, economic conditions, health care reform, prices and reimbursement rates; and other factors detailed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors contained in our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission. The information contained in this document is believed to be current as of the date of original issue. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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

At September 30, 2016, our marketable securities of $9.6 million consisted of 687,139 shares of common stock of REGENXBIO, Inc., which completed an initial public offering in September 2015. In connection with the initial public offering, we entered into a lock-up agreement with REGENXBIO that restricted us from selling these shares until March 14, 2016. The value of these shares is subject to market risk common to development stage companies and may increase or decrease in value over the period during which we hold these shares.
At September 30, 2016, our available funds other than the RENGENXBIO common stock are invested solely in cash and cash equivalents and we do not have significant market risk related to interest rate movements.
As a result of our use of foreign vendors and distribution partners, we face exposure to movements in foreign currency exchange rates, primarily the Euro and British Pound against the U.S. dollar. The currency exposures arise primarily from accounts receivable and payables. We do not believe that these exposures are material to our results of operations or financial position.

In June 2014, we issued $200.0 million of convertible notes due June 15, 2019. The convertible notes have a fixed annual interest rate of 3.625 percent and we, therefore, do not have economic interest rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. We do not carry the convertible notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. The convertible notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the $200.0 million face value convertible notes was $326.0 million at September 30, 2016.
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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 17, Legal Proceedings to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and as further updated as follows.

The following new risk factor is added under the caption “Risks relating to regulatory approvals, pricing and reimbursement”:

Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.

Like many other companies in our industry, we recently received governmental requests for documents and information relating to our drug pricing and patient support programs. In October 2016, we received a letter from Rep. Elijah Cummings and Sen. Bernard Sanders requesting information and supporting documentation from us related to Iclusig and the pricing of Iclusig in the United States since 2012. The letter inquired about our approach to pricing, commercialization and related matters for Iclusig. In addition, in November 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients and our patient support programs.  Although we are cooperating with both inquiries, we may become subject to similar actions by other governmental agencies and we face significant risks from these inquiries.

Responding to these requests may require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct, such findings could further harm our business, reputation and/or prospects. It is possible that the Congressional inquiry, or any further investigations, could result in negative publicity or other negative actions that could harm our reputation; changes in our pricing and distribution decisions and strategies; reduced demand for Iclusig and/or reduced reimbursement of Iclusig, including by federal health care programs such as Medicare and Medicaid and state health care programs. An adverse resolution or settlement of the investigation by the U.S. Attorneys’ Office or any other governmental investigations could result in, among other things:

•	significant damage awards, fines, penalties or other payments, administrative remedies or other rulings that preclude us from operating our business in a certain manner;

•	changes and additional costs to our business operations to avoid risks associated with such litigation or investigations; and

•	reputational damage and decreased demand for our products.

Although we are unable to predict how long these matters will continue or their outcome, we expect that we will incur significant costs in connection with these matters and that responding to these matters will represent a significant distraction for our management team.  If any or all of the adverse outcomes listed above were to occur, our business, results of operations and stock price could be materially and adversely affected.

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
Manmeet S. Soni
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

Date: November 8, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of ARIAD Pharmaceuticals, Inc., dated July 21, 2016		8-K (Exhibit 3.1)	7/22/2016	001-36172
10.1	Executive Employment Agreement, dated July 15, 2016, between ARIAD Pharmaceuticals, Inc. and Elona Kogan, Esq.+	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
X

(+)	Management contract or compensatory plan or arrangement.