Form 10-Q/A
period 2016-06-30
ARIAD PHARMACEUTICALS INC
filed 2017-02-13
CIK 884731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from                      to

Commission File Number: 001-36172

ARIAD Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3106987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Binney Street, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Report”) filed by ARIAD Pharmaceuticals, Inc. with the Securities and Exchange Commission on August 8, 2016. This Amendment is being filed solely for the purpose of amending Exhibits 10.1 and 10.2 under Item 6 of Part II of the Original Report in connection with a request for confidential treatment of portions of such exhibits.

This Amendment continues to speak as of August 8, 2016, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report

10.1	Amended and Restated Buy-In License Agreement, dated June 1, 2016, among ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sàrl and Incyte Corporation (as guarantor)†	X

10.2	Share Purchase Agreement, dated May 9, 2016, among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc. (as guarantor) and Incyte Corporation (as guarantor)†	X

10.3*	Amendment No. 1 to RIAA, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.†

10.4*	Partial Release of Security Interest, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.†

10.5*	Executive Employment Agreement, dated May 23, 2016, between ARIAD Pharmaceuticals, Inc. and Jennifer L. Herron+

10.6*	Executive Employment Agreement, dated June 1, 2016, between ARIAD Pharmaceuticals, Inc. and Jayne M. Gansler+

10.7*	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+

10.8*	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+

10.9*	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective April 29, 2016+

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(†)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.

(+)	Management contract or compensatory plan or arrangement.
(*)	Previously filed with our Quarterly Report on Form 10-Q on August 8, 2016, which this Form 10-Q/A amends.

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

ARIAD Pharmaceuticals, Inc.

	By:	/s/ Paris Panayiotopoulos
Paris Panayiotopoulos
President and Chief Executive Officer (Principal executive officer)

	By:	/s/ Manmeet S. Soni
Manmeet S. Soni
Executive Vice President,
Chief Financial Officer and Treasurer
Date: February 13, 2017		(Principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report

10.1	Amended and Restated Buy-In License Agreement, dated June 1, 2016, among ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) Sàrl and Incyte Corporation (as guarantor)†	X

10.2	Share Purchase Agreement, dated May 9, 2016, among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc. (as guarantor) and Incyte Corporation (as guarantor)†	X

10.3*	Amendment No. 1 to RIAA, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.†

10.4*	Partial Release of Security Interest, dated May 9, 2016, between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc.†

10.5*	Executive Employment Agreement, dated May 23, 2016, between ARIAD Pharmaceuticals, Inc. and Jennifer L. Herron+

10.6*	Executive Employment Agreement, dated June 1, 2016, between ARIAD Pharmaceuticals, Inc. and Jayne M. Gansler+

10.7*	Form of Option Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+

10.8*	Form of Restricted Stock Unit Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective May 16, 2016+

10.9*	Form of Performance Share Agreement under the ARIAD Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan, effective April 29, 2016+

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from ARIAD Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(†)	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions.
(+)	Management contract or compensatory plan or arrangement.
(*)	Previously filed with our Quarterly Report on Form 10-Q on August 8, 2016, which this Form 10-Q/A amends.

5